Form 10-Q
period 2016-09-30
Avista Healthcare Public Acquisition Corp.
filed 2016-11-18
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-37906

Avista Healthcare Public Acquisition Corp.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1329150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 East 55th Street 18th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 593-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At November 17, 2016, there were 30,000,000 Class A ordinary shares, $0.0001 par value per share and 8,625,000 Class B ordinary shares, $0.0001 par value per share outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Avista Healthcare Public Acquisition Corp.

CONDENSED BALANCE SHEETS

	As of	As of
	September 30, 2016	December 31, 2015
	Unaudited
ASSETS
Current assets - cash	$171,834	$126,062
Deferred offering costs	650,046	290,209
Total assets	$821,880	$416,271

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Deferred offering costs payable	$538,054	$232,959
Note payable to Sponsor	300,000	175,000
Accrued expenses	14,530	8,474
Total current liabilities	852,584	416,433
COMMITMENTS
Shareholder’s deficit
Preferred shares, $0.0001 par value, 1,000,000 shares authorized: no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Ordinary shares, $0.0001 par value, 220,000,000 shares authorized
Class A ordinary shares 200,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Class B ordinary shares, 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2016 and December 31, 2015(1)	863	863
Additional paid-in capital	24,137	24,137
Accumulated deficit	(55,704)	(25,162)
Total shareholder’s deficit	(30,704)	(162)
Total liabilities and shareholder’s deficit	$821,880	$416,271

(1)         Includes an aggregate of up to 1,125,000 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

Avista Healthcare Public Acquisition Corp.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months	Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2016
	Unaudited	Unaudited
Operating costs	$14,492	$30,542
Net loss	$(14,492)	$(30,542)
Weighted average number of shares outstanding, basic and diluted(1)	7,500,000	7,500,000
Basic and diluted net loss per share	$(0.00)	$(0.00)

(1)         Excludes an aggregate of up to 1,125,000 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

Avista Healthcare Public Acquisition Corp.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months
Ended
September 30, 2016
Unaudited
Cash flows from operating activities:
Net loss	$(30,542)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities:
Increase in accrued expenses	6,056
Net cash flows used in operating activities:	(24,486)
Cash flows from financing activities:
Proceeds from note payable to Sponsor	125,000
Proceeds from issuance of Class B ordinary shares to Sponsor	—
Payment of offering costs	(54,742)
Net cash flows provided by financing activities:	70,258
Net change in cash	45,772
Cash at beginning of period	126,062
Cash at end of period	$171,834

Supplemental Disclosure of Cash Flow Information:

Non-Cash Transactions
Offering Costs included in deferred offering costs payable	$305,095

The accompanying notes are an integral part of the unaudited condensed financial statements.

Avista Healthcare Public Acquisition Corp.

Notes to Condensed Financial Statements

Note 1—Organization and Plan of Business Operations

Organization and General

Avista Healthcare Public Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company on December 4, 2015. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company intends to focus its search for a target business in the healthcare industry, although it may seek to complete a Business Combination with an operating company in any industry or sector. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).  The Company’s sponsor is Avista Acquisition Corp. (the “Sponsor”), a Cayman Islands exempted company, which was incorporated on December 4, 2015.

At September 30, 2016, the Company had not commenced any operations.  All activity for the period from December 4, 2015 (inception) through September 30, 2016 relates to the Company’s formation and its initial public offering of 30,000,000 units (the “Units”) at $10.00 per Unit, each consisting of one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Shares”), and one warrant (the “Warrants”) to purchase one-half of one Class A Share (the “Public Offering”).  The Company also granted the Underwriters (as defined below) of the Public Offering a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments (the “Over-allotment Option”).  The Class A Shares sold as part of the Units in the Public Offering are sometimes referred to herein as the “public shares.”  The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest.

The registration statement for the Company’s Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on October 7, 2016.  The Public Offering closed on October 14, 2016 (the “Close Date”).  The Sponsor and certain other accredited investors (the “Initial Shareholders”) purchased an aggregate of 16,000,000 warrants (the “Private Placement Warrants”) at a purchase price of $0.50 per warrant, or $8,000,000 in the aggregate, in a private placement at the Close Date (the “Private Placement”).  The Initial Shareholders have agreed to purchase up to an additional 1,800,000 Private Placement Warrants at $0.50 per warrant, or $900,000 in the aggregate, in the event the Over-allotment Option is exercised in full.

The Company intends to finance a Business Combination with net proceeds from its $300,000,000 Public Offering and $8,000,000 Private Placement (see Note 3).  As of the Close Date, after paying underwriting discounts of $6,000,000 and funds designated for operational use of $2,000,000, the remaining net proceeds of $300,000,000 were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as described below.  As of November 17, 2016, the Over-allotment Option had not been exercised.  An amount equal to the gross proceeds from any exercise of the Over-allotment Option will be deposited into the Trust Account.

The Trust Account

Prior to January 2017, funds held in the Trust Account will not be invested and will be held in a non-interest bearing account.  Beginning in January 2017, the funds in the Trust Account will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of (i) the consummation of the Business Combination, (ii) the Company’s failure to consummate a Business Combination within the prescribed time or (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third-party claims against the Company. Although the Company will seek to have all vendors, service providers (other than its independent auditors), prospective target businesses or other entities it engages execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable to the Company under certain circumstances if and to the extent any claims by such persons reduce the amount of funds in the Trust Account below a specified threshold. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses as well as any taxes.  The amount in the Trust Account at the Close Date is $10.00 per public share ($300,000,000 held in the Trust Account divided by 30,000,000 public shares).

Avista Healthcare Public Acquisition Corp.

Notes to Condensed Financial Statements

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer, in either case at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares. In connection with any shareholder vote required to approve any Business Combination, the Initial Shareholders have agreed (i) to vote any of their respective Ordinary Shares (as defined below) in favor of the initial Business Combination and (ii) not to redeem any of their Ordinary Shares in connection therewith.

The NASDAQ rules require that the Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any Deferred Commissions (as defined below) and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Business Combination.

If the Company has not completed a Business Combination by October 14, 2018, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Shareholders as Shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.00 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company and less up to $50,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24-month time period.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in U.S dollars in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations or cash flows.  In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus as filed with the SEC on October 10, 2016 and declared effective on October 7, 2016, as well as the Company’s form 8-K, as filed with the SEC on October 20, 2016. Operating results for the three and  nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future period.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period, excluding shares subject to forfeiture (Note 5).  The Company had no dilutive securities outstanding during the period from December 4, 2015 (inception) through December 31, 2015 or for the three and nine months ended September 30, 2016.

Avista Healthcare Public Acquisition Corp.

Notes to Condensed Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Use of Estimates

The preparation of the Company’s condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2016 or December 31, 2015.  The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Subsequent Events

Management of the Company evaluates events that have occurred through the date the financial statements were issued.  Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Avista Healthcare Public Acquisition Corp.

Notes to Condensed Financial Statements

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the balance sheet.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A; “Expenses of Offering”.  Deferred offering costs at September 30, 2016 and December 31, 2015 of $650,046 and $290,209, respectively, primarily consist of accounting and legal services, securities registration expenses and exchange listing fees.  These offering costs, along with underwriting discounts, were charged to shareholders’ equity at the Close Date.

Note 3—Public Offering

In the Public Offering, consummated on October 14, 2016, the Company issued and sold 30,000,000 Units at a price of $10.00 per Unit.  The Company also granted the Underwriters the 45-day Over-allotment Option to purchase up to 4,500,000 additional Units.  As of the Close Date, the Over-allotment Option had not been exercised.  Each Unit consists of one Class A Share and one Warrant to purchase one-half of one Class A Share. Two Warrants must be exercised for one whole Class A Share at a price of $11.50 per share. The Warrants will become exercisable on the later of 30 days after completion of the Business Combination or 12 months after the Close Date and will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the Class A Shares is at least $24.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given. The Company will not redeem the Warrants unless a registration statement under the Securities Act covering the Class A Shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares is available throughout the 30 day redemption period, unless the Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise their Warrants to do so on a cashless basis, provided an exemption from registration is available. No Warrants will be exercisable for cash unless the Company has an effective registration statement covering the Class A Shares issuable upon exercise of the Warrants and a current prospectus relating to such shares. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, holders will be permitted to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any Class A Shares to holders seeking to exercise their Warrants, unless the issuance of the Class A Shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

Note 4—Commitments

Underwriting Agreement

The Company entered into an agreement with the underwriters (the “Underwriters”) of the Public Offering (“Underwriting Agreement”) that required the Company to pay an underwriting discount of 2.0% of the gross proceeds of the Public Offering to the Underwriters at the Close Date of the Public Offering. The Company will pay the Underwriters a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering (“Deferred Commissions”) at the time of the closing of the Business Combination. The Deferred Commission was placed in the Trust Account at the Close Date and will only be payable to the Underwriters if the Business Combination is consummated.

Registration Rights

Holders of the Founder Shares, the Private Placement Warrants, warrants that may be issued on conversion of working capital loans (and any Class A Shares issuable upon exercise of such warrants and upon conversion of the Founder Shares) are entitled to registration rights with respect to such securities (in the case of the Founder Shares, only after conversion to Class A Shares) pursuant to an agreement signed on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities for resale. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Business Combination. However, the registration rights agreement will provide that the Company will not permit any registration statement to become effective until termination of applicable lock-up periods with respect to such securities.

Avista Healthcare Public Acquisition Corp.

Notes to Condensed Financial Statements

Note 5—Related Party Transactions

Related Party Loans

The Company issued to the Sponsor on December 14, 2015, as amended and restated on September 1, 2016, an unsecured promissory note pursuant to which the Company was permitted to borrow up to $300,000 in aggregate principal amount. Between inception and the Close Date, the Company borrowed $300,000.  This note was non-interest bearing and was repaid in full to the Sponsor at the Close Date.

The Sponsor may make a working capital loan to the Company and up to $1,500,000 of such loan may be converted into warrants, at the price of $0.50 per warrant at the option of the Sponsor. Such warrants would be identical to the Private Placement Warrants.

Administrative Services Agreement

The Company presently occupies office space provided by an affiliate of the Sponsor.  The affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain support services, available to the Company, as may be required by the Company from time to time. The Company will pay the affiliate an aggregate of $10,000 per month for such office space and support services.

Private Placement Warrants

The Initial Shareholders purchased 16,000,000 Private Placement Warrants at $0.50 per warrant (for an aggregate purchase price of $8.0 million) from the Company in a Private Placement on the Close Date. A portion of the proceeds from the sale of the Private Placement Warrants were placed into the Trust Account. The Initial Shareholders have also agreed that if the Over-allotment Option is exercised by the Underwriters in full or in part, they will purchase an additional number of Private Placement Warrants at a price of $0.50 per warrant (up to a maximum of 1,800,000 Private Placement Warrants) necessary to maintain in the Trust Account an amount equal to $10.00 per Unit sold in the Public Offering.  Each Private Placement Warrant is exercisable for one-half of one Class A Share. Two Private Placement Warrants must be exercised for one whole Class A Share at a price of $11.50 per share. The Private Placement Warrants are identical to the Warrants included in the Units to be sold in the Public Offering except that the Private Placement Warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, as described in the registration statement relating to the Public Offering, so long as they are held by the Initial Shareholders or any of their permitted transferees. Additionally, the Initial Shareholders have agreed not to transfer, assign or sell any of the Private Placement Warrants, including the Class A Shares issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the Business Combination.

Founder Shares

In connection with the organization of the Company, on December 14, 2015, an aggregate of 8,625,000 Class B Shares (the “Founder Shares”) were sold to the Sponsor at a price of approximately $0.003 per share, for an aggregate price of $25,000.  In October 2016, the Sponsor transferred 471,250 Founder Shares to each of the Company’s independent directors at a price per share of approximately $0.003 per share.  The 8,625,000 Founder Shares includes an aggregate of up to 1,125,000 shares that are subject to forfeiture if the Over-allotment Option is not exercised in full by the Underwriters in order to maintain the Initial Shareholders’ ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Public Offering. The Founder Shares are identical to the Class A Shares included in the Units sold in the Public Offering, except that the Founder Shares (i) have the voting rights described in Note 6, (ii) are subject to certain transfer restrictions described below, and (iii) are convertible into Class A Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. The Founder Shares may not be transferred, assigned or sold until the earlier of (i) one year after the completion of the Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Business Combination that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Avista Healthcare Public Acquisition Corp.

Notes to Condensed Financial Statements

Note 6—Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Ordinary Shares and could have anti-takeover effects.  At September 30, 2016 and December 31, 2015 there were no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 Class A Shares, with a par value of $0.0001 each, and 20,000,000 Class B ordinary shares, with a par value of $0.0001 each (the “Class B Shares” and, together with the Class A Shares, the “Ordinary Shares”). Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share; provided, that only holders of the Class B Shares have the right to vote on the election of directors prior to the Business Combination. The Class B Shares will automatically convert into Class A Shares at the time of the Business Combination, on a one-for-one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Business Combination, the ratio at which the Class B Shares shall convert into Class A Shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, 20% of the sum of all Ordinary Shares outstanding upon completion of the Public Offering plus all Class A Shares and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any Ordinary Shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination. Holders of Founder Shares may also elect to convert their Class B Shares into an equal number of Class A Shares, subject to adjustment as provided above, at any time.  At September 30, 2016 and December 31, 2015 there were 8,625,000 Class B Shares issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Avista Healthcare Public Acquisition Corp.  References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Avista Acquisition Corp.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operation, are forward-looking statements.  When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements.  Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds from the Public Offering and the Private Placement (each as defined below), our shares, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Public Offering. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements.  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine-month periods ended September 30, 2016 we had net losses of $14,492 and $30,542, respectively.  From December 4, 2015 (inception) through September 30, 2016, we incurred costs of $650,046 with regard to the Public Offering, which were classified as deferred offering costs on the Company’s balance sheet at September 30, 2016.

The Company’s entire activity from December 4, 2015 (inception) through September 30, 2016, was in connection with its formation and preparation for the Public Offering, which was consummated on October 14, 2016.  We believe that we have sufficient funds available to complete our efforts to affect an initial business combination with an operating business by October 14, 2018, which is 24 months from the closing of the Public Offering.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $171,834 and a working capital deficit of $680,750.  Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of an aggregate of 8,625,000 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Shares”), by the sponsor and monies loaned by the sponsor under a certain unsecured promissory note.

Subsequent to the quarterly period covered by this Quarterly Report, on October 14, 2016 (the “Close Date”), the Company consummated its initial Public Offering of 30,000,000 units (the “Units”), each unit consisting of one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Shares”), and one warrant (the “Warrants”) to purchase one-half of one Class A Share (the “Public Offering”), pursuant to the registration statement on Form S-1 (File No. 333-213465).  The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $300,000,000.  The Company has granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments, if any.

On October 14, 2016, simultaneously with the consummation of the Public Offering, the Company completed a private placement of an aggregate of 16,000,000 warrants (the “Private Placement Warrants”) to the Sponsor and the Company’s independent directors (collectively, the “Initial Shareholders”), at a purchase price of $0.50 per warrant, generating gross proceeds of $8,000,000 (the “Private Placement”).

A total of $300,000,000 of the net proceeds from the Public Offering and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders.  Remaining proceeds of $2,000,000 were used to repay the sponsor note and accrued offering and formation costs, and the remainder was deposited in the Company’s operating account and is available for working capital purposes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. No interest or other income will be earned prior to 2017, as the net proceeds from the Public Offering and the Private Placement were deposited into a non-interest bearing trust account until January 2017. We do not expect the interest earned on the amount in the trust account after January 2017 will be sufficient to pay our taxes.  To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We will use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Initial Shareholders. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Financing Arrangements

As of September 30, 2016, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.  We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On October 10, 2016, we entered into an administrative services agreement pursuant to which have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of an initial business combination or our liquidation, we will cease paying these monthly fees.

The underwriters are entitled to underwriting commissions of 5.5%, of which 2.0% ($6,000,000) was paid at the closing of the Public Offering, and 3.5% ($10,500,000) was deferred. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting commissions.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported.  Actual results could materially differ from those estimates.  The Company has identified the following as its critical accounting policies:

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of accounting and legal services, securities registration expenses and exchange listing fees incurred through the balance sheet date that are related to the Public Offering. These offering costs were charged to stockholders’ equity upon the completion of the Public Offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

All activity through September 30, 2016 relates to our formation and the preparation for the Public Offering.  Beginning in January 2017, the net proceeds of the Public Offering and the Private Placement held in the trust account will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. Prior to 2017, such proceeds will not be invested and will be held in a non-interest bearing trust account.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks disclosed in our prospectus dated October 10, 2016, which was filed with the SEC.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our prospectus dated October 10, 2016. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On December 14, 2015, our sponsor purchased 8,625,000 Class B Shares (the “Founder Shares”) for $25,000, or approximately $0.003 per share.  In October 2016, our sponsor transferred 471,250 Founder Shares to each of the other Initial Shareholders at their original purchase price.  The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).  The sponsor is an “accredited investor” as defined in Rule 501 under the Securities Act.

Simultaneously with the consummation of the Public Offering, the Initial Shareholders purchased from the Company an aggregate of 16,000,000 Private Placement Warrants at a price of $0.50 per warrant (or an aggregate purchase price of $8,000,000) in a private placement that occurred simultaneously with the completion of the Public Offering.  Each Private Placement Warrant entitles the holder to purchase one-half of one Class A Share at $5.75 per one-half share.  The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be net cash settled and are not redeemable so long as they are held by the Initial Shareholders or their permitted transferees.  The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.  Each Initial Shareholder is an accredited investor.

Use of Proceeds

Subsequent to the quarterly period covered by this Quarterly Report, on October 14, 2016, we consummated the Public Offering of 30,000,000 Units at a price of $10.00 per Unit.  Credit Suisse Securities (USA) LLC and I-Bankers Securities, Inc.  acted as underwriters for the offering (the “Underwriters”).  The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No.  333-213465).  The SEC declared the registration statement effective on October 7, 2016.

Through October 14, 2016, we incurred approximately $820,569 for costs and expenses related to the Public Offering.  At the closing of the Public Offering, we paid a total of $6,000,000 in underwriting discounts and commissions.  In addition, the underwriters agreed to defer $10,500,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated.  Prior to the closing of the Public Offering, our sponsor loaned us $300,000 to be used for a portion of the expenses of the Public Offering.  These loans were repaid upon completion of the Public Offering out of the $900,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions.  There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus, dated October 10, 2016, filed with the Securities and Exchange Commission.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,500,000 in underwriting commissions, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $301,100,000, of which $300,000,000 (or $10.00 per share sold in the Public Offering) was placed in the trust account.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avista Healthcare Public Acquisition Corp.

Date: November 18, 2016	By:	/s/ David Burgstahler
David Burgstahler
President and Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2016	By:	/s/ John Cafasso
John Cafasso
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.