Form 10-K
period 2016-12-31
Avista Healthcare Public Acquisition Corp.
filed 2017-03-28
CIK 1661181

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37906

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.
(Exact name of Registrant as specified in its Charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-1329150 (I.R.S. Employer Identification No.)
65 East 55th Street 18th Floor New York, New York (Address of principal executive offices)	10022 (Zip Code)

Registrant's telephone number, including area code: (212) 593-6900

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one Warrant to purchase one half of one Class A ordinary share	NASDAQ Capital Market
Class A ordinary shares, par value $0.0001 per share	NASDAQ Capital Market
Warrants to purchase Class A ordinary shares	NASDAQ Capital Market

          Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐    NO ☒

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

          Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒    NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a small reporting company)	Small reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

          The Registrant was not a public company at June 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The Registrant's Units began trading on the NASDAQ Capital Market on October 11, 2016 and the Registrant's Class A ordinary shares began separate trading on the NASDAQ Capital Market on November 29, 2016. The aggregate market value of the Registrant's Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2016 was $313,875,000.

          At December 31, 2016, there were 31,000,000 Class A ordinary shares, $0.0001 par value, and 7,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

          Documents Incorporated by Reference: None.

i

CERTAIN TERMS

        References to the "Company," "our," "us" or "we" refer to Avista Healthcare Public Acquisition Corp., a blank check company incorporated on December 4, 2015 as a Cayman Islands exempted company. References to "Avista" refer collectively to Avista Capital Holdings, L.P., and its affiliates, including our Sponsor. References to our "Sponsor" refer to Avista Acquisition Corp. Avista is a middle market private equity firm focused on control buyout and growth investments in the healthcare, communications and industrial sectors, with offices in New York, Houston and London. References to the "Public Offering" refer to the initial public offering of Avista Healthcare Public Acquisition Corp. which closed on October 14, 2016 (the "Close Date").

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "possible," "potential," "predict," "project," "should," "strive," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company's management. Actual results and shareholders' value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under "Item 1A. Risk Factors." Many of the risks and factors that will determine these results and shareholders' value are beyond the Company's ability to control or predict.

        All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company's behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

ii

PART I

Item 1.    Business.

General

        We are a blank check company incorporated on December 4, 2015 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses ("Business Combination"). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a "shell company" as defined under the Exchange Act of 1934 (the "Exchange Act") because we have no operations and nominal assets consisting almost entirely of cash.

        Prior to our Public Offering, on December 14, 2015, our Sponsor purchased 8,625,000 shares (the "Founder Shares") of our Class B ordinary shares, par value $0.0001 per share (the "Class B ordinary shares"), for an aggregate purchase price of $25,000, or approximately $0.003 per share. In October 2016, our Sponsor transferred 50,000 Founder Shares to each of our independent directors at their original per share purchase price. In addition, at such time, each of our independent directors purchased an additional 421,250 Founder Shares from our Sponsor at their original purchase price.

        On the Close Date, we consummated our Public Offering of 30,000,000 units at a price of $10.00 per unit generating gross proceeds of $300,000,000 before underwriting discounts and expenses. Each unit ("Unit") consists of one Class A ordinary share, par value $0.0001 per share (the "Class A ordinary shares" and, together with the Class B ordinary share, the "ordinary shares"), and one warrant to purchase one-half of one Class A ordinary share for $5.75 per one-half share (or $11.50 per whole share) (each, a "Warrant"). Simultaneously with the closing of our Public Offering, the Company completed the private sale of an aggregate of 16,000,000 warrants (the "Private Placement Warrants"), at a purchase price of $0.50 per Private Placement Warrant, to our Sponsor and our independent directors (collectively, the "Initial Shareholders"), generating gross proceeds to the Company of $8,000,000.

        On November 28, 2016, we completed the sale of an additional 1,000,000 Units to the underwriters of the Public Offering at the public offering price of $10.00 per unit pursuant to the partial exercise of the over-allotment option granted to the underwriters in connection with our Public Offering (the "Over-allotment Option"). On November 28, 2016, we sold an additional 400,000 Private Placement Warrants for an aggregate purchase price of $200,000 in connection with the exercise of the Over-allotment Option. Following the partial exercise of the Over-allotment Option, 875,000 Founder Shares were forfeited in order to maintain the ownership of the Initial Shareholders at 20% of the issued and outstanding ordinary shares. On November 28, 2016, our Sponsor sold 161,180 Founder Shares and 350,114 Private Placement Warrants to one of our independent directors at their original purchase price.

        We received gross proceeds from the Public Offering, including the partial exercise of the Over-allotment Option, and the sale of the Private Placement Warrants of $310,000,000 and $8,200,000, respectively, for an aggregate of $318,200,000. Of such amount, $310,000,000 was deposited in a trust account with Continental Stock Transfer and Trust Company ("Trustee") acting as Trustee (the "Trust Account"). The remaining $8,200,000 was held outside of the Trust Account, of which $6,200,000 was used to pay underwriting discounts, with the balance used to repay a note to our Sponsor and to pay accrued offering and formation costs, and the remainder was reserved for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At December 31, 2016, funds held in the Trust Account consisted solely of cash.

        On November 28, 2016, we announced that, commencing November 29, 2016, holders of the 31,000,000 Units sold in the Public Offering may elect to separately trade the Class A ordinary shares and Warrants included in the Units. Those Units not separated will continue to trade on the National Association of Securities Dealers Automated Quotations ("NASDAQ") Capital Market under the symbol "AHPAU," and the Class A ordinary shares and Warrants that are separated will trade on the NASDAQ Capital Market under the symbols "AHPA" and "AHPAW," respectively.

        While we may acquire a target business in any industry or location, our focus will be to acquire and operate a North American or European healthcare related business. We believe that our management team is well positioned to identify attractive acquisition candidates because of their extensive contacts and transaction sources, including a broad list of industry executives, public board members, private owners, wealthy families, private capital managers, private equity funds, investment bankers and other transaction intermediaries. A central component of our acquisition strategy is our management team's ability to implement value creation initiatives designed to drive shareholder value as they have done in the past for Avista portfolio companies, not all of which have achieved the same level of shareholder value.

Business Strategy

        Our acquisition and value creation strategy is to identify, acquire and, after our Business Combination, build a company in the healthcare sector in the public markets that complements the experience and expertise of our management team and board members (the "AHPAC team"). Elements of our business strategy include the following:

  •
  Utilize the extensive sourcing network of the AHPAC team—We intend to source investment opportunities through our team's extensive network of healthcare industry executives, board members, private equity investors, wealthy families, commercial banks, investment bankers, advisors, attorneys, accountants and other transaction intermediaries to identify potential investment opportunities. We believe this approach will yield a large number of acquisition candidates. Avista's distinctive healthcare focused network, coupled with its proactive approach to sourcing, has provided our management team and directors with a flow of referrals that have resulted in numerous transactions for Avista, several of which were proprietary and not available to generalist or less focused participants.

  •
  Target high-quality businesses in multiple healthcare sectors—The AHPAC team has experience that spans a variety of different healthcare sectors. AHPAC intends to focus primarily on companies in the pharmaceutical, medical device, pharmaceutical and device outsourcing, healthcare distribution and healthcare related consumer sub-sectors. AHPAC intends to target companies believed to have scalable, protected products and services in non-cyclical sectors with expected long-term sustainable competitive advantages. We believe that companies in the aforementioned targeted sub-sectors are well positioned to benefit from the expected growth in global healthcare spending.

  •
  Focus on corporate carve-outs as a potential source of transactions—We believe that recent trends in certain healthcare sectors have created unique investment opportunities which we are well-positioned to capitalize on given our management team's experience in carving-out products and businesses from larger healthcare companies.

  •
  Seek operational intensive opportunities—We believe that a unique attribute of the AHPAC team is its strong operating capabilities. The AHPAC team has experience in:

  •
  Identifying, mentoring and recruiting world-class talent;

  •
  Operating companies and setting and implementing strategies;

  •
  Developing and growing companies, both organically and inorganically, and expanding their sales and business development capabilities, products and geographic footprint;

  •
  Adding value to companies post acquisition by accelerating their access to additional growth opportunities.

  •
  Optimize the financial situation of target companies—The AHPAC team has extensive capital markets and financial capabilities that we believe have added substantial value to a number of target businesses. The AHPAC team has experience:

  •
  Sourcing, structuring, financing, acquiring, and selling businesses;

  •
  Accessing the capital markets, including financing businesses and helping companies transition to public ownership;

  •
  Executing transactions in multiple geographies and under varying economic and financial market conditions.

Acquisition Process

        Utilizing the processes developed while at Avista, our management team's emphasis during the due diligence stage will be on how to maximize value, reduce risk and preserve the capital of a potential acquisition. Our team's due diligence review includes the development of a plan to assess each critical success factor and risk associated with an acquisition opportunity. In an effort to mitigate potential risks, our team has typically conducted extensive due diligence in a variety of areas, including business, finance, competitive analysis, management assessment, accounting, legal, employee benefits, insurance and risk management. The diligence process typically has included:

  •
  Business diligence: extensive review of the target's business history, current condition and future prospects. This analysis typically includes a thorough review of the target's strategy, trends, assets, risks and opportunities and an assessment of its key customers and suppliers;

  •
  Industry and competitive analysis: assessment of the target's competition, relative positioning, barriers to entry and cost position. We expect this diligence will benefit from the insight of the AHPAC team, augmented with other industry experts and third-party consulting firms, as required;

  •
  Management assessment: detailed evaluation of management including on-site interviews, reference calls and background checks;

  •
  Financial and accounting review: detailed analysis of the target's financial condition including accounting policies, quality of earnings and operating trends, capital requirements and tax position. This analysis is typically completed with the assistance of third-party accounting advisors;

  •
  Legal diligence: thorough investigation of the target's corporate and tax structure, material contracts, history of and prospects for litigation, potential environmental issues and other material legal matters. This review is typically completed with the assistance of legal advisors;

  •
  Employee benefits, insurance and risk management diligence: detailed review of the company's current benefits programs and insurance coverage with a view toward finding opportunities to make improvements and/or lower cost. This review is typically completed with the assistance of third-party advisors

        The AHPAC team intends to take an active role in seeking to drive value creation. Our approach to operational value creation will require active involvement and close partnership with potential management teams. Blending our team's financial sophistication, operating perspective and business management skills, we will endeavor to provide a proactive, value added approach which leverages the experiences of our board members. We believe areas for value creation include:

  •
  Management Enhancements;

  •
  Industry advisor involvement throughout process

  •
  Strengthen senior and mid-level management

  •
  Create road map for future hires

  •
  Leverage industry contacts and sector focus

  •
  Strategic Developments;

  •
  Expansion into new markets (domestic and mature global as well as emerging)

  •
  New product development

  •
  Product offering enhancement

  •
  Consolidation strategies (both for scale as well as access to new markets/customers) Operational Efficiencies;

  •
  Organizational restructuring and consolidation

  •
  Focus on working capital and purchasing efficiencies

  •
  Selling, general and administrative expense reduction

  •
  Add-on Acquisitions;

  •
  Map of acquisition and divestiture strategies

  •
  Identify, approach and evaluate acquisition targets

  •
  Structure and negotiate deal terms

  •
  Plan and monitor post-closing integration

  •
  Creative Financings;

  •
  Utilize extensive experience and relationships to finance acquisitions in all capital market conditions

  •
  Optimize financing and structuring efficiency

  •
  Negotiate, structure and complete financings with private capital, senior and subordinated debt, preferred and public equity offerings

  •
  Regulatory Insights

  •
  Navigate complexity of global regulatory organizations

  •
  Identify unique corporate opportunities based on regulatory barriers

        Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to such Business Combination.

Other Acquisition Considerations

        We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete a Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that a Business Combination is fair to our company from a financial point of view.

        Members of our management team may directly or indirectly own our ordinary shares and/or Private Placement Warrants following this offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate a Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to a Business Combination.

        Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete a Business Combination.

        Our Sponsor, officers, and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding a Business Combination or we have failed to complete a Business Combination within 24 months after the Closing Date. None of our officers or directors has been involved with any blank check companies in the past.

Sourcing of Potential Business Combination Targets

        We believe our management team's significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential Business Combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team's relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

        In addition, members of our management team have developed contacts from serving on the Boards of Directors of several companies, including Acino Pharma AG; ACP Mountain Holdings, Inc.; Alere, Inc. (NASDAQ: ALR); AngioDynamics Inc. (NASDAQ: ANGO); Atos Medical AB; Coloplast A/S; ConvaTec Group PLC (LSE: CTEC).; Fougera Pharmaceuticals Inc; H. Lundbeck A/S (OTC: HLUKF);

INC Research Holdings, Inc. (NASDAQ: INCR); Johnson & Johnson Development Corp.; Kibion AB; Lantheus Holdings, Inc. (NASDAQ: LNTH); Osmotica Holdings; S.C.Sp; Rosetta Genomics Ltd. (NASDAQ: ROSG); Swedish Orphan Biovitrum AB (SOBI); Trimb Healthcare AB; Visant Corp.; and Zest Anchors LLC.

        While at Avista, this network provided our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team provides us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

        We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete a Business Combination with a target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such a Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

        As more fully discussed in "Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest," if any of our officers becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

        We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred for marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

        Furthermore, once a proposed Business Combination is completed, the target business will effectively become public, whereas an initial public offering is always subject to the underwriters' ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders' interests. Our structure may offer further benefits by augmenting a company's profile among potential new customers and vendors and aid in attracting talented employees.

        We are an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

        With funds available for a Business Combination of $299,150,000 assuming no redemptions and after payment of $10,850,000 of deferred underwriting discounts, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Business Combination

        We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Business Combination using the proceeds held in the Trust Account from the Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of these as the consideration. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

        If our Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our Class A ordinary shares, we may utilize the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.

        We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Business Combination, and we may effectuate our Business Combination using the proceeds of such offering rather than utilizing the funds held in the Trust Account.

        In the case of a Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of Our Business Combination

        The NASDAQ rules require that our Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting comissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our Business Combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Business Combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Business Combination with another blank check company or a similar company with nominal operations.

        We anticipate structuring a Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, (the "Investment Company Act"). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such Business Combination could own less than a majority of our outstanding shares subsequent to a Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If a Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

        To the extent we effect our Business Combination with a target business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such a business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

        In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

        The time required to select and evaluate a target business and to structure and complete our Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of Business Diversification

        For an indefinite period of time after the completion of our Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for a Business Combination in a single industry. By completing our Business Combination with only a single entity, our lack of diversification may:

  •
  subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Business Combination, and

  •
  cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target's Management Team

        Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business's management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

        We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Business Combination.

        Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance incumbent management.

Shareholders May Not Have the Ability to Approve Our Business Combination

        We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

        Under NASDAQ's listing rules, shareholder approval would be required for our Business Combination if, for example:

  •
  we issue ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);

  •
  any of our directors, officers or substantial shareholders, as defined by NASDAQ rules, has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

  •
  the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

        In the event we seek shareholder approval of a Business Combination and we do not conduct redemptions in connection with a Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of a Business Combination. There is no limit on the number of shares such persons may purchase. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

        The purpose of such purchases would be to (i) vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of a Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of a Business Combination that may not otherwise have been possible.

        In addition, if such purchases are made, the public "float" of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

        Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with a Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with the Business Combination.

Redemption Rights for Public Shareholders Upon Completion of Our Business Combination

        We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares (collectively, the "Public Shares") upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest, which interest shall be net of taxes payable, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is approximately $10.00 per Public Share. The per-share amount we will distribute to shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our Business Combination.

Manner of Conducting Redemptions

        We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons.

        If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

  •
  conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

  •
  file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about the Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

        Upon the public announcement of our Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

        In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of Public Shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001, so that we are not subject to the SEC's "penny stock" rules, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Business Combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.

        If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

  •
  conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

  •
  file proxy materials with the SEC.

        We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NASDAQ listing or Exchange Act registration.

        In the event that we seek shareholder approval of our Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the Business Combination.

        If we seek shareholder approval, we will complete our Business Combination only if a majority of our outstanding ordinary shares voted are voted in favor of the Business Combination. In such case, pursuant to the terms of a letter agreement entered into with us, our Initial Shareholders, officers and directors have agreed, and their permitted transferees will agree, to vote their Founder Shares and any Public Shares held by them in favor of our Business Combination. We expect that at the time of any shareholder vote relating to our Business Combination, our Initial Shareholders and their permitted transferees will own at least 20% of our outstanding ordinary shares entitled to vote thereon. In addition, our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any owned Public Shares in connection with the completion of a Business Combination. Each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

        Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 so that we are not subject to the SEC's "penny stock" rules. Redemptions of our Public Shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our Business Combination. For example, a proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of such a proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Business Combination if We Seek Shareholder Approval

        Notwithstanding the foregoing, if we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that any individual public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a "group," as defined under Section 13 of the Exchange Act, will be restricted from seeking redemption rights with respect to Public Shares held in excess of 15% of the total Public Shares issued as part of the Units in our Public Offering ("Excess Shares"), or 4,650,000 Public Shares. We believe this restriction will discourage public shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the Public Shares could threaten to exercise its redemption rights if such holder's shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting an individual shareholder's ability to redeem no more than 15% of the Public Shares, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we have not restricted our public shareholders' ability to vote all of their shares, including Excess Shares, for or against our Business Combination. Our Initial Shareholders, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any Founder Shares or Public Shares held by them redeemed in connection with our Business Combination. Unless any of our other affiliates acquires Founder Shares through a permitted transfer from an Initial Shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires Public Shares, such affiliate would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

        We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in "street name," to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve our Business Combination in the event we distribute proxy materials, or to deliver their shares to our transfer agent electronically using the Depository Trust Company's deposit/withdrawal at custodian system (the "DWAC System"), rather than simply voting against the Business Combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our Business Combination will indicate whether we require public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on our Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to deliver their Public Shares electronically by means of the DWAC System.

        There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

        The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders' vote on a business combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise its redemption rights. After the Business Combination was approved, the company would contact such shareholder to arrange for delivery of its certificate to verify ownership. As a result, the shareholder then had an "option window" after the completion of the Business Combination during which it could monitor the price of the company's shares in the market. If the price rose above the redemption price, the holder could sell its shares in the open market before actually delivering its shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become "option" rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder's election to redeem is irrevocable once the Business Combination is approved.

        Any request to redeem our Public Shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a public shareholder delivers its Public Shares in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate physically or electronically. It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

        If our Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public shareholders who elected to redeem their shares.

        If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target business until 24 months after the Close Date.

Redemption of Public Shares and Liquidation if No Business Combination

        We have only 24 months after the Close Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of taxes (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders' rights as shareholders, including the right to receive further liquidation distributions, if any, subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants and Private Placement Warrants, which will expire worthless if we fail to complete our Business Combination within 24 months after the Close Date.

        Our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within 24 months after the Close Date. However, to the extent our Initial Shareholders own Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our Business Combination within the allotted 24-month time period.

        Our Sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Business Combination within 24 months after the Close Date, unless we provide our public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of taxes, divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 so that we are not subject to the SEC's "penny stock" rules.

        We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds of the Public Offering held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any earned interest in the Trust Account, net of any funds required to pay taxes, we may request the Trustee to release to us an additional amount of up to $50,000 of such earned interest to pay those costs and expenses.

        If we were to expend all proceeds of the Public Offering held outside of the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by public shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by public shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors' claims.

        Although we will seek to have all vendors, service providers other than our independent auditors, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party's engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Business Combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act . In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that our Sponsor would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

        In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

        We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers other than our independent auditors, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. At December 31, 2016, we had access to up to $561,708 from the proceeds of the Public Offering and the sale of the Private Placement Warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

        If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

        Our public shareholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our Public Shares if we do not complete our Business Combination within 24 months after the Close Date or if they redeem their respective shares for cash upon the completion of the Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our Business Combination, a shareholder's voting in connection with the Business Combination alone will not result in a shareholder's redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

        Our amended and restated memorandum and articles of association contain certain requirements and restrictions that apply to us until the consummation of our Business Combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders' rights or pre-Business Combination activity, we will provide dissenting public shareholders with the opportunity to redeem their Public Shares in connection with any such vote. Our Initial Shareholders, officers and directors have agreed to waive any redemption rights with respect to their Founder Shares and any Public Shares held in connection with the completion of our Business Combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

  •
  prior to the consummation of our Business Combination, we shall either (1) seek shareholder approval of our Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest, which interest shall be net of taxes payable, or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer, and thereby avoid the need for a shareholder vote, for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest, which interest shall be net of taxes payable, in each case subject to the limitations described herein;

  •
  we will consummate our Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination;

  •
  if our Business Combination is not consummated within 24 months after the Close Date, then we will liquidate the Company and distribute all funds held in the Trust Account; and

  •
  prior to our Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any business combination.

        These provisions cannot be amended without the approval of holders of at least two thirds of our ordinary shares. In the event we seek shareholder approval in connection with our Business Combination, our amended and restated memorandum and articles of association will provide that we may consummate our Business Combination only if approved by holders of a majority of our ordinary shares voted, voting at a duly held shareholders meeting.

Competition

        In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding Warrants and Private Placement Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Employees

        We currently have four officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

        Our Units, Class A ordinary shares and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The public may read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company's references to the uniform resource locators ("URLs") for these websites are intended to be inactive textual references only.

        We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public accountants.

        We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America ("U.S. GAAP"), or International Financing Reporting Standards ("IFRS"), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the United States Public Company Accounting Oversight Board ("PCAOB"). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

        We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2017 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

        We are an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

        In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

        We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.    Risk Factors.

        An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

        We are a newly formed company established under the laws of the Cayman Islands with no operating results, and we will not engage in operations until completing a Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public shareholders do not support such a combination.

        We may not hold a shareholder vote to approve our Business Combination unless the Business Combination would require shareholder approval under applicable Cayman Islands law or the rules of NASDAQ, or if we decide to hold a shareholder vote for business or other reasons. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such a Business Combination. However, except as required by law, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our Business Combination even if holders of a majority of the outstanding ordinary shares do not approve of the Business Combination we consummate. Please refer to "Item 1. Business—Shareholders May Not Have the Ability to Approve Our Business Combination" for additional information.

If we seek shareholder approval of our Business Combination, our Initial Shareholders, officers and directors have agreed to vote in favor of such Business Combination, regardless of how our public shareholders vote.

        Unlike many other blank check companies in which the Initial Shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public shareholders in connection with a Business Combination, our Initial Shareholders, officers and directors have agreed, and their permitted transferees will agree, pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them, as well as any Public Shares owned, in favor of our Business Combination. We expect that our Initial Shareholders and their permitted transferees will own at least 20% of our outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the Business Combination.

        Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time, which will be at least 20 business days, set forth in our tender offer documents mailed to our public shareholders in which we describe our Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a Business Combination with a target.

        We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with such a Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our shareholders' equity to be less than $5,000,001, so that we are not subject to the SEC's "penny stock" rules, or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

        At the time we enter into an agreement for our Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

        If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination may not be completed in the required time is increased. If our Business Combination is not completed in the required time, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

        Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination within 24 months after the Close Date. Consequently, such a target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in circumstances, and our warrants will expire worthless.

        Our Sponsor, officers and directors have agreed that we must complete our Business Combination within 24 months after the Close Date. We may not be able to find a suitable target business and complete our Business Combination within such time period. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of tax (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders' rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See "—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share" and other risk factors herein.

If we seek shareholder approval of our Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public "float" of our ordinary shares.

        If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with such Business Combination. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

        In addition, if such purchases are made, the public "float" of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a public shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

        We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a public shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

        Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Business Combination within 24 months after the Close Date, and (iii) the redemption of all of our Public Shares if we are unable to complete our Business Combination within 24 months after the Close Date, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit shareholders' ability to make transactions in our securities and subject us to additional trading restrictions.

        We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our Business Combination. In order to continue listing our securities on NASDAQ prior to our Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders' equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with NASDAQ's initial listing requirements, which are more rigorous than NASDAQ's continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our share price would generally be required to be at least $4 per share and our shareholders' equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

  •
  a limited availability of market quotations for our securities;

  •
  reduced liquidity for our securities;

  •
  a determination that our Class A ordinary shares are a "penny stock" which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

  •
  a limited amount of news and analyst coverage; and

  •
  a decreased ability to issue additional securities or obtain additional financing in the future.

        The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as "covered securities." Our Units, Class A ordinary shares and Warrants are listed on NASDAQ and are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

        Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the Close Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable at the Close Date and we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419.

Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a "group" of affiliated shareholders are deemed to hold Excess Shares, you will lose the ability to redeem all such Excess Shares.

        If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a "group", as defined under Section 13 of the Exchange Act, will be restricted from seeking redemption rights with respect to any Excess Shares. However, we are not restricting our shareholders' ability to vote all of their shares, including Excess Shares, for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our Business Combination. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share, on the liquidation of the Trust Account, and our Warrants will expire worthless.

        We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Public Shares redeemed and, in the event we seek shareholder approval of our Business Combination, we make purchases of our Public Shares, potentially reducing the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See "—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share" and other risk factors herein.

If the net proceeds of the Public Offering and sale of Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our Business Combination.

        At December 31, 2016, we have $561,708 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of our Trust Account may not be sufficient to allow us to operate for at least the 24 months after the Close Date assuming that our Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a "no-shop" provision (a provision in letters of intent designed to keep target businesses from "shopping" around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds, whether as a result of our breach or otherwise, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

        If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See "—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share" and other risk factors herein.

Subsequent to our completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

        Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following our Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

        Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers other than our independent auditors, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the moniess held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party's engagement would be significantly more beneficial to us than any alternative.

        Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

        Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor's only assets are securities of our Company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

        In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

        If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

        If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

        If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

  •
  restrictions on the nature of our investments, and

  •
  restrictions on the issuance of securities, each of which may make it difficult for us to complete our Business Combination.

        In addition, we may have imposed upon us burdensome requirements, including:

  •
  registration as an investment company;

  •
  adoption of a specific form of corporate structure; and

  •
  reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

        We do not believe that our anticipated principal activities will subject us to the Investment Company Act. Beginning in January 2017, the proceeds held in the Trust Account may be invested by the Trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Prior to such time, such proceeds will not be invested and will be held in a non-interest bearing Trust Account. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

        We are subject to laws, regulations and rules enacted by national, regional and local governments and NASDAQ. In particular, we will be required to comply with certain SEC and other legal requirements or regulations. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our Business Combination within 24 months after the Close Date, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

        If we are unable to consummate our Business Combination within 24 months after the Close Date, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law of the Cayman Islands ("Companies Law"). In that case, shareholders may be forced to wait beyond the initial 24 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to shareholders prior to the date of our redemption or liquidation unless we consummate our Business Combination prior thereto and only then in cases where shareholders have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our Business Combination.

Our public shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares.

        If we are forced to enter into an insolvent liquidation, any distributions received by public shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $15,000 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our Business Combination. Our public shareholders will not have the right to elect directors prior to the consummation of our Business Combination.

        In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. There is no requirement under the Companies Law for us to hold annual or general meetings or elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the election of directors prior to consummation of our Business Combination.

We are not registering the Class A ordinary shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.

        We are not registering the Class A ordinary shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the Warrant agreement, we have agreed, as soon as practicable, but in no event later than 15 business days after the closing of our Business Combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the Warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in our final registration statement or prospectus relating to the Public Offering, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we would be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a "covered security" under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Warrants who exercise their Warrants to do so a "cashless basis" in accordance with

Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our Initial Shareholders and holders of our Private Placement Warrants may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

        Pursuant to an agreement to be entered into in connection with the Public Offering, our Initial Shareholders and their permitted transferees can demand that we register their Founder Shares after those shares convert to our Class A ordinary shares at the time of our Business Combination. In addition, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by, or issuable to, our Initial Shareholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business's operations.

        Although we expect to focus our search for a target business in the healthcare industry, we may seek to complete a Business Combination with an operating company in any industry or sector. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business's operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to shareholders than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with this industry.

        Healthcare related companies are generally subject to greater governmental regulation than most other industries at the U.S. state and federal levels, and internationally. In recent years, both local and national governmental budgets have come under pressure to reduce spending and control healthcare costs, which could both adversely affect regulatory processes and public funding available for healthcare products, services and facilities. In March 2010, comprehensive healthcare reform legislation was enacted in the United States through the Health Care Reform Act. These laws are intended to increase health insurance coverage through individual and employer mandates, subsidies offered to lower income individuals, tax credits available to smaller employers and broadening of Medicaid eligibility. While one intent of healthcare reform is to expand health insurance coverage to more individuals, it may also involve additional regulatory mandates and other measures designed to constrain medical costs, including coverage and reimbursement for healthcare services. The Health Care Reform Act has had a significant impact on the healthcare sector in the U.S. and consequently has the ability to affect the companies within the healthcare industry. The ultimate effects of federal healthcare reform or any future legislation or regulation, or healthcare initiatives, if any, on the healthcare sector, whether implemented at the federal or state level, or internationally, cannot be predicted with certainty and such reform, legislation, regulation or initiatives, including the Health Care Reform Act or any successor legislation, may adversely affect the performance of a potential business combination.

        Changes in governmental policies may have a material effect on the demand for or costs of certain products and services. A healthcare related company must receive government approval before introducing new drugs and medical devices or procedures. This process may delay the introduction of these products and services to the marketplace, resulting in increased development costs, delayed cost recovery and loss of competitive advantage to the extent that rival companies have developed competing products or procedures, adversely affecting the company's revenues and profitability. Failure to obtain governmental approval of a key drug or device or other regulatory action could have a material adverse effect on the business of a portfolio company. Additionally, expansion of facilities by healthcare related providers is subject to "determinations of need" by the appropriate government authorities. This process not only increases the time and cost involved in these expansions, but also makes expansion plans uncertain, limiting the revenue and profitability growth potential of healthcare related facilities operators.

        Certain healthcare related companies depend on the exclusive rights or patents for the products they develop and distribute. Patents have a limited duration and, upon expiration, other companies may market substantially similar "generic" products that are typically sold at a lower price than the patented product, causing the original developer of the product to lose market share and/or reduce the price charged for the product, resulting in lower profits for the original developer. As a result, the expiration of patents may adversely affect the profitability of these companies. The profitability of healthcare related companies may also be affected, among other factors, by restrictions on government reimbursement for medical expenses, rising or falling costs of medical products and services, pricing pressure, an increased emphasis on outpatient services, a limited product offering, industry innovation, changes in technologies and other market developments. Finally, because the products and services of healthcare related companies affect the health and well-being of many individuals, these companies are especially susceptible to product liability lawsuits.

        The healthcare industry spends heavily on research and development. Research findings (e.g., regarding side effects or comparative benefits of one or more particular treatments, services or products) and technological innovation (together with patent expirations) may make any particular treatment, service or product less attractive if previously unknown or underappreciated risks are revealed, or if a more effective, less costly or less risky solution is or becomes available. Any such development could have a material adverse effect on the companies that are target businesses for investment.

Past performance by Avista, including our management team, may not be indicative of future performance of an investment in the Company.

        Information regarding performance by, or businesses associated with, Avista and its affiliates is presented for informational purposes only. Past performance by Avista, including the AHPAC team, is not a guarantee either (i) that we will be able to identify a suitable candidate for a Business Combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of Avista's or the AHPAC team's performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. None of our officers or directors has had experience with any blank check companies in the past.

We may seek acquisition opportunities in industries or sectors that may be outside of our management's areas of expertise.

        We will consider a Business Combination outside of our management's areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of our management's expertise, our management's expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management's expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target business that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

        Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target business that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target business that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

        To the extent we complete our Business Combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

        Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Business Combination.

We may issue additional Class A ordinary or preferred shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our public shareholders and likely present other risks.

        Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 undesignated preferred shares, par value $0.0001 per share. At December 31, 2016, there are 145,300,000 and 12,250,000 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount includes shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the outstanding Class B ordinary shares. Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. At December 31, 2016 there are no preferred shares issued and outstanding.

        We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any business combination. The issuance of additional ordinary shares or preferred shares:

  •
  may significantly dilute the equity interest of existing shareholders;

  •
  may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

  •
  could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

  •
  may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants.

We may be a passive foreign investment company ("PFIC"), which could result in adverse U.S. federal income tax consequences to U.S. investors.

        If we are a PFIC for any taxable year, or portion thereof, that is included in the holding period of a beneficial owner of our Units, Class A ordinary shares or Warrants who or that is for U.S. federal income tax purposes (i) an individual who is a citizen or resident of the United States, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia or (iii) an estate or trust the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source (a "U.S. holder", such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception which generally provides that a corporation will not be a PFIC for the first taxable year the corporation has gross income (the "Start-Up Year"), if (i) no predecessor of the corporation was a PFIC, (ii) the corporation satisfies the Internal Revenue Service ("IRS") that it will not be a PFIC for either of the first two taxable years following the Start-Up Year and (iii) the corporation is not in fact a PFIC for either of those years. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a "qualified electing fund" election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

We may reincorporate in another jurisdiction in connection with our Business Combination and such reincorporation may result in taxes imposed on shareholders.

        We may, in connection with our Business Combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share, or less than $10.00 per share in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

        We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

        Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Dean and Mr. Burgstahler and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of Avista are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

        Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

        Our key personnel may be able to remain with the Company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

        When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business's management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target's management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target's management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

        The officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The departure of a Business Combination target's key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates' key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate's management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

        Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by Avista, which are the investment managers to various private investment funds which make investments in securities or other interests of or relating to companies in industries we may target for our Business Combination. Our independent directors also serve as officers and board members for other entities. If our officers' and directors' other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

        Until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of Avista are the investment managers.

        Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

        For a complete discussion of our officers' and directors' business affiliations and the potential conflicts of interest that you should be aware of, please see "Item 10. Directors, Executive Officers and Corporate Governance," and "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

        We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

        In particular, Avista and affiliates of our Sponsor have invested in industries as diverse as healthcare, energy, consumer, industrials, communications and media. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

        In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described at "Item 10. Directors, Executive Officers and Corporate Governance," Such

entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular target business is appropriate for our Business Combination.

        Our Initial Shareholders own, in the aggregate, 7,750,000 Class B ordinary shares, constituting 20% of our issued and outstanding ordinary shares. The founder shares will be worthless if we do not complete a Business Combination. In addition, our Initial Shareholders own, in the aggregate, 16,400,000 Private Placement Warrants exercisable for an aggregate of 8,200,000 Class A ordinary shares at an exercise price of $11.50 per share, which will also be worthless if we do not complete a business combination.

        The Founder shares are identical to the ordinary shares included in the Units except that (i) holders of the Founder Shares have the right to vote on the election of directors prior to our Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions, and (iii) our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their Founder Shares and any Public Shares owned in connection with the completion of our Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within 24 months after the Close Date, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our Business Combination within such time period and (iv) the Founder Shares are automatically convertible into Class A ordinary shares at the time of our Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein.

        The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business, completing a Business Combination and influencing the operation of the business following the Business Combination.

Since our Sponsor, officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

        At the closing of our Business Combination, our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target business and completing a Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders' investment in us.

        Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

  •
  default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

  •
  acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

  •
  our immediate payment of all principal and earned interest, if any, if the debt security is payable on demand;

  •
  our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

  •
  our inability to pay dividends on our ordinary shares;

  •
  using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

  •
  limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

  •
  increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

  •
  limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of the Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

        We have, assuming no redemptions of Public Shares, funds available for a Business Combination of $299,150,000 after payment of $10,850,000 of deferred underwriting discounts at the date of a Business Combination.

        We may effectuate our Business Combination with a single target business, or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

  •
  solely dependent upon the performance of a single business, property or asset, or

  •
  dependent upon the development or market acceptance of a single or limited number of products, processes or services.

        This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

        If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations, if there are multiple sellers, and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

        In pursuing our acquisition strategy, we may seek to effectuate our Business Combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

        We may structure a Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company's stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

        Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, such that we are not subject to the SEC's "penny stock" rules, or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. As a result, we may be able to complete our Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

The exercise price for the Warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the Warrants are more likely to expire worthless.

        The exercise price of the Warrants is higher than is typical with many similar blank check companies. Historically, with regard to units offered by blank check companies, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our Warrants is $5.75 per half share, or $11.50 per whole share, subject to adjustment as provided herein. As a result, the Warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our Business Combination that our shareholders may not support.

        In order to effectuate a Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or change our industry focus in order to effectuate our Business Combination though amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of a Business Combination that some of our shareholders may not support.

        Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company's pre-Business Combination activity, without approval by a certain percentage of the company's shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company's public shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by holders of at least two thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our Initial Shareholders, who collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

        Although we believe that the net proceeds of the Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our Business Combination, because we have not yet executed or consummated any definitive agreements with any identified target businesses, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Business

Combination. If we are unable to complete our Business Combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

Our Initial Shareholders will control the election of our board of directors until consummation of our Business Combination and hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

        Our Initial Shareholders own 20% of our issued and outstanding ordinary shares. In addition, the Founder Shares, all of which are held by our Initial Shareholders, entitle the holders to elect all of our directors prior to our Business Combination. Holders of our Public Shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our issued and outstanding ordinary shares voting in a general meeting. As a result, holders of Public Shares will not have any influence over the election of directors prior to our Business Combination.

        Neither our Initial Shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our Company, our Initial Shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our Initial Shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our Initial Shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our Business Combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Warrants with the approval by the holders of at least 65% of the then outstanding Warrants.

        Our Warrants were issued in registered form under a warrant agreement between our Trustee, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding Warrants to make any change that adversely affects the interests of the registered holders of Warrants. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 65% of the then outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

        We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of our Class A ordinary shares equal or exceed $24.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalization and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Initial Shareholders or their permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our Business Combination.

        In connection with the Public Offering, we issued Warrants to purchase up to 15,500,000 of our Class A ordinary shares. One such Warrant was included with each Unit, and each is exercisable for one-half of one Class A ordinary share at a price of $5.75 per one-half share, subject to adjustment as provided herein. Additionally, we sold 16,400,000 Private Placement Warrants, each exercisable for one-half of one Class A ordinary share at a price of $5.75 per one-half share, subject to adjustment as provided herein. Two Warrants or Private Placement Warrants may be exercised for one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. In addition, our Initial Shareholders own 7,750,000 Founder Shares. The Founder Shares are convertible into our Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth in our amended and restated memorandum and articles of association. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $0.50 per warrant, at the option of the Sponsor. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

        The Private Placement Warrants are identical to the Warrants sold as part of the Units in the Public Offering except that, so long as they are held by our Initial Shareholders or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon their exercise) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Initial Shareholders until 30 days after the completion of our Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Because each Warrant is exercisable for only one-half of one share of our Class A ordinary shares, the Units may be worth less than units of other blank check companies.

        Each Warrant is exercisable for one-half of one Class A ordinary share. Warrants may be exercised only for a whole number of Class A ordinary shares. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Warrant holder. This is different from other offerings similar to ours whose units include one Class A ordinary share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a Business Combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if each of them included a warrant to purchase one whole share.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

        The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

        We are an "emerging growth company" within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

        Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

        Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2017. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

        We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for shareholders to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

        Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law, as may be supplemented or amended from time to time, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

        We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

        As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

        Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore shareholders may not be able to enforce federal securities laws or their other legal rights.

        It is possible that after our Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for shareholders in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If we effect our Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

        If we effect our Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

  •
  costs and difficulties inherent in managing cross-border business operations;

  •
  rules and regulations regarding currency redemption;

  •
  complex corporate withholding taxes on individuals;

  •
  laws governing the manner in which future business combinations may be effected;

  •
  tariffs and trade barriers;

  •
  regulations related to customs and import/export matters;

  •
  longer payment cycles;

  •
  tax issues, such as tax law changes and variations in tax laws as compared to the United States;

  •
  currency fluctuations and exchange controls;

  •
  rates of inflation;

  •
  challenges in collecting accounts receivable;

  •
  cultural and language differences;

  •
  employment regulations;

  •
  crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

  •
  deterioration of political relations with the United States.

        We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If our management following our Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

        Following our Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the Business Combination would remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue would be derived from our operations in such country. Accordingly, our results of operations and prospects would be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

        The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country's economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Business Combination and if we effect our Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business' ability to succeed in the international markets to be diminished.

        In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We currently maintain our executive offices at 65 East 55th St., 18th Floor, New York, NY 10022. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.    Legal Proceedings.

        We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.    Mine Safety Disclosures.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)   Market Information

        Our Units began trading on the NASDAQ under the symbol "AHPAU" on October 11, 2016. On November 28, 2016, we announced that holders of our Units could elect to separately trade the Class A ordinary shares and Warrants included in the Units. On November 29, 2016, our Class A ordinary shares and Warrants began trading on NASDAQ under the symbols "AHPA" and "AHPAW," respectively. Each Warrant entitles the holder to purchase one-half of one Class A ordinary share at a price of $5.75 per one-half share, subject to adjustment as described in our final prospectus dated October 10, 2016 which was filed with the SEC. Warrants may only be exercised for a whole number of Class A ordinary shares and will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months after the Close Date. Our Warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation as described in "Item 1. Business."

        The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on the NASDAQ for the period from October 11, 2016 (the first day on which our Units began trading) through December 31, 2016, and our Class A ordinary shares and Warrants for the period from November 29, 2016 (the first day on which our Class A ordinary shares and Warrants were traded separately) through December 31, 2016.

	Units (AHPAU)		Class A ordinary shares (AHPA)		Warrants (AHPAW)
	High	Low	High	Low	High	Low
Year ended December 31, 2016:	$10.41	$9.52	N/A	N/A	N/A	N/A
Quarter ended December 31, 2016(1)(2)	$10.41	$9.52	N/A	N/A	N/A	N/A

(1)
Beginning on October 11, 2016 with respect to AHPAU.

(2)
Beginning on November 29, 2016 with respect to AHPA and AHPAW.

(b)   Holders

        At March 27, 2017, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares and six holder's of record of our separately traded Warrants.

(c)   Dividends

        We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

d)    Securities Authorized for Issuance Under Equity Compensation Plans

        None.

e)     Performance Graph

        The graph below compares the cumulative total return for our Units from October 11, 2016 (the first day on which our Units began trading) through December 31, 2016 with the comparable cumulative return of three indices: the S&P 500 Index ("S&P 500"), the Dow Jones Industrial Average Index ("DJIA") and NASDAQ. The graph assumes $100 invested on October 11, 2016 in each of our Units and the three indices presented.

f)     Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

        On December 14, 2015 our Sponsor purchased 8,625,000 Class B ordinary shares for $25,000, or approximately $0.003 per share. In October 2016, our Sponsor transferred 471,250 Founder Shares to each of the other Initial Shareholders at their original purchase price.

        Simultaneously with the consummation of our Public Offering, the Initial Shareholders purchased from the Company an aggregate of 16,000,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant (or an aggregate purchase price of $8,000,000). On November 28, 2016, the Initial Shareholders purchased an additional 400,000 Private Placement Warrants at a price of $0.50 per warrant (or an aggregate purchase price of $200,000) in conjunction with the exercise of the Over-allotment Option. Following the partial exercise of the Over-allotment Option, 875,000 Founder Shares were forfeited in order to maintain the Initial Shareholder's ownership at 20% of the issued and outstanding ordinary shares. On November 28, 2016, our Sponsor sold 161,180 Founder Shares and 350,114 Private Placement Warrants to one of our independent directors at their original per share purchase price. Each Private Placement Warrant entitles the holder to purchase one-half of one Class A ordinary share at $5.75 per one-half share. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be exercised on a cashless basis and are not redeemable by us so long as they are held by the Initial Shareholders or their permitted transferees.

        The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

        On October 14, 2016, we consummated our Public Offering of 30,000,000 Units at a price of $10.00 per Unit. Our Public Offering did not terminate before all of the securities registered in our registration statement were sold. Credit Suisse Securities (USA) LLC and I-Bankers Securities, Inc. acted as underwriters for the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-213465). The U.S. Securities and Exchange Commission (the "SEC") declared the registration statement effective on October 7, 2016. On November 28, 2016, the Underwriters partially exercised the Over-allotment Option, and we sold an additional 1,000,000 Units at a price of $10.00 per Unit.

        Through December 31, 2016, we incurred $833,589 for costs and expenses related to the Public Offering. Additionally, at the closing of the Public Offering and Over-allotment Option, we paid a total of $6,200,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer the payment of $10,850,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated. Prior to the closing of the Public Offering, our Sponsor loaned us $300,000 to be used for a portion of the expenses of the Public Offering. These loans were repaid upon completion of the Public Offering out of the $900,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. Other than such loans, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus, dated October 10, 2016, filed with the SEC.

        After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,850,000 in underwriting commissions, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from the Public Offering and the sale of the Private Placement Warrants were $311,166,411, of which $310,000,000 (or $10.00 per share sold in the Public Offering) was placed in the trust account.

Item 6.    Selected Financial Data.

        The following table summarizes selected historical financial data and should be read in conjunction with our audited financial statements and the notes related thereto which are included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Statement of Operations Data

	For the Year Ended December 31, 2016	For the Period from December 4, 2015 (Inception) Through December 31, 2015
Net loss	$(208,698)	$(25,162)
Per share data:
Basic and diluted net loss per share	$(0.03)	$(0.00)
Basic and diluted weighted average ordinary shares outstanding (excluding 29,510,755 shares subject to possible redemption)	7,919,906	7,500,000

Balance Sheet Data

	December 31, 2016	December 31, 2015
Total assets	$311,435,911	$416,271
Total liabilities	$11,328,360	$416,433
Working capital/(deficit)	$957,551	$(162)
Class A ordinary shares subject to possible redemption (29,510,755 shares at $10.00 per share)	$295,107,550	$—
Shareholders' equity/(deficit)	$5,000,001	$(162)

        At December 31, 2016 total assets included $310,000,000 held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report on Form 10-K, of which $10,850,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within 24 months of the Close Date, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to the holders of our Public Shares.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Special Note Regarding Forward-Looking Statements," "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

        We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination in the form of a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we gave reviewed or with any other target business. We intend to effectuate a Business Combination using cash from the proceeds from the Public Offering and the sale of the Private Placement Warrants, and from additional issuances of, if any, our capital stock and debt or a combination of cash, stock and debt.

Results of Operations and Known Trends or Future Events

        For the year ended December 31, 2016, we had net losses of $208,698. For the period from December 4, 2015 (Inception) through December 31, 2015, we had net losses of $25,162.

        Our business activities from Inception through December 31, 2016 consisted solely of completing the Public Offering, and identifying and evaluating prospective acquisition targets for a Business Combination. We will not generate any operating revenues until after completion of our Business Combination at the earliest. Beginning in January 2017, we generate non-operating income in the form of interest income on the funds held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by October 14, 2018, which is 24 months from the closing of the Public Offering.

Liquidity and Capital Resources

        As of December 31, 2016 we had cash of $1,040,068 and $561,708 available for working capital purposes.

        At December 31, 2016, $310,000,000 was held in the Trust Account and consisted solely of cash. On January 6, 2017, the Company invested the funds held in the Trust Account in U.S. Treasury Bills maturing on April 6, 2017.

        On December 14, 2015, our Sponsor purchased 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In October 2016, our Sponsor transferred 50,000 Founder Shares to each of our independent directors at their original per share purchase price. In addition, at such time, each of our independent directors purchased an additional 421,250 Founder Shares from our Sponsor at their original purchase price.

        On October 14, 2016, the Company consummated its Public Offering of 30,000,000 Units, each unit consisting of one Class A ordinary share and one Warrant to purchase one-half of one Class A ordinary share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $300,000,000. The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments, if any. On November 28, 2016, the underwriters partially exercised the Over-allotment Option, and we sold an additional 1,000,000 Units at a price of $10.00 per Unit, generating an additional $10,000,000 of gross proceeds.

        On October 14, 2016, simultaneously with the consummation of the Public Offering, the Company completed a private placement of an aggregate of 16,000,000 Private Placement Warrants to the Sponsor and the Company's independent directors, at a purchase price of $0.50 per warrant, generating gross proceeds of $8,000,000. On November 28, 2016, the Initial Shareholders purchased an additional 400,000 Private Placement Warrants at a price of $0.50 per warrant (or an aggregate purchase price of $200,000) in conjunction with the exercise of the Over-allotment Option. Following the partial exercise of the Over-allotment Option, 875,000 Founder Shares were forfeited in order to maintain the ownership of the Initial Shareholders at 20% of the issued and outstanding ordinary shares. On November 28, 2016, our Sponsor sold 161,180 Founder Shares and 350,114 Private Placement Warrants to one of our independent directors at their original purchase price.

        A total of $310,000,000 of the net proceeds from the Public Offering and the sale of the Private Placement Warrants was deposited in the Trust Account established for the benefit of the Company's public shareholders. Remaining proceeds of approximately $2,000,000 were used to repay the sponsor note and accrued offering and formation costs, and the remainder was deposited in the Company's operating account and is available for working capital purposes.

        We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. No interest or other income was earned prior to 2017, as the proceeds from the Public Offering and the sale of the Private Placement Warrants were deposited into a non-interest bearing account until January 2017. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

        We will use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. Such expenses may be significant, and we expect that a portion of these expenses will be paid upon completion of a Business Combination.

        In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Initial Shareholders. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

        We do not believe we will need to raise additional funds during the next 12 months in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

        We have 24 months after the Close Date to complete a Business Combination. If we do not complete a Business Combination within this time period, we shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of tax (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Off-Balance Sheet Financing Arrangements

        As of December 31, 2016, we did not have any obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

        As of December 31, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On October 10, 2016, we entered into an administrative services agreement pursuant to which have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees.

        The underwriters are entitled to underwriting commissions of 5.5%, of which 2.0% ($6,200,000) was paid at the closing of the Public Offering and Over-allotment Option, and 3.5% ($10,850,000) was deferred. The deferred underwriting commissions held in the Trust Account will be forfeited in the event we do not complete a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting commissions.

Critical Accounting Policies

        The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its significant accounting policies:

Offering Costs

        The Company complies with the requirements of Accounting Standards Codification ("the ASC") 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—"Expenses of Offering". We incurred offering costs in connection with the Public Offering of $833,589, primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with paid and deferred underwriting commissions totaling $17,050,000, were charged to additional paid-in capital at the Close Date.

Redeemable Ordinary Shares

        The Class A ordinary shares subject to possible redemption will be recorded at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 480, Distinguishing Liabilities from Equity. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, in the case of a shareholder vote, a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. Accordingly, at December 31, 2016, 29,510,755 of the Company's 31,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        All activity through December 31, 2016 related to our formation and the preparation for the Public Offering and identifying and evaluating prospective acquisition targets for a Business Combination. On January 6, 2017, the net proceeds of the Public Offering and the sale of the Private Placement Warrants held in the Trust Account were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. Prior to 2017, such proceeds were not invested and were held in a non-interest bearing trust account.

        We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Avista Healthcare Public Acquisitions Corp.

        We have audited the accompanying balance sheets of Avista Healthcare Public Acquisitions Corp. (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2016 and for the period from December 4, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avista Healthcare Public Acquisitions Corp., as of December 31, 2016, and 2015 and the results of its operations and its cash flows for the year ended December 31, 2016 and the period from December 4, 2015 (inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
New York, NY
March 28, 2017

Avista Healthcare Public Acquisition Corp.

BALANCE SHEETS

	As of December 31
	2016	2015
ASSETS
Current assets
Cash	$1,040,068	$126,062
Prepaid expenses	395,843	—

Total current assets	1,435,911	126,062
Cash held in Trust Account	310,000,000	—
Deferred offering costs	—	290,209

Total assets	$311,435,911	$416,271

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Offering costs payable	$427,578	$232,959
Note payable to Sponsor	—	175,000
Accrued expenses	50,782	8,474

Total current liabilities	478,360	416,433
Deferred underwriting commission	10,850,000	—

Total liabilities	11,328,360	416,433
COMMITMENTS
Class A ordinary shares subject to possible redemption, $0.0001 par value; 29,510,755 and -0- shares at conversion value at December 31, 2016 and 2015	295,107,550	—
Shareholders' equity/(deficit)
Preferred shares, $0.0001 par value, 1,000,000 shares authorized:
no shares issued and outstanding at December 31, 2016 and 2015	—	—
Ordinary shares, $0.0001 par value, 220,000,000 shares authorized
Class A ordinary shares 200,000,000 shares authorized;
1,489,245 and -0- shares issued and outstanding at December 31, 2016 and 2015, respectively, (excluding 29,510,755 shares subject to possible redemption at December 31, 2016)	149	—
Class B ordinary shares, 20,000,000 shares authorized;
7,750,000 and 8,625,000 shares issued and outstanding at December, 31, 2016 and 2015(1)	775	863
Additional paid-in capital	5,232,937	24,137
Accumulated deficit	(233,860)	(25,162)

Total shareholders' equity/(deficit)	5,000,001	(162)

Total liabilities and shareholders' equity	$311,435,911	$416,271

(1)
Includes 875,000 shares that were forfeited on November 25, 2016 following expiration of the underwriters' over-allotment option at December 31, 2015 (see Note 6).

The accompanying notes are an integral part of these financial statements.

Avista Healthcare Public Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2016	For the Period from December 4, 2015 (Inception) Through December 31, 2015
Formation and operating costs	$208,698	$25,162

Net loss	$(208,698)	$(25,162)

Weighted average number of shares outstanding, basic and diluted(1)	7,919,906	7,500,000

Basic and diluted loss per share	$(0.03)	$(0.00)

(1)
Excludes 29,510,755 Class A Shares subject to redemption at December 31, 2016 and an aggregate of up to 1,125,000 Class B Shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters at December 31, 2015 (see Note 6).

The accompanying notes are an integral part of these financial statements.

Avista Healthcare Public Acquisition Corp.

STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY/(DEFICIT)

	Ordinary Shares
			Additional Paid-in Capital	Accumulated Deficit	Total Shareholder's Equity
	Shares	Amount
Balances, December 4, 2015 (Inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)	8,625,000	863	24,137	—	25,000
Loss	—	—	—	(25,162)	(25,162)

Balances, December 31, 2015	8,625,000	863	24,137	(25,162)	(162)

Sale of 31,000,000 Class A ordinary shares, net of underwriters' commissions	31,000,000	3,100	292,946,900	—	292,950,000
Proceeds from issuance of Private Placement
Warrants	—	—	8,200,000	—	8,200,000
Offering Costs	—	—	(833,589)	—	(833,589)
Forfeiture of Initial Shareholder's shares pursuant to partial exercise of underwriters' over-allotment option	(875,000)	(88)	88	—	—
Class A ordinary shares subject to possible redemption	(29,510,755)	(2,951)	(295,104,599)	—	(295,107,550)
Loss	—	—	—	(208,698)	(208,698)

Balances, December 31, 2016	9,239,245	924	5,232,937	(233,860)	5,000,001

(1)
Includes 875,000 shares that were forfeited on November 25, 2016 following expiration of the underwriters' over-allotment option at December 31, 2015 (see Note 6).

The accompanying notes are an integral part of these financial statements.

Avista Healthcare Public Acquisition Corp.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2016	For the Period from December 4, 2015 (Inception) Through December 31, 2015
Cash flows from operating activities:
Loss	$(208,698)	$(25,162)
Adjustments to reconcile loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	(395,843)	—
Accrued expenses	42,308	8,474

Net cash used in operating activities:	(562,233)	(16,688)

Cash flows from investing activities:
Principal deposited in trust account:	(310,000,000)	—

Net cash used in investing activities:	(310,000,000)	—

Cash flows from financing activities:
Proceeds from note payable to Sponsor	125,000	175,000
Repayment of note payable to Sponsor	(300,000)	—
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from initial public offering, net of underwriters' compensation	303,800,000	—
Proceeds from issuance of Private Placement Warrants	8,200,000	—
Payment of offering costs	(348,761)	(57,250)

Net cash provided by financing activities:	311,476,239	142,750

Net change in cash	914,006	126,062
Cash at beginning of period	126,062	—

Cash at end of period	$1,040,068	$126,062

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$10,850,000	$—

Offering costs payable	$194,619	$232,959

Initial classification of ordinary shares subject to possible redemption	$285,639,010	$—

Change in ordinary shares subject to possible redemption	$9,468,540	$—

The accompanying notes are an integral part of these financial statements.

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and Plan of Business Operations

Organization and General

        Avista Healthcare Public Acquisition Corp. (the "Company") was incorporated as a Cayman Islands exempted company on December 4, 2015. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a "Business Combination"). The Company intends to focus its search for a target business in the healthcare industry, although it may seek to complete a Business Combination with an operating company in any industry or sector. The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). The Company's sponsor is Avista Acquisition Corp. (the "Sponsor"), which was incorporated on December 4, 2015.

        At October 14, 2016, the Company had not commenced any operations. All activity for the period from December 4, 2015 (inception) through October 14, 2016 relates to the Company's formation and its initial public offering of 30,000,000 units (the "Units") at $10.00 per Unit, each consisting of one of the Company's Class A ordinary shares, par value $0.0001 per share (the "Class A Shares"), and one warrant (the "Warrants") to purchase one-half of one Class A Share (the "Public Offering"). The Company also granted the Underwriters (as defined below) of the Public Offering a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments (the "Over-allotment Option"). The Class A Shares sold as part of the Units in the Public Offering are sometimes referred to herein as the "public shares." The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

Financing

        The registration statement for the Company's Public Offering was declared effective by the U.S. Securities and Exchange Commission (the "SEC") on October 7, 2016. The Public Offering closed on October 14, 2016 (the "Close Date"). The Sponsor and certain other accredited investors (the "Initial Shareholders") purchased an aggregate of 16,000,000 warrants (the "Private Placement Warrants") at a purchase price of $0.50 per warrant, or $8,000,000 in the aggregate, in a private placement at the Close Date (the "Private Placement"). The Initial Shareholders agreed to purchase up to an additional 1,800,000 Private Placement Warrants at $0.50 per warrant, or $900,000 in the aggregate, in the event the Over-allotment Option was exercised in full. The Private Placement Warrants are included in additional paid-in capital on the balance sheet.

        The Company intends to finance a Business Combination with net proceeds from its $300,000,000 Public Offering and $8,000,000 Private Placement (see Note 3). As of the Close Date, after paying underwriting discounts of $6,000,000 and funds designated for operational use of $2,000,000, the remaining net proceeds of $300,000,000 were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the "Trust Account") as described below. As of the Close Date, the Over-allotment Option had not been exercised. An amount equal to the gross proceeds from any exercise of the Over-allotment Option will be deposited into the Trust Account.

        On November 28, 2016, the Company consummated the closing of the sale of 1,000,000 Units which were sold pursuant to the Over-allotment Option. The Company also consummated a simultaneous private placement of an additional 400,000 Private Placement Warrants with the Initial Shareholders. Following the closing of the Over-allotment Option and Private Placement, an additional

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Organization and Plan of Business Operations (Continued)

$10,000,000 was placed into the Trust Account, after paying additional underwriting discounts of $200,000.

The Trust Account

        Prior to January 2017, funds held in the Trust Account will not be invested and will be held in a non-interest bearing account. Beginning in January 2017, the funds in the Trust Account will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the consummation of the Business Combination and (ii) the Company's failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third-party claims against the Company. Although the Company will seek to have all vendors, service providers (other than its independent auditors), prospective target businesses or other entities it engages execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable to the Company under certain circumstances if and to the extent any claims by such persons reduce the amount of funds in the Trust Account below a specified threshold. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor's only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses as well as any taxes. The amount in the Trust Account as of December 31, 2016 is $10.00 per public share ($310,000,000 held in the Trust Account divided by 31,000,000 public shares).

Business Combination

        The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Over-allotment Option, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. The Company will provide the holders of the public shares (the "Public Shareholders") with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer, in either case at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares. In connection with any shareholder vote required to approve any Business Combination, the Initial Shareholders have agreed

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Organization and Plan of Business Operations (Continued)

(i) to vote any of their respective Ordinary Shares (as defined below) in favor of the Business Combination and (ii) not to redeem any of their Ordinary Shares in connection therewith.

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

        If the Company has not completed a Business Combination by October 14, 2018, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Shareholders as Shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.00 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company and less up to $50,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24-month time period.

Liquidity

        As of December 31, 2016, the Company had $561,708 in cash held outside of the Trust Account available for working capital purposes. If needed to finance ongoing operating expenses, the Sponsor may, but is not obligated to, make working capital loans to the Company, as noted in Note 6.

        Based on the foregoing, management believes that the Company will have sufficient working capital to continue as a going concern.

Note 2—Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements are presented in U.S dollars in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and pursuant to the accounting and disclosure rules and regulations of the SEC

Emerging Growth Company

        Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

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

Use of Estimates

        The preparation of the Company's financial statements in conformity with US GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Financial Instruments

        The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the balance sheet.

Offering Costs

        The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A; "Expenses of Offering". The Company incurred offering costs in connection with its Public Offering of $833,589, primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees, and excluding $6,200,000 in underwriting discounts and $10,850,000 in deferred underwriting discounts. These offering costs, along with underwriting discounts, were charged to shareholders' equity.

Loss Per Share

        Loss per ordinary share is computed by dividing loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period (excluding 29,510,755 Class A Shares subject to possible redemption as of December 31, 2016 and 1,125,000 Class B Shares

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

subject to forfeiture at December 31, 2015, respectively), plus, to the extent dilutive, the incremental number of Class A Shares to settle the Private Placement Warrants and the Warrants included in the Units. At December 31, 2016, the Company had outstanding warrants for the purchase of up to 23,700,000 Class A Shares. For the year ended December 31, 2016, the weighted average of these shares was excluded from the calculation of diluted loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted loss per ordinary share is equal to basic loss per ordinary share.

Income Taxes

        The Company accounts for income taxes under FASB ASC 740, Income Taxes ("ASC 740"). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

        ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

        There is currently no taxation imposed on income by the Government of the Cayman Islands.

Recent Accounting Pronouncements

        Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying balance sheet.

Subsequent Events

        On January 6, 2017, the Company invested the funds held in the Trust Account in U.S. Treasury Bills maturing on April 6, 2017.

        Other than the foregoing, management has performed an evaluation of subsequent events from December 31, 2016 through the date which these financial statements were issued and noted no items which require adjustment or disclosure.

Note 3—Public Offering

        In the Public Offering, the Company issued and sold 31,000,000 Units at a price of $10.00 per Unit, including 1,000,000 Units issued upon exercise of the Over-allotment Option. The ordinary shares and warrants comprising the Units began separate trading on November 29, 2016. The holders have the option to continue to hold Units or separate their Units into the component securities. Each Unit consists of one Class A Share and one Warrant to purchase one-half of one Class A Share. Two

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3—Public Offering (Continued)

Warrants must be exercised for one whole Class A Share at a price of $11.50 per share. The Warrants will become exercisable on the later of 30 days after completion of the Business Combination or 12 months after the Close Date and will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days' notice, only in the event that the last sale price of the Class A Shares is at least $24.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given. The Company will not redeem the Warrants unless a registration statement under the Securities Act covering the Class A Shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares is available throughout the 30 day redemption period, unless the Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise their Warrants to do so on a cashless basis, provided an exemption from registration is available. No Warrants will be exercisable for cash unless the Company has an effective registration statement covering the Class A Shares issuable upon exercise of the Warrants and a current prospectus relating to such shares. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, holders will be permitted to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any Class A Shares to holders seeking to exercise their Warrants, unless the issuance of the Class A Shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

Note 4—Commitments

Underwriting Agreement

        The Company entered into an agreement with the underwriters (the "Underwriters") of the Public Offering ("Underwriting Agreement") that required the Company to pay an underwriting discount of 2.0% of the gross proceeds of the Public Offering and Over-allotment Option to the Underwriters at the Close Date of the Public Offering. The Company will pay the Underwriters a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering and Over-allotment Option ("Deferred Commissions") at the time of the closing of the Business Combination. The Deferred Commission will be placed in the Trust Account and will be forfeited if the Company is unable to complete a Business Combination in the prescribed time.

Registration Rights

        Holders of the Founder Shares, the Private Placement Warrants, and warrants that may be issued on conversion of working capital loans (and any Class A Shares issuable upon exercise of such warrants and upon conversion of the Founder Shares) will be entitled to registration rights with respect to such securities (in the case of the Founder Shares, only after conversion to Class A Shares) pursuant to an agreement signed on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities for resale. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the Business Combination. However, the registration

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 4—Commitments (Continued)

rights agreement will provide that the Company will not permit any registration statement to become effective until termination of applicable lock-up periods with respect to such securities.

Note 5—Cash Held in Trust Account

        Gross proceeds of $310,000,000 and $8,200,000 from the Public Offering and Over-allotment Option, and Private Placement, respectively, less underwriting discounts of $6,200,000 and $2,000,000 designated for offering expenses and to fund the Company's ongoing administrative and acquisition search costs, were held in the Trust Account at December 31, 2016.

Note 6—Related Party Transactions

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

Private Placement Warrants

        The Initial Shareholders purchased 16,000,000 Private Placement Warrants at $0.50 per warrant (for an aggregate purchase price of $8,000,000) from the Company in a Private Placement on the Close Date. A portion of the proceeds from the sale of the Private Placement Warrants were placed into the Trust Account. The Initial Shareholders have also purchased an additional 400,000 Private Placement Warrants at $0.50 per warrant (for an aggregate purchase price of $200,000) simultaneously with the underwriter's exercise of the Over-Allotment Option. Each Private Placement Warrant is exercisable for one-half of one Class A Share. Two Private Placement Warrants must be exercised for one whole Class A Share at a price of $11.50 per share. The Private Placement Warrants are identical to the Warrants included in the Units to be sold in the Public Offering except that the Private Placement Warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, as described in the registration statement relating to the Public Offering, so long as they are held by the Initial Shareholders or any of their permitted transferees. Additionally, the Initial Shareholders have agreed not to transfer, assign or sell any of the Private Placement Warrants,

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Related Party Transactions (Continued)

including the Class A Shares issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the Business Combination.

Founder Shares

        In connection with the organization of the Company, on December 14, 2015, an aggregate of 8,625,000 Class B Shares (the "Founder Shares") were sold to the Sponsor at a price of approximately $0.003 per share, for an aggregate price of $25,000. In October 2016, the Sponsor transferred 50,000 Founder Shares to each of the Company's independent directors at a price per share of approximately $0.003 per share. In addition, at such time, each of our independent directors purchased an additional 421,500 Founder Shares from our Sponsor at a price per share of approximately $0.003 per share. The 8,625,000 Founder Shares included an aggregate of up to 1,125,000 shares that were subject to forfeiture if the Over-allotment Option was not exercised in full by the Underwriters in order to maintain the Initial Shareholders' ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Public Offering. Following the partial exercise of the Over-allotment Option, 875,000 Founder Shares were forfeited in order to maintain the Initial Shareholder's ownership at 20% of the issued and outstanding Ordinary shares. The Founder Shares are identical to the Class A Shares included in the Units sold in the Public Offering, except that the Founder Shares (i) have the voting rights described in Note 7, (ii) are subject to certain transfer restrictions described below, and (iii) are convertible into Class A Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. The Founder Shares may not be transferred, assigned or sold until the earlier of (i) one year after the completion of the Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Business Combination that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Note 7—Shareholders' Equity

Preferred Shares

        The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company's board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Ordinary Shares and could have anti-takeover effects. At December 31, 2016 there were no preferred shares issued or outstanding.

Ordinary Shares

        The Company is authorized to issue 200,000,000 Class A Shares, with a par value of $0.0001 each, and 20,000,000 Class B ordinary shares, with a par value of $0.0001 each (the "Class B Shares" and, together with the Class A Shares, the "Ordinary Shares"). Holders of the Ordinary Shares are entitled

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Shareholders' Equity (Continued)

to one vote for each Ordinary Share; provided, that only holders of the Class B Shares have the right to vote on the election of directors prior to the Business Combination. The Class B Shares will automatically convert into Class A Shares at the time of the Business Combination, on a one-for-one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Business Combination, the ratio at which the Class B Shares shall convert into Class A Shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, 20% of the sum of all Ordinary Shares outstanding upon completion of the Public Offering plus all Class A Shares and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any Ordinary Shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination. Holders of Founder Shares may also elect to convert their Class B Shares into an equal number of Class A Shares, subject to adjustment as provided above, at any time. At December 31, 2016 there were 31,000,000 Class A Shares issued and outstanding, of which 29,510,755 shares were subject to possible redemption and are classified outside of shareholders' equity at the balance sheet date and 7,750,000 Class B Shares issued and outstanding.

Redeemable Ordinary Shares

        The Class A Shares subject to possible redemption will be recorded at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 480, Distinguishing Liabilities from Equity. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, in the case of a shareholder vote, a majority of the outstanding Ordinary Shares voted are voted in favor of the Business Combination. Accordingly, at December 31, 2016, 29,510,755 of the Company's 31,000,000 Class A Shares were classified outside of permanent equity at their redemption value.

Note 8—Quarterly Financial Information (unaudited)

        The following are the Company's unaudited quarterly statements of operations for the period from Inception to December 31, 2015 and the quarters ended March 31, 2016 through December 31, 2016. The Company has prepared the quarterly information on a consistent basis with the audited financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for those periods. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of the Company's operating results for any future period. The financial

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Quarterly Financial Information (unaudited) (Continued)

information presented below has been prepared assuming the Company will continue as a going concern.

	For the Three Months Ended March 31, 2016	For the Three Months Ended June 30, 2016	For the Three Months Ended September 30, 2016	For the Three Months Ended December 31, 2016
Formation and operating costs	$15,550	$500	$14,492	$178,156

Net loss	$(15,550)	$(500)	$(14,492)	$(178,156)

Per share data:
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Basic and diluted weighted average ordinary shares outstanding	7,500,000	7,500,000	7,500,000	7,919,906

For the Period from December 4, 2015 (Inception) Through December 31, 2015
Formation and operating costs	$25,162

Net loss	$(25,162)

Per share data:
Basic and diluted net loss per share	$(0.00)
Basic and diluted weighted average ordinary shares outstanding	7,500,000

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

        As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

        During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Our current directors and officers are as follows:

Name	Age	Title
Thompson Dean	58	Executive Chairman
David Burgstahler	48	President and Chief Executive Officer, Director
John Cafasso	44	Chief Financial Officer
Benjamin Silbert	46	General Counsel and Secretary
Håkan Björklund	60	Director
Charles Harwood	63	Director
Brian Markison	57	Director
Robert O'Neil	66	Director

        Thompson Dean has served as a Director since December 4, 2015 and as the Executive Chairman of our Board of Directors since December 10, 2015. Mr. Dean is a co-managing partner and chief executive officer of Avista and has served in various capacities at Avista since its founding in in 2005. From 1995 to 2005, Mr. Dean served as Co-Managing Partner of DLJMB and was Chairman of the investment committees of DLJMB I, DLJMB II, DLJMB III and DLJ Growth Capital Partners. Mr. Dean currently serves on the boards of Acino Pharma AG, Trimb Healthcare and Zest Anchors LLC. Mr. Dean is a former trustee of Choate Rosemary Hall and The Eaglebrook School. In addition, he serves on various committees of the Boys Club of New York, the Lenox Hill Neighborhood Association and the Museum of the City of New York. Mr. Dean received a B.A. from the University of Virginia, where he was an Echols Scholar, and an M.B.A. with high distinction from Harvard Business School, where he was a Baker Scholar. Mr. Dean was chosen to serve as the Executive Chairman of our Board of Directors because of his executive level management experience at Avista, board and advisory experience with other companies in and outside of the healthcare industry and his extensive experience in the areas of finance, strategy, international business transactions and mergers and acquisitions.

        David Burgstahler has served as a Director since December 4, 2015 and as our President and Chief Executive Officer and a Director since December 10, 2015. Mr. Burgstahler is a co-managing partner and president of Avista and has served in various capacities at Avista since its founding in 2005. Prior to forming Avista, he was a Partner of DLJMB from 2004 to 2005 and he served in various capacities at DLJMB and its affiliates from 1995 to 2005. Prior to DLJMB, Mr. Burgstahler worked at Andersen Consulting (now known as Accenture) and McDonnell Douglas (now known as Boeing). He currently serves as a Director of ACP Mountain Holdings, Inc., AngioDynamics Inc. (NASDAQ: ANGO), INC Research Holdings, Inc. (NASDAQ: INCR), Lantheus Holdings, Inc. (NASDAQ: LNTH), Osmotica Holdings, S.C.Sp, and WideOpenWest, LLC. Mr. Burgstahler also previously served on the Boards of Directors of Armored AutoGroup, BioReliance Corp., Convatec Healthcare B s.a.r.l, Focus Diagnostics, Inc., Strategic Partners, LLC, Visant Corp. and Warner Chilcott PLC (NASDAQ: WCRX). Mr. Burgstahler is also a Trustee of the Trinity School in New York City. Mr. Burgstahler received a B.S. from the University of Kansas and an M.B.A. from Harvard Business School. Mr. Burgstahler was chosen to serve as a director because of his extensive experience serving as a director for a diverse group of private and public companies, including those in the healthcare industry.

        John Cafasso has been our Chief Financial Officer since December 10, 2015. He joined Avista in May 2011. Prior to joining Avista, Mr. Cafasso was in the asset management division of Credit Suisse from 2001 to May 2011, where he was responsible for the accounting and reporting for Credit Suisse's direct private equity funds. Prior to joining Credit Suisse, Mr. Cafasso was a Manager at KPMG, LLP in the financial services practice. Mr. Cafasso is a Certified Public Accountant and received a B.B.A. degree from Hofstra University.

        Benjamin Silbert has been our General Counsel and Secretary since December 10, 2015. He was one of the founding members of Avista in 2005. Prior to joining Avista, Mr. Silbert was at DLJMB from 2001 to 2005. He advised DLJMB as internal counsel on a number of investments and divestitures, in addition to fund and partnership matters. Prior to joining DLJMB, Mr. Silbert was a lawyer in the private equity and mergers and acquisitions practice groups of Morgan, Lewis & Bockius LLP, which he joined in 1996. Mr. Silbert currently serves on the Board of Directors of WideOpenWest, LLC. Mr. Silbert received a B.A. from Haverford College and a J.D. from Columbia Law School.

        Håkan Björklund, Ph.D. has served as a Director since the completion of the Public Offering. Dr. Björklund has been a healthcare industry advisor to Avista since October 2011. Dr. Björklund worked closely with Avista on the development of Nycomed A/S prior to its sale to Takeda Pharmaceutical Company Limited. Under Dr. Björklund's leadership from 1999 to 2011, Nycomed A/S grew from a predominantly Scandinavian business into a global pharmaceutical company, with Dr. Björklund leading the company through numerous acquisitions. Prior to Nycomed A/S, Dr. Björklund was Regional Director at Astra AB (now AstraZeneca plc) from 1996 to 1999 and, prior to that he was President of Astra Draco AB from 1991 to 1996. Dr. Björklund is Chairman of the Board of Directors at Acino Pharma AG, Swedish Orphan Biovitrum AB (SOBI) and Trimb Healthcare AB and is a member of the Boards of Directors of Alere Inc. (NYSE: ALR), Atos Medical AB, Coloplast A/S (CPH: COLO-B) and Kibion AB. He was also a director at Danisco A/S until its recent acquisition by Dupont. Dr. Björklund received a Ph.D. in Neuroscience from Karolinska Institutet in Sweden. Dr. Björklund was chosen as a Director because of his strong background and extensive experience in the healthcare industry. Dr. Björklund was formerly the Chairman of the Board of Directors at H. Lundbeck A/S (CPH: LUN).

        Charles Harwood has served as a Director since the completion of the Public Offering. Mr. Harwood has served as a healthcare industry advisor to Avista since 2007. Mr. Harwood previously served as the President and Chief Executive Officer of BioReliance Corp., a pharmaceutical services company engaged in biologic product testing and specialty toxicology testing, from April 2009 until March 2013, after its sale to Sigma-Aldrich Co. LLC in January 2012. Prior to that, Mr. Harwood was President and Chief Executive Officer of Focus Diagnostics, Inc. from 2002 until the company's sale in July 2006. From 1993 to 2001, Mr. Harwood held several positions, including Chief Financial Officer and Senior Vice President of Venture Development at Covance Inc., a drug development services company, where he led numerous acquisitions and divestitures, as well as the spin-off of Covance Inc. from Corning Inc. in January 1997. Prior to working at Covance Inc., Mr. Harwood worked in commercial real estate development and in the Medical Products Group of the Hewlett-Packard Company. He is the Chairman of the Board of Directors of ACP Mountain Holdings, Inc. He also previously served as a director of BioReliance Corp. and INC Research Holdings, Inc. (NASDAQ: INCR). Mr. Harwood received a B.A. from Stanford University and an M.B.A. from Harvard Business School. Mr. Harwood was chosen as a Director because of his extensive knowledge and experience in the healthcare industry.

        Brian Markison has served as a Director since the completion of the Public Offering. Mr. Markison has been a healthcare industry advisor to Avista since September 2012. Mr. Markison has more than 30 years of operational, marketing, commercial development and sales experience with international pharmaceutical companies. He is currently the Chief Executive Officer of Osmotica Holdings, S.C.Sp. Prior to that he was the President and Chief Executive Officer and Member of the Board of Directors of Fougera Pharmaceuticals Inc. from July 2011 to July 2012, a specialty pharmaceutical company in dermatology, prior to its sale to Sandoz Ltd., the generics division of Novartis AG. Before leading Fougera, Mr. Markison was Chairman and Chief Executive Officer of King Pharmaceuticals, Inc., which he joined as Chief Operating Officer in March 2004, and was promoted to President and Chief Executive Officer later that year and elected Chairman in 2007. Prior to joining King Pharmaceuticals, Inc., Mr. Markison held various senior leadership positions at Bristol-Myers Squibb Company, including President of Oncology, Virology and Oncology Therapeutics Network; President of Neuroscience, Infectious Disease and Dermatology; and Senior Vice President, Operational Excellence and Productivity. He serves as Chairman of the Board of Lantheus Holdings, Inc. (NASDAQ: LNTH), Osmotica Holdings, S.C.Sp. and Rosetta Genomics Ltd. (NASDAQ: ROSG) and is on the Boards of Directors of Alere, Inc. (NYSE: ALR) and Immunomedics, Inc. (NASDAQ: IMMU). He is also a Director of the College of New Jersey. Mr. Markison received a B.S. degree from Iona College. Mr. Markison was chosen as a Director because of his strong commercial and operational management background and extensive experience in the pharmaceutical industry.

        Robert O'Neil has served as a Director since the completion of the Public Offering. Mr. O'Neil has served as a healthcare industry advisor to Avista since April 2015. Most recently, he was Worldwide Vice President of Business Development for Johnson & Johnson's Consumer Group of Companies from November 2002 to May 2014 and concurrently served as a Member of the Consumer Group Operating Committee and a Board Member for the Johnson & Johnson Development Corp. Previously, he was Vice President, Business Development, for Johnson & Johnson's Pharmaceutical Group from 1994 to November 2002. From 1991 to 1993, Mr. O'Neil was Senior Vice President, Sales, Marketing, New Product Development, for Ortho McNeil Pharmaceutical (a wholly-owned company of Johnson & Johnson). He was also a Member of the Ortho McNeil Pharmaceutical Management Board. Prior to that role, Mr. O'Neil held various leadership positions in sales and marketing with Johnson & Johnson beginning in 1974. Mr. O'Neil currently serves on the Board of Directors of Trimb Healthcare AB. Mr. O'Neil received a B.S. from the Stillman School of Business at Seton Hall University and a M.B.A. from the Tobin College of Business at St. John's University. Mr. O'Neil was chosen as a director due to his extensive experience in the pharmaceutical and healthcare industries.

Number and Terms of Office of Officers and Directors

        Our board of directors consists of six members. Holders of our Founder Shares have the right to elect all of our directors prior to consummation of our Business Combination and holders of our Public Shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. Each of our directors hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our Founder Shares.

        Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

        Our board of directors has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors.

Audit Committee

        The members of our audit committee are Messrs. Harwood, Markison and O'Neil. Mr. Harwood serves as chairman of the audit committee.

        Each member of the audit committee is financially literate and our board of directors has determined that Mr. Harwood qualifies as an "audit committee financial expert" as defined in applicable SEC rules.

        We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

  •
  the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

  •
  pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

  •
  reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

  •
  setting clear hiring policies for employees or former employees of the independent auditors;

  •
  setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

  •
  obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor's internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

  •
  reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

  •
  reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

        The members of our Compensation Committee are Messrs. Markison and Harwood. Mr. Markison serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

  •
  reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer's compensation, evaluating our Chief Executive Officer's performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer's based on such evaluation;

  •
  reviewing and approving the compensation of all of our other officers;

  •
  reviewing our executive compensation policies and plans;

  •
  implementing and administering our incentive compensation equity-based remuneration plans;

  •
  assisting management in complying with our proxy statement and annual report disclosure requirements;

  •
  approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

  •
  producing a report on executive compensation to be included in our annual proxy statement; and

  •
  reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

        The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

        We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

        Prior to our Business Combination, the board of directors will also consider director candidates recommended for nomination by holders of our Founder Shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Prior to our Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board.

        We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

        None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2016 there were no delinquent filers.

Code of Ethics

        We have adopted a Code of Ethics applicable to our directors, officers and employees that complies with the rules and regulations of NASDAQ. We have previously filed copies of our form of Code of Ethics, our form of Audit Committee Charter and our form of Compensation Committee Charter as exhibits to our registration statement in connection with the Public Offering. You may review these documents by accessing our public filings at the SEC's web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 65 East 55th Street, 18th Floor, New York, New York 10022 or by telephone at (212) 593-6900.

Conflicts of Interest

        Under Cayman Islands law, directors and officers owe the following fiduciary duties:

  •
  duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

  •
  duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

  •
  directors should not improperly fetter the exercise of future discretion;

  •
  duty to exercise powers fairly as between different sections of shareholders;

  •
  duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

  •
  duty to exercise independent judgment.

        In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

        As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

        Avista manages several investment vehicles, and we expect that Avista will raise additional funds and/or successor funds in the future, which may be during the period in which we are seeking our Business Combination. The Avista funds and their portfolio companies may compete with us for acquisition opportunities. In particular, Avista funds currently manage ten portfolio companies focused on the healthcare industry. These portfolio companies may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition. However, we do not expect to directly compete with these Avista entities in seeking our Business Combination, primarily due to the anticipated differences in the expected size of the equity investment by any such Avista entity in an acquisition and by us in our Business Combination; the later stage of Avista's investment in many of these entities; and the public nature of our acquisition strategy. In addition, all of our officers and certain of our directors have fiduciary and contractual duties to Avista. As a result, these officers and directors may have a duty to offer acquisition opportunities to certain Avista funds or their portfolio companies subject to their fiduciary duties as a matter of Cayman Islands law. If these funds decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. In addition, investment ideas generated within Avista may be suitable for both us and for a current or future Avista fund or portfolio company and may be directed to such fund or portfolio company rather than to us, subject to applicable fiduciary duties. Neither Avista nor members of our management team who are also employed by Avista have any obligation to present us with any opportunity for a potential Business Combination of which they become aware solely in their capacities as officers or managing directors of Avista. Avista and/or our management, in their capacities as officers or managing directors of Avista or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future Avista investment vehicles, or third parties, before they present such opportunities to us, subject to applicable fiduciary duties. Avista will determine which entity will be allocated any such business opportunity based on a number of factors, including the size of the target business and potential synergies with existing businesses. We do not expect these duties to present a significant conflict of interest with our search for a Business Combination. Avista's traditional private equity activities typically involve investing in private companies, and while Avista will often take companies public, it typically invests in those entities several years prior to an initial public offering, not at the time of such offering.

        Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

        Our Sponsor, officers and directors may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination within

24 months after the Close Date. Potential investors should also be aware of the following other potential conflicts of interest:

  •
  None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

  •
  In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

  •
  Our Initial Shareholders, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares and Public Shares in connection with the consummation of our Business Combination. Additionally, our Initial Shareholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our Business Combination within 24 months after the closing of the Public Offering. If we do not complete our Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Initial Shareholders until the earlier of (1) one year after the completion of our Business Combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our Business Combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Private Placement Warrants and the Class A ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Initial Shareholders until 30 days after the completion of our Business Combination. Since our Sponsor and officers and directors directly or indirectly own ordinary shares and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

  •
  Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

        The conflicts described above may not be resolved in our favor.

        Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity's Business	Affiliation
Thompson Dean	Avista Capital Holdings, L.P.(1)	Investment Management Firm	Director and Officer
	Acino Pharma AG	Pharmaceutical	Director
	Trimb Healthcare AB	Healthcare	Director
	Zest Anchors LLC	Healthcare	Director
David Burgstahler	Avista Capital Holdings, L.P.(1)	Investment Management Firm	Director and Officer
	ACP Mountain Holdings, Inc.	Healthcare	Director
	AngioDynamics Inc.	Healthcare	Director
	INC Research Holdings, Inc.	Healthcare	Director
	Lantheus Holdings, Inc.	Healthcare	Director
	Osmotica Holdings, S.C.Sp.	Pharmaceutical	Director
	WideOpenWest, LLC	Telecommunications	Director
John Cafasso	Avista Capital Holdings, L.P.(1)	Investment Management Firm	Officer
Benjamin Silbert	Avista Capital Holdings, L.P.(1)	Investment Management Firm	Officer
	WideOpenWest, LLC	Telecommunications	Director
Håkan Björklund	Acino Pharma AG	Pharmaceutical	Chairman and Director
	Swedish Orphan Biovitrum AB (SOBI)	Healthcare	Chairman and Director
	Trimb Healthcare AB	Healthcare	Chairman and Director
	Alere Inc.	Healthcare	Director
	Atos Medical AB	Healthcare	Director
	Coloplast A/S	Healthcare	Director
	Kibion AB	Healthcare	Director
Charles Harwood	ACP Mountain Holdings, Inc.	Healthcare	Chairman and Director
Brian Markison	Lantheus Holdings, Inc.	Healthcare	Chairman and Director
	Osmotica Holdings, S.C.Sp.	Pharmaceutical	Chairman, Director and Officer
	Rosetta Genomics Ltd.	Healthcare	Chairman and Director
	Alere, Inc.	Healthcare	Director
	Immunomedics, Inc.	Healthcare	Director
Robert O'Neil	Trimb Healthcare AB	Healthcare	Director

(1)
Includes certain other affiliates of Avista, including portfolio companies, nine of which are focused on the healthcare industry.

        Accordingly, if any of the above officers or directors become aware of a Business Combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Avista funds currently manage ten portfolio companies focused on the healthcare industry. These portfolio companies may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity. However, we do not expect to directly compete with these Avista entities in seeking our Business Combination, primarily due to the anticipated differences in the expected size of the equity investment by any such Avista entity in an acquisition and by us in our Business Combination; the later stage of Avista's investment in many of these entities; and the public nature of our acquisition strategy. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our Business Combination.

        We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such a Business Combination is fair to our company from a financial point of view.

        In the event that we submit our Business Combination to our public shareholders for a vote, our Initial Shareholders, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them and any Public Shares purchased by them in favor of our Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

        Cayman Islands law does not limit the extent to which a company's memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We may purchase a policy of directors' and officers' liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

        Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.    Executive Compensation.

        None of our officers or directors have received any cash compensation for services rendered to us. Commencing on October 11, 2016, through the earlier of consummation of our Business Combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

        After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

        We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management's motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of our Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        We have no compensation plans under which equity securities are authorized for issuance.

        The following table sets forth information available to us at March 22, 2017 with respect to our ordinary shares held by:

  •
  each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

  •
  each of our officers and directors that beneficially own ordinary shares; and

  •
  all our officers and directors as a group.

        Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of March 22, 2017.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Ordinary Shares
Avista Acquisition Corp.(3)	5,878,820	15.2%
Thompson Dean(3)	5,878,820	15.2%
David Burgstahler(3)	5,878,820	15.2%
Hudson Bay Capital Management, L.P.(4)	3,000,000	7.7%
BlueMountain Capital Management, LLC(5)	2,500,000	6.5%
Alyeska Investment Group, L.P.(6)	2,100,000	5.4%
Polar Asset Management Partners Inc.(7)	2,099,532	5.4%
Fir Tree Inc.(8)	1,800,000	4.6%
Arrowpoint Asset Management, LLC(9)	1,569,566	4.1%
John Cafasso	—	*
Benjamin Silbert	—	*
Håkan Björklund	427,500	1.1%
Charles Harwood	427,500	1.1%
Brian Markison	588,680	1.5%
Robert O'Neil	427,500	1.1%
All officers and director as a group (8 individuals)	7,750,000	20.0%

*
Less than 1%.

(1)
Unless otherwise noted, the business address of each of the following entities or individuals is 65 East 55th St., 18th Floor, New York, NY 10022.

(2)
Interests shown consist solely of Founders Shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.

(3)
Messrs. Dean and Burgstahler may be deemed to beneficially own shares held by our Sponsor by virtue of their shared control over our Sponsor. Each of Messrs. Dean and Burgstahler disclaims beneficial ownership of our ordinary shares held by our Sponsor.

(4)
According to Schedule 13G, filed on January 30, 2017, by Hudson Bay Capital Management, L.P. and Mr. Sander Gerber, the business address of such parties is 777 Third Avenue, 30th Floor, New York, NY 10017. According to such Schedule 13G, Hudson Bay Capital Management, L.P. serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the Class A ordinary shares are held, and Mr. Gerber serves as the managing member of the general partner of Hudson Bay Capital Management, L.P.

(5)
According to Schedule 13G, filed on October 19, 2016 by BlueMountain Capital Management, LLC and BlueMountain Credit Alternatives Master Fund L.P., the business address of such parties is 280 Park Avenue, 12th Floor, New York, New York 10017. According to such Schedule 13G, BlueMountain Capital Management acts as investment advisor to the entities named therein that hold the Class A ordinary shares, including BlueMountain Credit Alternatives Master Fund L.P.

(6)
According to Schedule 13G, filed on February 14, 2017, by Alyeska Investment Group, L.P, Alyeska Fund GP, LLC, Alyeska Fund 2 GP, LLC and Parekh, the business address of such parties is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601. According to such Schedule 13G, Alyeska Fund GP, LLC is the general partner and control person of Alyeska Master Fund, L.P., Alyeska Fund 2 GP, LLC is the general partner and control person of Alyeska Master Fund 2, L.P., and Anand Parekh is the Chief Executive Officer and control person of Alyeska Investment Group, L.P.

(7)
According to Schedule 13G, filed on February 10, 2017, the business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. According to such Schedule 13G, Polar Asset Management Partners Inc. serves as investment manager to Polar Multi Strategy Master Fund and certain managed accounts with respect to the Class A ordinary shares held by such parties.

(8)
According to Schedule 13G, filed on February 9, 2017, the business address of Fir Tree Inc. is 55 West 46th Street, 29th Floor, New York, New York 10036. According to such Schedule 13G, the Class A ordinary shares were purchased by certain private-pooled investment vehicles in which Fir Tree serves as the investment manager.

(9)
According to Schedule 13G, filed on February 13, 2017, the business address of Arrowpoint Asset Management, LLC is 100 Fillmore Street, Suite 325, Denver, Colorado 80206.

        Our Initial Shareholders beneficially own 20% of our issued and outstanding ordinary shares and have the right to elect all of our directors prior to our Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to elect any directors to our Board of Directors prior to our Business Combination. In addition, because of their ownership block, our Initial Shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

        On December 14, 2015, our Sponsor purchased 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In October 2016, our Sponsor transferred 50,000 Founder Shares to each of our independent directors at their original per share purchase price. In addition, at such time, each of our independent directors purchased an additional 421,250 Founder Shares from our Sponsor at their original purchase price. Following the partial exercise of the Over-allotment Option, 875,000 Founder Shares were forfeited in order to maintain the ownership of the Initial Shareholders at 20% of the issued and outstanding ordinary shares. On November 28, 2016, our Sponsor sold 161,180 Founder Shares and 350,114 Private Placement Warrants to one of our independent directors at their original purchase price.

        Our Initial Shareholders purchased an aggregate of 16,400,000 Private Placement Warrants at a price of $0.50 per warrant ($8,200,000 in the aggregate) in private placements that occurred simultaneously with the closing of the Public Offering and the exercise of Over-allotment Option. Each Private Placement Warrant entitled the holder to purchase one-half of one Class A ordinary share. Two Private Placement Warrants may be exercised for one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of our Business Combination. If we do not complete our Business Combination within 24 months from the closing of the Public offering, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. The Private Placement Warrants are subject to transfer restrictions. The Private Placement Warrants will not be redeemable by us so long as they are held by the Initial Shareholders or their permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering.

        On the Close Date, we consummated our Public Offering of 30,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $300,000,000 before underwriting discounts and expenses. Each Unit consists of one Class A ordinary share and one Warrant to purchase one-half of one Class A ordinary share. On November 28, 2016, we completed the sale of an additional 1,000,000 Units at the public offering price of $10.00 per unit pursuant to the partial exercise of the Over-allotment Option, generating an additional $10,000,000 of gross proceeds. An amount equal to the gross proceeds from the Public Offering, including the exercise of the Over-allotment Option, was placed in the Trust Account pending completion of a Business Combination.

        Our Sponsor and our officers and directors are deemed to be our "promoters" as such term is defined under the federal securities laws. See "Item 13. Certain Relationships and Related Transactions, and Director Independence" below for additional information regarding our relationships with our promoters.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

        Prior to the Public Offering, on December 14, 2015, our Sponsor purchased 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In October 2016, our Sponsor transferred 50,000 Founder Shares to each of our independent directors at their original per share purchase price. In addition, at such time, each of our independent directors purchased an additional 421,250 Founder Shares from our Sponsor at their original purchase price. On November 28, 2016, following the partial exercise of the Over-allotment Option, 875,000 Founder Shares were forfeited in order to maintain the Initial Shareholder's ownership at 20% of the issued and outstanding Ordinary shares. On November 28, 2016, our Sponsor sold 161,180 Founder Shares and 350,114 Private Placement Warrants to one of our independent directors at their original purchase price. If, prior to our Business Combination, any independent director resigns from our board of directors for any reason or is removed from our board of directors for cause, Thompson Dean and David Burgstahler will have the right to repurchase such independent director's additional shares at their original per share purchase price.

        The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Public Offering except that the Founder Shares are subject to certain rights and transfer restrictions, as described in further detail below, and are automatically converted into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in the Company's amended and restated memorandum and articles of association.

Private Placement Warrants

        Simultaneously with the closing of the Public Offering, the Initial Shareholders purchased 16,000,000 Private Placement Warrants at a price of $0.50 per warrant, or $8,000,000 in the aggregate. The Initial Shareholders purchased an additional 400,000 Private Placement Warrants at $0.50 per warrant (or $200,000 in the aggregate) simultaneously with the exercise of the Over-Allotment Option. If, prior to our Business Combination, any independent director resigns from our board of directors for any reason or is removed from our board of directors for cause, Thompson Dean and David Burgstahler will have the right to repurchase such independent director's Private Placement Warrants at their original purchase price. Each Private Placement Warrant entitles the holder to purchase one-half of one Class A ordinary share for $5.75 per one-half share (or $11.50 per whole share). The Private Placement Warrants may not be redeemed by the Company so long as they are held by our Initial Shareholders or their permitted transferees. If any Private Placement Warrants are transferred to holders other than our Initial Shareholders or their permitted transferees, such Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Public Offering. Our Initial Shareholders have the option to exercise the Private Placement Warrants on a cashless basis.

        If the Company does not complete a Business Combination within 24 months after the Close Date, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Company's Class A ordinary shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Registration Rights

        Holders of the Founder Shares and Private Placement Warrants hold registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company register under the Securities Act the Private Placement Warrants and the Class A ordinary shares underlying the Private Placement Warrants and the Class B ordinary shares. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed by the Company subsequent to its completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services Agreement

        On October 10, 2016, the Company entered into an Administrative Services Agreement to pay monthly recurring expenses of $10,000 for office space, administrative and support services to an affiliate of our Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

Related Party Notes

        Between Inception and the Close Date, our Sponsor loaned the Company $300,000 in unsecured promissory notes. The funds were used to pay up-front expenses associated with the Public Offering. These notes were non-interest bearing and were repaid in full to our Sponsor at the Close Date.

        Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combination opportunities. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

        In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

        After our Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Director Independence

        NASDAQ listing standards require that a majority of our board of directors be independent. An "independent director" is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company's board of directors, would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Messrs. Björklund, Harwood, Markison and O'Neil are "independent directors" as defined in Rule 10A-3 of the Exchange Act and the rules of the NASDAQ. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.    Principal Accounting Fees and Services.

        Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Year Ended December 31, 2016	For the Period from December 4, 2015 (Inception) to December 31, 2015
Audit Fees(1)	$51,392	$52,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total	$51,392	$52,500

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)
Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)
All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

        The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

        Financial Statements: See "Index to Financial Statements" at "Item 8. Financial Statements and Supplementary Data" herein.

(b)
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on September 2, 2016).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on September 2, 2016).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on September 2, 2016).

10.1	Warrant Agreement, dated as of October 10, 2016, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).

10.2	Letter Agreement, dated October 10, 2016, among the Company, its officers and directors and Avista Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).

10.3	Investment Management Trust Agreement, dated as of October 10, 2016, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).

10.4	Registration Rights Agreement, dated as of October 10, 2016, among the Company, Avista Acquisition Corp. and certain other security holders named therein (incorporated by reference to Exhibit 10.3 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).

10.5	Administrative Services Agreement, dated October 10, 2016, between the Company and Avista Capital Holdings, L.P. (incorporated by reference to Exhibit 10.5 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).

10.6	Private Placement Warrants Purchase Agreement dated as of October 10, 2016, among the Company, Avista Acquisition Corp. and certain other purchasers named therein (incorporated by reference to Exhibit 10.4 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Registrant on September 2, 2016).

Exhibit Number		Description
10.8		Promissory Note, dated September 1, 2016, issued to Avista Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on September 2, 2016).

10.9		Securities Subscription Agreement, dated December 14, 2015, between the Registrant and Avista Acquisition Corp. (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on September 2, 2016).

24.1	*	Power of Attorney (included on the signature pages herein).

31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avista Healthcare Public Acquisition Corp.
Date: March 28, 2017	By:	/s/ DAVID BURGSTAHLER
David Burgstahler President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin Silbert and John Cafasso and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID BURGSTAHLER David Burgstahler	President and Chief Executive Officer, Director (Principal Executive Officer)	March 28, 2017
/s/ JOHN CAFASSO John Cafasso	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2017
/s/ THOMPSON DEAN Thompson Dean	Executive Chairman	March 28, 2017
/s/ HÅKAN BJÖRKLUND Håkan Björklund	Director	March 28, 2017

Name	Title	Date

/s/ CHARLES HARWOOD Charles Harwood	Director	March 28, 2017
/s/ BRIAN MARKISON Brian Markison	Director	March 28, 2017
/s/ ROBERT O'NEIL Robert O'Neil	Director	March 28, 2017

Exhibit Index

Exhibit Number		Description
3.1		Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).
4.1		Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on September 2, 2016).
4.2		Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on September 2, 2016).
4.3		Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on September 2, 2016).
10.1
Warrant Agreement, dated as of October 10, 2016, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).
10.2
Letter Agreement, dated October 10, 2016, among the Company, its officers and directors and Avista Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).
10.3
Investment Management Trust Agreement, dated as of October 10, 2016, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).
10.4
Registration Rights Agreement, dated as of October 10, 2016, among the Company, Avista Acquisition Corp. and certain other security holders named therein (incorporated by reference to Exhibit 10.3 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).
10.5
Administrative Services Agreement, dated October 10, 2016, between the Company and Avista Capital Holdings, L.P. (incorporated by reference to Exhibit 10.5 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).
10.6
Private Placement Warrants Purchase Agreement dated as of October 10, 2016, among the Company, Avista Acquisition Corp. and certain other purchasers named therein (incorporated by reference to Exhibit 10.4 filed to the Company's current report on Form 8-K filed by the Registrant on October 14, 2016).
10.7		Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Registrant on September 2, 2016).
10.8		Promissory Note, dated September 1, 2016, issued to Avista Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on September 2, 2016).
10.9
Securities Subscription Agreement, dated December 14, 2015, between the Registrant and Avista Acquisition Corp. (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on September 2, 2016).
24.1	*	Power of Attorney (included on the signature pages herein).

Exhibit Number		Description
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.