Form 10-Q
period 2017-06-30
Avista Healthcare Public Acquisition Corp.
filed 2017-08-11
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐

At August 4, 2017, there were 31,000,000 Class A ordinary shares, $0.0001 par value per share and 7,750,000  Class B ordinary shares, $0.0001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Avista Healthcare Public Acquisition Corp.

CONDENSED BALANCE SHEETS

	As of	As of
	June 30, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current assets
Cash	$286,458	$1,040,068
Prepaid expenses	316,462	395,843
Total current assets	602,920	1,435,911

Cash and cash equivalents held in trust account	310,375,000	310,000,000
Accrued interest receivable held in trust account	586,653	—
Total assets	$311,564,573	$311,435,911

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Offering costs payable	$—	$427,578
Accrued expenses	85,825	50,782
Total current liabilities	85,825	478,360

Deferred underwriting commission	10,850,000	10,850,000

Total liabilities	10,935,825	11,328,360

COMMITMENTS
Class A ordinary shares subject to possible redemption, $0.0001 par value; 29,471,450 and 29,510,755 shares at conversion value at June 30, 2017 and December 31, 2016	295,628,740	295,107,550
Shareholders' equity/(deficit)
Preferred shares, $0.0001 par value, 1,000,000 shares authorized: no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Ordinary shares, $0.0001 par value, 220,000,000 shares authorized
Class A ordinary shares 200,000,000 shares authorized; 1,528,550 and 1,489,245 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively, (excluding 29,471,450 shares subject to possible redemption at June 30, 2017)	153	149
Class B ordinary shares, 20,000,000 shares authorized; 7,750,000 and 7,750,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	775	775
Additional paid-in capital	4,711,743	5,232,937
Accumulated income/(deficit)	287,337	(233,860)
Total shareholders' equity	5,000,008	5,000,001
Total liabilities and shareholders' equity	$311,564,573	$311,435,911

The accompanying notes are an integral part of the unaudited condensed financial statements.

Avista Healthcare Public Acquisition Corp.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Formation and operating costs	$(221,808)	$(500)	$(440,456)	$(16,050)
Loss from operations	(221,808)	(500)	(440,456)	(16,050)
Other income:
Interest income	602,142	—	961,653	—
Net income/(loss)	$380,334	$(500)	$521,197	$(16,050)
Weighted average number of shares outstanding, basic and diluted (1)	9,259,360	7,500,000	9,249,358	7,500,000
Basic and diluted income/(loss) per share	$0.04	$(0.00)	$0.06	$(0.00)

(1)	Excludes an aggregate of up to 1,125,000 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters at June 30. 2016 (see Note 6)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Avista Healthcare Public Acquisition Corp.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Income/(loss)	$521,197	$(16,050)
Adjustments to reconcile income/(loss) to net cash provided/(used) in operating activities:
Change in operating assets and liabilities:
Accrued interest receivable held in Trust Account	(586,653)	—
Prepaid expenses	79,381	—
Accrued expenses	35,043	16,050
Net cash provided by operating activities	48,968	—

Cash flows from investing activities:
Earned interest reinvested in Trust Account	(375,000)	—
Net cash used in investing activities	(375,000)	—

Cash flows from financing activities:
Payment of offering costs	(427,578)	(20,000)
Net cash used by financing activities	(427,578)	(20,000)
Net change in cash	(753,610)	(20,000)
Cash at beginning of period	1,040,068	126,062
Cash at end of period	$286,458	$106,062
Supplemental disclosure of non-cash financing activities:
Offering costs included in deferred offering costs	$—	$177,230
Change in ordinary shares subject to possible redemption	$521,190	$—

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

At June 30, 2017, the Company had not commenced any operations. All activity through June 30, 2017 relates to the Company’s formation, its initial public offering of 30,000,000 units (the “Units”) at $10.00 per Unit, each consisting of one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Shares”), and one warrant (the “Warrants”) to purchase one-half of one Class A Share (the “Public Offering”) and efforts directed towards locating a suitable initial Business Combination. The Company also granted the Underwriters (as defined below) of the Public Offering a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments (the “Over-allotment Option”). The Class A Shares sold as part of the Units in the Public Offering are sometimes referred to herein as the “public shares.” The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest.

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

The Trust Account

On January 6, 2017 the funds in the Trust Account were invested in U.S. government treasury bills, which matured on April 6, 2017. On April 6, 2017 the funds in the Trust Account were reinvested in U.S. government treasury bills, which matured on July 6, 2017. On July 6, 2017, the funds in the Trust Account were reinvested in US government treasury bills, which matured on August 3, 2017.  On August 3, 2017 the funds in the Trust Account were reinvested in U.S. government treasury bills, maturing on August 31, 2017, until the earlier of (i) the consummation of the Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third-party claims against the Company. Although the Company will seek to have all vendors, service providers (other than its independent auditors), prospective target businesses or other entities it engages execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable to the Company under certain circumstances if and to the extent any claims by such persons reduce the amount of funds in the Trust Account below a specified threshold. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses as well as any taxes. The balance in the Trust Account as of June 30, 2017 was $310,961,653, of this amount $586,653 was accrued interest.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Over-allotment Option, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer, in either case at a per‑share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares. In connection with any shareholder vote required to approve any Business Combination, the Initial Shareholders have agreed (i) to vote any of their respective Ordinary Shares (as defined below) in favor of the Business Combination and (ii) not to redeem any of their Ordinary Shares in connection therewith.

The NASDAQ rules require that the Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any Deferred Commissions (as defined below) and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Business Combination.

If the Company has not completed a Business Combination by October 14, 2018, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per‑share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Shareholders as Shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.00 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company and less up to $50,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24‑month time period.

Liquidity

As of June 30, 2017, the Company had $200,633 in cash held outside of the Trust Account available for working capital purposes.  In order to preserve liquidity, as of April 30, 2017, the affiliate of the Sponsor (the “Affiliate”) has agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the initial Business Combination, at which time all such accrued but unpaid fees will be paid to the Affiliate.  The

Company issued to the Sponsor on August 11, 2017, an unsecured promissory note pursuant to which the Company is permitted to borrow up to $300,000 in aggregate principal amount. The Company has not drawn amounts under this note. This note is non-interest bearing and payable on the earlier of October 14, 2018 or the closing of the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s form 10-K, as filed with the SEC on March 28, 2017. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period.

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

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level II – Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

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

Net Income Per Share

Net income/(loss) per ordinary share is computed by dividing net income attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period (excluding 29,471,450 Class A Shares subject to possible redemption as of June 30, 2017 and 1,125,000 Class B Shares subject to forfeiture as of June 30, 2016), plus, to the extent dilutive, the incremental number of Class A Shares to settle the Private Placement Warrants and the Warrants included in the Units. At June 30, 2017, the Company had outstanding warrants for the purchase of up to 23,700,000 Class A Shares. For the period ended June 30, 2017, the weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants is contingent on the occurance of future events. As a result, diluted net income per ordinary share is equal to basic net income/(loss) per ordinary share.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more‑likely‑than‑not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying balance sheet.

Subsequent Events

On July 6, 2017, the Company invested the funds held in the Trust Account in U.S. Treasury Bills maturing on August 3, 2017.  On August 3, 2017, the Company reinvested the funds in the Trust Account in U.S. Treasury Bills maturing on August 31, 2017.

The Company issued to the Sponsor on August 11, 2017, an unsecured promissory note pursuant to which the Company is permitted to borrow up to $300,000 in aggregate principal amount. The Company has not drawn amounts under this note. This note is non-interest bearing and payable on the earlier of October 14, 2018 or the closing of the Business Combination.

Other than the foregoing, management has performed an evaluation of subsequent events from June 30, 2017 through the date which these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3—Public Offering

In the Public Offering, the Company issued and sold 31,000,000 Units at a price of $10.00 per Unit, including 1,000,000 Units issued upon exercise of the Over-allotment Option. The ordinary shares and warrants comprising the Units began separate trading on November 29, 2016. The holders have the option to continue to hold Units or separate their Units into the component securities. Each Unit consists of one Class A Share and one Warrant to purchase one‑half of one Class A Share. Two Warrants must be exercised for one whole Class A Share at a price of $11.50 per share. The Warrants will become exercisable on the later of 30 days after completion of the Business Combination or 12 months after the Close Date and will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the Class A Shares is at least $24.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30‑trading day period ending on the third trading day prior to the date on which notice of redemption is given. The Company will not redeem the Warrants unless a registration statement under the Securities Act covering the Class A

Shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares is available throughout the 30 day redemption period, unless the Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise their Warrants to do so on a cashless basis, provided an exemption from registration is available. No Warrants will be exercisable for cash unless the Company has an effective registration statement covering the Class A Shares issuable upon exercise of the Warrants and a current prospectus relating to such shares. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, holders will be permitted to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any Class A Shares to holders seeking to exercise their Warrants, unless the issuance of the Class A Shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

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

Registration Rights

Holders of the Founder Shares, the Private Placement Warrants, and warrants that may be issued on conversion of working capital loans (and any Class A Shares issuable upon exercise of such warrants and upon conversion of the Founder Shares) will be entitled to registration rights with respect to such securities (in the case of the Founder Shares, only after conversion to Class A Shares) pursuant to an agreement signed on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities for resale. In addition, the holders have certain “piggy‑back” registration rights with respect to registration statements filed subsequent to the Business Combination. However, the registration rights agreement will provide that the Company will not permit any registration statement to become effective until termination of applicable lock‑up periods with respect to such securities.

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

The Company issued to the Sponsor on August 11, 2017, an unsecured promissory note pursuant to which the Company is permitted to borrow up to $300,000 in aggregate principal amount. The Company has not drawn amounts under this note. This note is non-interest bearing and payable on the earlier of October 14, 2018 or the closing of the Business Combination.

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

Private Placement Warrants

The Initial Shareholders purchased 16,000,000 Private Placement Warrants at $0.50 per warrant (for an aggregate purchase price of $8,000,000) from the Company in a Private Placement on the Close Date. A portion of the proceeds from the sale of the Private Placement Warrants were placed into the Trust Account. The Initial Shareholders have also purchased an additional 400,000 Private Placement Warrants at $0.50 per warrant (for an aggregate purchase price of $200,000) simultaneously with the underwriter’s exercise of the Over-Allotment Option. Each Private Placement Warrant is exercisable for one‑half of one Class A Share. Two Private Placement Warrants must be exercised for one whole Class A Share at a price of $11.50 per share. The Private Placement Warrants are identical to the Warrants included in the Units to be sold in the Public Offering except that the Private Placement Warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, as described in the registration statement relating to the Public Offering, so long as they are held by the Initial Shareholders or any of their permitted transferees. Additionally, the Initial Shareholders have agreed not to transfer, assign or sell any of the Private Placement Warrants, including the Class A Shares issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the Business Combination.

Founder Shares

In connection with the organization of the Company, on December 14, 2015, an aggregate of 8,625,000 Class B Shares (the “Founder Shares”) were sold to the Sponsor at a price of approximately $0.003 per share, for an aggregate price of $25,000.  In October 2016, the Sponsor transferred 50,000 Founder Shares to each of the Company’s independent directors at a price per share of approximately $0.003 per share. In addition, at such time, each of our independent directors purchased an additional 421,250 Founder Shares from our Sponsor at a price per share of approximately $0.003 per share.  The 8,625,000 Founder Shares included an aggregate of up to 1,125,000 shares that were subject to forfeiture if the Over‑allotment Option was not exercised in full by the Underwriters in order to maintain the Initial Shareholders’ ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Public Offering. Following the partial exercise of the Over-allotment Option, 875,000 Founder Shares were forfeited in order to maintain the Initial Shareholder’s ownership at 20% of the issued and outstanding Ordinary shares. The Founder Shares are identical to the Class A Shares included in the Units sold in the Public Offering, except that the Founder Shares (i) have the voting rights described in Note 7, (ii) are subject to certain transfer restrictions described below, and (iii) are convertible into Class A Shares on a one‑for‑one basis, subject to adjustment pursuant to the anti‑dilution provisions contained therein. The Founder Shares may not be transferred, assigned or sold until the earlier of (i) one year after the completion of the Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Business Combination that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock‑up.

Note 7—Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Ordinary Shares and could have anti‑takeover effects.  At June 30, 2017 there were no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 Class A Shares, with a par value of $0.0001 each, and 20,000,000 Class B ordinary shares, with a par value of $0.0001 each (the “Class B Shares” and, together with the Class A Shares, the “Ordinary Shares”). Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share; provided, that only holders of the Class B Shares have the right to vote on the election of directors prior to the Business Combination. The Class B Shares will automatically convert into Class A Shares at the time of the Business Combination, on a one‑for‑one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Shares, or equity‑linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Business Combination, the ratio at which the Class B Shares shall convert into Class A Shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti‑dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, 20% of the sum of all Ordinary Shares outstanding upon completion of the Public Offering plus all Class A Shares and equity‑linked securities issued or deemed issued in connection with the Business Combination, excluding any Ordinary Shares or equity‑linked securities issued, or to be issued, to any seller in the Business Combination. Holders of Founder Shares may also elect to convert their Class B Shares into an equal number of Class A Shares, subject to adjustment as provided above, at any time.  At June 30, 2017 there were 31,000,000 Class A Shares issued and outstanding, of which 29,471,450 shares were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet date and 7,750,000 Class B Shares issued and outstanding.

Redeemable Ordinary Shares

The Class A Shares subject to possible redemption will be recorded at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 480, Distinguishing Liabilities from Equity. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, in the case of a shareholder vote, a majority of the outstanding Ordinary Shares voted are voted in favor of the Business Combination. Accordingly, at June 30, 2017, 29,471,450 of the Company’s 31,000,000 Class A Shares were classified outside of permanent equity at their redemption value.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination in the form of a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses.  We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the businesses that we have reviewed or with any other target business.  We intend to effectuate a Business Combination using cash from the proceeds from the Public Offering and the sale of the Private Placement Warrants, and from additional issuances of, if any, our capital stock and debt or a combination of cash, stock and debt. At June 30, 2017, we held cash of $286,458, had current liabilities of $85,825 and deferred underwriting compensation of $10,850,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended June 30, 2017 we had net income of $380,334, which consisted of interest income from the trust account of $602,142 and operating costs of $221,808. For the three months ended June 30, 2016 we had a loss of $500, which consisted of operating costs of $500. For the six months ended June 30, 2017 we had net income of $521,197, which consisted of interest income from the trust account of $961,653 and operating costs of $440,456. For the six months ended June 30, 2016 we had a loss of $16,050, which consisted of operating costs of $16,050. Our business activities for the six months ended June 30, 2017 consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination. We will not generate any operating revenues until after completion of our Business Combination at the earliest. Starting in January 2017, we began generating non-operating income in the form of interest income on the funds held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our acquisition plans.

Liquidity and Capital Resources

As of June 30, 2017 we had cash of $286,458 and $200,633 available for working capital purposes.

At June 30, 2017, $310,961,653 was held in the Trust Account and consisted of cash, U.S. Treasury Bills and accrued interest.  The U.S. Treasury Bills matured on July 6, 2017.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Company issued to the Sponsor on August 11, 2017, an unsecured promissory note pursuant to which the Company is permitted to borrow up to $300,000 in aggregate principal amount. The Company has not drawn amounts under this note. This note is non-interest bearing and payable on the earlier of October 14, 2018 or the closing of the Business Combination. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Initial Shareholders. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an Affiliate as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

In order to preserve liquidity, as of April 30, 2017, the Affiliate has agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the initial Business Combination, at which time all such accrued but unpaid fees will be paid to the Affiliate.  We do not believe we will need to raise additional funds during the next 12 months in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by October 14, 2018, which is 24 months from the closing of the Public Offering

We have 24 months after the Close Date to complete a Business Combination. If we do not complete a Business Combination within this time period, we shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of tax (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Off-Balance Sheet Financing Arrangements

As of June 30, 2017, we did not have any obligations, assets or liabilities which would be considered off-balance sheet arrangements.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.  We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.  On October 10, 2016, we entered into an administrative services agreement pursuant to which have agreed to pay an Affiliate a total of $10,000 per month for office space, administrative and support services.  Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. We paid an Affiliate $10,000 for such services for the three months ended June 30, 2017. In order to preserve liquidity, as of April 30, 2017, the Affiliate has agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the initial Business Combination, at which time all such accrued but unpaid fees will be paid to the Affiliate.

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

Redeemable Ordinary Shares

The Class A ordinary shares subject to possible redemption will be recorded at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 480, Distinguishing Liabilities from Equity. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, in the case of a shareholder vote, a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. Accordingly, at June 30, 2017, 29,471,450 of the Company’s 31,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2017 related to our formation and the preparation for the Public Offering and identifying and evaluating prospective acquisition targets for a Business Combination.  On April 6, 2017, the net proceeds of the Public Offering and the sale of the Private Placement Warrants held in the Trust Account were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. For the three months ended June 30, 2017, the effective annualized interest rate earned on our US Treasury Bills investment was 0.782%

At June 30, 2017, $310,961,653 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $10,850,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report or any of the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 28, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Simultaneously with the consummation of our Public Offering, the Initial Shareholders purchased from the Company an aggregate of 16,000,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant (or an aggregate purchase price of $8,000,000). On November 28, 2016, the Initial Shareholders purchased an additional 400,000 Private Placement Warrants at a price of $0.50 per warrant (or an aggregate purchase price of $200,000) in conjunction with the exercise of the Over-allotment Option. Following the partial exercise of the Over-allotment Option, 875,000 Founder Shares were forfeited in order to maintain the Initial Shareholder’s ownership at 20% of the issued and outstanding ordinary shares. On November 28, 2016, our Sponsor sold 161,180 Founder Shares and 350,114 Private Placement Warrants to one of our independent directors at their original per share purchase price. On July 5, 2017, our Sponsor sold 186,320 Founder Shares and 404,723 Private Placement Warrants to one of our independent directors at their original per share purchase price. Each Private Placement Warrant entitles the holder to purchase one-half of one Class A ordinary share at $5.75 per one-half share. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be exercised on a cashless basis and are not redeemable by us so long as they are held by the Initial Shareholders or their permitted transferees.

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

From Inception through June 30, 2017, we incurred $833,589 for costs and expenses related to the Public Offering. Additionally, at the closing of the Public Offering and Over-allotment Option, we paid a total of $6,200,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer the payment of $10,850,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated. Prior to the closing of the Public Offering, our Sponsor loaned us $300,000 to be used for a portion of the expenses of the Public Offering. These loans were repaid upon completion of the Public Offering out of the $900,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. Other than such loans, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus, dated October 10, 2016, filed with the SEC.

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

Avista Healthcare Public Acquisition Corp.

Date: August 11, 2017	By:	/s/ David Burgstahler
David Burgstahler
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2017	By:	/s/ John Cafasso
John Cafasso
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.