Form 10-Q
period 2017-09-30
Avista Healthcare Public Acquisition Corp.
filed 2017-11-14
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At November 14, 2017, there were 31,000,000 Class A ordinary shares, $0.0001 par value per share and 7,750,000  Class B ordinary shares, $0.0001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Avista Healthcare Public Acquisition Corp.

CONDENSED BALANCE SHEETS

	As of	As of
	September 30, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current assets
Cash	$117,728	$1,040,068
Prepaid expenses	242,302	395,843
Total current assets	360,030	1,435,911

Cash and cash equivalents held in trust account	311,658,037	310,000,000
Accrued interest receivable held in trust account	39,744	—
Total assets	$312,057,811	$311,435,911

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Offering costs payable	$—	$427,578
Accrued expenses	2,696,066	50,782
Total current liabilities	2,696,066	478,360

Deferred underwriting commission	10,850,000	10,850,000

Total liabilities	13,546,066	11,328,360

COMMITMENTS
Class A ordinary shares subject to possible redemption, $0.0001 par value; 29,191,301 and 29,510,755 shares at conversion value at September 30, 2017 and December 31, 2016	293,511,740	295,107,550
Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized: no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Ordinary shares, $0.0001 par value, 220,000,000 shares authorized
Class A ordinary shares 200,000,000 shares authorized; 1,808,699 and 1,489,245 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively, (excluding 29,191,301 and 29,510,755 shares subject to possible redemption at September 30, 2017 and December 31, 2016, respectively)	181	149
Class B ordinary shares, 20,000,000 shares authorized; 7,750,000 and 7,750,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	775	775
Additional paid-in capital	6,828,715	5,232,937
Accumulated deficit	(1,829,666)	(233,860)
Total shareholders' equity	5,000,005	5,000,001
Total liabilities and shareholders' equity	$312,057,811	$311,435,911

The accompanying notes are an integral part of the unaudited condensed financial statements.

Avista Healthcare Public Acquisition Corp.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Formation and operating costs	$2,853,131	$14,492	$3,293,587	$30,542
Loss from operations	(2,853,131)	(14,492)	(3,293,587)	(30,542)
Other income:
Interest income	736,128	—	1,697,781	—
Net loss	$(2,117,003)	$(14,492)	$(1,595,806)	$(30,542)
Weighted average number of shares outstanding, basic and diluted (1)	9,278,550	7,500,000	9,259,196	7,500,000
Basic and diluted loss per share	$(0.30)	$(0.00)	$(0.35)	$(0.00)

(1)	Excludes an aggregate of up to 1,125,000 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters at September 30. 2016 (see Note 6)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Avista Healthcare Public Acquisition Corp.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(1,595,806)	$(30,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income received in the Trust Account	(1,658,037)	—
Change in operating assets and liabilities:
Accrued interest receivable held in Trust Account	(39,744)	—
Prepaid expenses	153,541	—
Accrued expenses	2,645,284	6,056
Net cash used in operating activities	(494,762)	(24,486)

Cash flows from financing activities:
Proceeds from note payable to Sponsor	—	125,000
Payment of offering costs	(427,578)	(54,742)
Net cash provided by/(used) in financing activities	(427,578)	70,258
Net change in cash	(922,340)	45,772
Cash at beginning of period	1,040,068	126,062
Cash at end of period	$117,728	$171,834
Supplemental disclosure of non-cash financing activities:
Offering costs included in deferred offering costs	$—	$305,095
Change in ordinary shares subject to possible redemption	$(1,595,810)	$—

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

At September 30, 2017, the Company had not commenced any operations. All activity through September 30, 2017 relates to the Company’s formation, its initial public offering of 30,000,000 units (the “Units”) at $10.00 per Unit, each consisting of one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Shares”), and one warrant (the “Warrants”) to purchase one-half of one Class A Share (the “Public Offering”) and efforts directed towards locating a suitable initial Business Combination. The Company also granted the Underwriters (as defined below) of the Public Offering a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments (the “Over-allotment Option”). The Class A Shares sold as part of the Units in the Public Offering are sometimes referred to herein as the “public shares.” The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest.

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

The Trust Account

On January 6, 2017 the funds in the Trust Account were invested in U.S. government treasury bills, which matured on April 6, 2017. On April 6, 2017 the funds in the Trust Account were reinvested in U.S. government treasury bills, which matured on July 6, 2017. On July 6, 2017, the funds in the Trust Account were reinvested in US government treasury bills, which matured on August 3, 2017.  On August 3, 2017, the funds in the Trust Account were reinvested in US government treasury bills, which matured on August 31, 2017.  On August 31, 2017, the funds in the Trust Account were reinvested in US government treasury bills, which matured on September 28, 2017.  On September 28, 2017, the funds in the Trust Account were reinvested in US government treasury bills, which matured on October 26, 2017.  On October 26, 2017 the funds in the Trust Account were reinvested in U.S. government treasury bills, maturing on

November 24, 2017.  The funds in the Trust Account will continue to be invested in U.S. government treasury bills, or other similar investments until the earlier of (i) the consummation of the Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third-party claims against the Company. Although the Company will seek to have all vendors, service providers (other than its independent auditors), prospective target businesses or other entities it engages execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable to the Company under certain circumstances if and to the extent any claims by such persons reduce the amount of funds in the Trust Account below a specified threshold. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses as well as any taxes. The balance in the Trust Account as of September 30, 2017 was $311,697,781, of this amount $39,744 was accrued interest.

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

If the Company has not completed a Business Combination by October 14, 2018, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per‑share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Shareholders as Shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.00 per share, plus any pro rata interest earned on the Trust Account not previously released to the Company and less up to $50,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24‑month time period.

Proposed Business Combination

On August 21, 2017, the Company, Avista Healthcare Merger Sub, Inc. (“Merger Sub”), Avista Healthcare NewCo, LLC (“NewCo”), Envigo International Holdings, Inc. (“Envigo”), and Jermyn Street Associates, LLC, solely in its capacity as Shareholder Representative, entered into a Transaction Agreement (the “Transaction Agreement”).

Pursuant to the Transaction Agreement, among other things, (i) the Company will transfer by way of continuation out of the Cayman Islands into the State of Delaware or domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended and the Cayman Islands Companies Law (2016 Revision); (ii) Merger Sub will merge with and into Envigo, the separate corporate existence of Merger Sub will cease and Envigo will be the surviving corporation and a direct wholly-owned subsidiary of the Company (the “First Merger”) (Envigo, in its capacity as the surviving corporation in the First Merger, is sometimes referred to as the “Surviving Corporation”) and (iii) the Surviving Corporation will merge with and into NewCo, the separate corporate existence of the Surviving Corporation will cease and NewCo will be the surviving company and a direct wholly-owned subsidiary of the Company.    For additional information regarding the Transaction Agreement, the Parent Sponsor Letter Agreement and the Business Combination, see the Current Report on Form 8-K filed by the Company on August 22, 2017.

Liquidity

As of September 30, 2017, the Company had a working capital deficit of $2,336,036. In order to preserve liquidity, as of April 30, 2017, the affiliate of the Sponsor (the “Affiliate”) has agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the initial Business Combination, at which time all such accrued but unpaid fees will be paid to the Affiliate.  In addition certain vendors have agreed to defer the payment of invoices until the close or termination of the Proposed Business Combination.

The Company issued to the Sponsor on August 11, 2017, an unsecured promissory note pursuant to which the Company is permitted to borrow up to $300,000 in aggregate principal amount.  The Company has not drawn amounts under this note. This note is non-interest bearing and payable on the earlier of October 14, 2018 or the closing of the Proposed Business Combination.

Based on the foregoing, management believes that the Company will have sufficient working capital to continue as a going concern until the earlier of October 14, 2018 or the close or termination of the Proposed Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s form 10-K, as filed with the SEC on March 28, 2017. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2017.

Description	September 30, 2017	Level 1	Level 2	Level 3
Investments and cash held in Trust Account	$311,697,781	$311,697,781	$—	$—
Total	$311,697,781	$311,697,781	$—	$—

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income/(loss) per ordinary share is computed by dividing net income/(loss) attributable to ordinary shares by the weighted average number of ordinary shares outstanding for the period. Ordinary shares subject to possible redemption at September 30, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Also excluded, to the extent dilutive, is the incremental number of Class A Shares to settle the Private Placement Warrants and the Warrants included in the Units. At September 30, 2017, the Company had outstanding warrants for the purchase of up to 23,700,000 Class A Shares. For the period ended September 30, 2017, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share since the exercise of the warrants is contingent on the occurance of future events. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share.

Reconciliation Of Net Income (Loss) Per Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2017	September 30, 2017

Net loss	$(2,117,003)	$(1,595,806)
Less: Income attributable to ordinary shares subject to redemption	(693,179)	(1,598,724)
Adjusted net loss	$(2,810,182)	$(3,194,530)

Weighted average shares outstanding, basic and diluted	9,278,550	9,259,196

Basic and diluted net loss per ordinary share	$(0.30)	$(0.35)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more‑likely‑than‑not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying balance sheet.

Subsequent Events

On October 26, 2017, the Company invested the funds held in the Trust Account in U.S. Treasury Bills maturing on November 24, 2017.

Other than the foregoing, management has performed an evaluation of subsequent events from September 30, 2017 through the date which these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Note 7—Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Ordinary Shares and could have anti‑takeover effects.  At September 30, 2017 there were no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 Class A Shares, with a par value of $0.0001 each, and 20,000,000 Class B ordinary shares, with a par value of $0.0001 each (the “Class B Shares” and, together with the Class A Shares, the “Ordinary Shares”). Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share; provided, that only holders of the Class B Shares have the right to vote on the election of directors prior to the Business Combination. The Class B Shares will automatically convert into Class A Shares at the time of the Business Combination, on a one‑for‑one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Shares, or equity‑linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Business Combination, the ratio at which the Class B Shares shall convert into Class A Shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti‑dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, 20% of the sum of all Ordinary Shares outstanding upon completion of the Public Offering plus all Class A Shares and equity‑linked securities issued or deemed issued in connection with the Business Combination, excluding any Ordinary Shares or equity‑linked securities issued, or to be issued, to any seller in the Business Combination. Holders of Founder Shares may also elect to convert their Class B Shares into an equal number of Class A Shares, subject to adjustment as provided above, at any time.  At September 30, 2017 there were 31,000,000 Class A Shares issued and outstanding, of which 29,191,301  shares were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet date and 7,750,000 Class B Shares issued and outstanding.

Redeemable Ordinary Shares

The Class A Shares subject to possible redemption will be recorded at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 480, Distinguishing Liabilities from Equity. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, in the case of a shareholder vote, a majority of the outstanding Ordinary Shares voted are voted in favor of the Business Combination. Accordingly, at September 30, 2017, 29,191,301 of the Company’s 31,000,000 Class A Shares were classified outside of permanent equity at their redemption value.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination in the form of a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses.  We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the businesses that we have reviewed or with any other target business.  We intend to effectuate a Business Combination using cash from the proceeds from the Public Offering and the sale of the Private Placement Warrants, and from additional issuances of, if any, our capital stock and debt or a combination of cash, stock and debt. At September 30, 2017, we held cash of $117,728, had current liabilities of $2,696,066 and deferred underwriting compensation of $10,850,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Proposed Business Combination

On August 21, 2017, the Company, Merger Sub, NewCo, Envigo, and Jermyn Street Associates, LLC, solely in its capacity as Shareholder Representative, entered into a Transaction Agreement.

Pursuant to the Transaction Agreement, among other things, (i) the Company will transfer by way of continuation out of the Cayman Islands into the State of Delaware or domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended and the Cayman Islands Companies Law (2016 Revision); (ii) Merger Sub will merge with and into Envigo, the separate corporate existence of Merger Sub will cease and Envigo will be the surviving corporation and a direct wholly-owned subsidiary of the Company and (iii) the Surviving Corporation will merge with and into NewCo, the separate corporate existence of the Surviving Corporation will cease and NewCo will be the surviving company and a direct wholly-owned subsidiary of the Company.    For additional information regarding the Transaction Agreement, the Parent Sponsor Letter Agreement and the Business Combination, see the Current Report on Form 8-K filed by the Company on August 22, 2017.

Results of Operations

For the three months ended September 30, 2017 we had a net loss of $2,117,003, which consisted of interest income from the trust account of $736,128 and operating costs of $2,853,131. For the three months ended September 30, 2016 we had a loss of $14,492, which consisted of operating costs of $14,492. For the nine months ended September 30, 2017 we had a net loss of $1,595,806, which consisted of interest income from the trust account of $1,697,781 and operating costs of $3,293,587. For the nine months ended September 30, 2016 we had a loss of $30,542, which consisted of operating costs of $30,542. Our business activities for the nine months ended September 30, 2017 consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination. We will not generate any operating revenues until after completion of our Business Combination at the earliest. Starting in January 2017, we began generating non-operating income in the form of interest income on the funds held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our acquisition plans.

Liquidity and Capital Resources

As of September 30, 2017 we had cash of $117,728 and a working capital deficit of $2,336,036.

At September 30, 2017, $311,697,781 was held in the Trust Account and consisted of cash, U.S. Treasury Bills and accrued interest.  The U.S. Treasury Bills matured on October 26, 2017. On October 26, 2017 the funds in the Trust Account were reinvested in U.S. Treasury Bills, maturing on November 24, 2017.

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

In order to preserve liquidity, as of April 30, 2017, the Affiliate has agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the initial Business Combination, at which time all such accrued but unpaid fees will be paid to the Affiliate.  We do not believe we will need to raise additional funds through October 14, 2018 in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by October 14, 2018, which is 24 months from the closing of the Public Offering

We have 24 months after the Close Date to complete a Business Combination. If we do not complete a Business Combination within this time period, we shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of tax (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public

Shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Off-Balance Sheet Financing Arrangements

As of September 30, 2017, we did not have any obligations, assets or liabilities which would be considered off-balance sheet arrangements.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.  We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.  On October 10, 2016, we entered into an administrative services agreement pursuant to which have agreed to pay an Affiliate a total of $10,000 per month for office space, administrative and support services.  Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. In order to preserve liquidity, as of April 30, 2017, the Affiliate has agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the initial Business Combination, at which time all such accrued but unpaid fees will be paid to the Affiliate.

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

Redeemable Ordinary Shares

The Class A ordinary shares subject to possible redemption will be recorded at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 480, Distinguishing Liabilities from Equity. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, in the case of a shareholder vote, a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. Accordingly, at September 30, 2017, 29,191,301 of the Company’s 31,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2017 related to our formation and the preparation for the Public Offering and identifying and evaluating prospective acquisition targets for a Business Combination.  On September 28, 2017, the net proceeds of the Public Offering and the sale of the Private Placement Warrants held in the Trust Account were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. For the three months ended September 30, 2017, the effective annualized interest rate earned on our US Treasury Bills investment was 0.96%

At September 30, 2017, $311,697,781 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $10,850,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

From Inception through September 30, 2017, we incurred $833,589 for costs and expenses related to the Public Offering. Additionally, at the closing of the Public Offering and Over-allotment Option, we paid a total of $6,200,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer the payment of $10,850,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated. Prior to the closing of the Public Offering, our Sponsor loaned us $300,000 to be used for a portion of the expenses of the Public Offering. These loans were repaid upon completion of the Public Offering out of the $900,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. Other than such loans, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus, dated October 10, 2016, filed with the SEC.

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
2.1*

Transaction Agreement, dated August 21, 2017, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc., Avista Healthcare NewCo, LLC and Envigo International Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-k filed on August 22, 2017).

10.10*

Parent Sponsor Letter Agreement, dated August 21, 2017, by and among Avista Healthcare Public Acquisition Corp., Avista Acquisition Corp., and certain individuals (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on August 22, 2017).

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

Avista Healthcare Public Acquisition Corp.

Date: November 14, 2017	By:	/s/ David Burgstahler
David Burgstahler
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ John Cafasso
John Cafasso
Chief Financial Officer (Principal Financial and Accounting Officer)