Form 10-Q
period 2018-06-30
Avista Healthcare Public Acquisition Corp.
filed 2018-08-07
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At August 7, 2018, there were 31,000,000 Class A ordinary shares, $0.0001 par value per share and 7,750,000  Class B ordinary shares, $0.0001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Avista Healthcare Public Acquisition Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2018	December 31, 2017
	(Unaudited)

ASSETS
Current assets
Cash	$64,411	$125,886
Prepaid expenses	96,055	168,553
Total current assets	160,466	294,439

Cash and cash equivalents held in Trust Account	314,820,605	312,497,921
Total assets	$314,981,071	$312,792,360

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Note payable to Sponsor	$475,000	$100,000
Accrued expenses	5,421,098	3,828,722
Total current liabilities	5,896,098	3,928,722

Deferred underwriting commission	10,850,000	10,850,000

Total liabilities	16,746,098	14,778,722

COMMITMENTS
Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,874,489 and 29,067,145 shares at conversion value at June 30, 2018 and December 31, 2017	293,234,970	293,013,630
Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized: no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Ordinary shares, $0.0001 par value, 220,000,000 shares authorized
Class A ordinary shares 200,000,000 shares authorized; 2,125,511 and 1,932,855 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively, (excluding 28,874,489 and 29,067,145 shares subject to possible redemption at June 30, 2018 and December 31, 2017, respectively)	213	193
Class B ordinary shares, 20,000,000 shares authorized; 7,750,000 and 7,750,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	775	775
Additional paid-in capital	7,105,453	7,326,813
Accumulated deficit	(2,106,438)	(2,327,773)
Total shareholders' equity	5,000,003	5,000,008
Total liabilities and shareholders' equity	$314,981,071	$312,792,360

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Avista Healthcare Public Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating costs	$942,527	$221,808	$2,101,349	$440,456
Loss from operations	(942,527)	(221,808)	(2,101,349)	(440,456)
Other income:
Interest/dividend income	1,299,515	602,142	2,322,684	961,653
Net income	$356,988	$380,334	$221,335	$521,197
Weighted average number of shares outstanding, basic and diluted	9,792,054	9,259,571	9,738,355	9,249,575
Basic and diluted loss per share	$(0.09)	$(0.02)	$(0.20)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Avista Healthcare Public Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$221,335	$521,197
Adjustments to reconcile net income to net cash used in operating activities:
Interest/dividend income received in the Trust Account	(2,322,684)	(375,000)
Change in operating assets and liabilities:
Accrued interest receivable held in Trust Account	—	(586,653)
Prepaid expenses	72,498	79,381
Accrued expenses	1,592,376	35,043
Net cash used in operating activities	(436,475)	(326,032)

Cash flows from financing activities:
Proceeds from note payable to Sponsor	375,000	—
Payment of offering costs	—	(427,578)
Net cash provided by/(used) in financing activities	375,000	(427,578)
Net change in cash	(61,475)	(753,610)
Cash at beginning of period	125,886	1,040,068
Cash at end of period	$64,411	$286,458

Supplemental disclosure of non-cash financing activities:
Change in ordinary shares subject to possible redemption	$221,340	$521,190

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

At June 30, 2018, the Company had not commenced any operations. All activity through June 30, 2018 relates to the Company’s formation, its initial public offering of 30,000,000 units (the “Units”) at $10.00 per Unit, each consisting of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Shares”), and one warrant (the “Warrants”) to purchase one-half of one Class A Share (the “Public Offering”) and efforts directed towards locating a suitable initial business combination. The Company also granted the Underwriters (as defined below) of the Public Offering a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments (the “Over-allotment Option”). The Class A Shares sold as part of the Units in the Public Offering are sometimes referred to herein as the “public shares.” The Company will not generate any operating revenues until after completion of a business combination, at the earliest.

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

The Trust Account

As of January 1, 2018 the funds in the Trust Account were invested in a qualified Money Market Fund within the meaning of section 2(a)(16) of the Investment Company Act of 1940. On March 8, 2018 the funds in the Trust Account were invested in U.S. government treasury bills, which matured on April 5, 2018. On April 5, 2018 the funds in the Trust Account were reinvested in U.S. government treasury bills, which matured on May 3, 2018. On May 3, 2018, the funds in the Trust Account were reinvested in US government treasury bills, which matured on May 31, 2018. On May 31, 2018, the funds in the Trust Account were reinvested in US government treasury bills, which matured on June 28, 2018. On June 28, 2018 the funds in the Trust Account were invested in a qualified Money Market Fund within the meaning of section 2(a)(16) of the Investment Company Act of 1940. The funds in the Trust Account will continue to be invested in U.S. government treasury bills, or other similar investments until the earlier of (i) the consummation of the business combination and (ii) the Company’s failure to consummate a business combination within the prescribed time.  Placing funds in the Trust Account may not protect those funds from third-party claims against the Company. Although the Company will seek to have all vendors, service providers (other than its independent auditors), prospective target businesses or other entities it engages execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable to the Company under certain circumstances if and to the extent any claims by such persons reduce the amount of funds in the Trust Account below a specified threshold. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses as well as any taxes. The balance in the Trust Account as of June 30, 2018 was $314,820,605.

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

Liquidity

As of June 30, 2018, the Company had a working capital deficit of $5,735,632. In order to preserve liquidity, as of April 30, 2017, the affiliate of the Sponsor (the “Affiliate”) has agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the initial business combination, at which time all such accrued but unpaid fees will be paid to the Affiliate.  In addition certain vendors have agreed to defer the payment of invoices until the earlier of a close of a business combination or a liquidation of the Company. As of June 30, 2018, $5,387,178 of accrued expenses were deferred.

The Company issued to the Sponsor on August 11, 2017, as amended and restated on May 3, 2018, an unsecured promissory note pursuant to which the Company is permitted to borrow up to $600,000 in aggregate principal amount. As of June 30, 2018, the Company has borrowed $475,000 under such note. This note is non-interest bearing and payable on the earlier of October 14, 2018 or the closing of a proposed business combination.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K, as filed with the SEC on March 14, 2018. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

Description	June 30, 2018	Level 1	Level 2	Level 3
Investments and cash held in Trust Account	$314,820,605	$314,820,605	$—	$—
Total	$314,820,605	$314,820,605	$—	$—

Description	December 31, 2017	Level 1	Level 2	Level 3
Investments and cash held in Trust Account	$312,497,921	$312,497,921	$—	$—
Total	$312,497,921	$312,497,921	$—	$—

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income/(loss) per ordinary share is computed by dividing net income/(loss) attributable to ordinary shares by the weighted average number of ordinary shares outstanding for the period. Ordinary shares subject to possible redemption at June 30, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Also excluded, to the extent dilutive, is the incremental number of Class A Shares to settle the Private Placement Warrants and the Warrants included in the Units. At June 30, 2018 and 2017, the Company had outstanding warrants for the purchase of up to 23,700,000 Class A Shares. For the period ended June 30, 2018 and 2017, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share.

Reconciliation Of Net Income (Loss) Per Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income	$356,988	$380,334	$221,335	$521,197
Less: Income attributable to ordinary shares subject to redemption	(1,210,414)	(572,452)	(2,163,429)	(914,236)
Adjusted net loss	$(853,426)	$(192,118)	$(1,942,094)	$(393,039)

Weighted average shares outstanding, basic and diluted	9,792,054	9,259,571	9,738,355	9,249,575

Basic and diluted net loss per ordinary share	$(0.09)	$(0.02)	$(0.20)	$(0.04)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more‑likely‑than‑not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Subsequent Events

Management has performed an evaluation of subsequent events from June 30, 2018 through the date which these condensed consolidated financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

The Company issued to the Sponsor on August 11, 2017, as amended and restated on May 3, 2018, an unsecured promissory note pursuant to which the Company is permitted to borrow up to $600,000 in aggregate principal amount. As of June 30, 2018, the Company has borrowed $475,000 under such note. This note is non-interest bearing and payable on the earlier of October 14, 2018 or the closing of the business combination.

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

As of April 30, 2017, the Affiliate has agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the initial business combination, at which time all such accrued but unpaid fees will be paid to the Affiliate.  As of June 30, 2018, $140,000 is accrued and included in accrued expenses.

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

Note 7—Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Ordinary Shares and could have anti‑takeover effects.  At June 30, 2018 and December 31, 2017 there were no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 Class A Shares, with a par value of $0.0001 each, and 20,000,000 Class B ordinary shares, with a par value of $0.0001 each (the “Class B Shares” and, together with the Class A Shares, the “Ordinary Shares”). Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share; provided, that only holders of the Class B Shares have the right to vote on the election of directors prior to the business combination. The Class B Shares will automatically convert into Class A Shares at the time of the business combination, on a one‑for‑one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Shares, or equity‑linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the business combination, the ratio at which the Class B Shares shall convert into Class A Shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti‑dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, 20% of the sum of all Ordinary Shares outstanding upon completion of the Public Offering plus all Class A Shares and equity‑linked securities issued or deemed issued in connection with the business combination, excluding any Ordinary Shares or equity‑linked securities issued, or to be issued, to any seller in the business combination. Holders of Founder Shares may also elect to convert their Class B Shares into an equal number of Class A Shares, subject to adjustment as provided above, at any time.  At June 30, 2018 and December 31, 2017 there were 31,000,000 Class A Shares issued and outstanding, of which 28,874,489 and 29,067,145 shares, respectively, were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet date and 7,750,000 Class B Shares issued and outstanding.

Redeemable Ordinary Shares

The Class A Shares subject to possible redemption will be recorded at redemption value and classified as temporary equity in accordance with FASB Accounting Standards Update (“ASU”) 480, Distinguishing Liabilities from Equity. The Company will proceed with a business combination only if it has net tangible assets of at least $5,000,001 upon consummation of the business combination and, in the case of a shareholder vote, a majority of the outstanding Ordinary Shares voted are voted in favor of the business combination. Accordingly, at June 30, 2018 and December 31, 2017, 28,874,489 and 29,067,145, respectively, of the Company’s 31,000,000 Class A Shares were classified outside of permanent equity at their redemption value.

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

Overview

We are a blank check company incorporated on December 4, 2015 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target.  We intend to effectuate a business combination using cash from the proceeds from the Public Offering and the sale of the Private Placement Warrants, and from additional issuances of, if any, our capital stock and debt or a combination of cash, stock and debt. At June 30, 2018, we held cash of $64,411, had current liabilities of $5,896,098 and deferred underwriting compensation of $10,850,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

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

On June 29, 2018, we received a notice from NASDAQ stating that as a result of the Annual General Meeting held on June 28, 2018, we are now in compliance with the Rules.

Results of Operations

For the three months ended June 30, 2018 we had net income of $356,988, which consisted of interest/dividend income from the Trust Account of $1,299,515 and operating costs of $942,527. For the three months ended June 30, 2017 we had net income of $380,334, which consisted of interest/dividend income from the Trust Account of $602,142 and operating costs of $221,808. For the six months ended June 30, 2018 we had net income of $221,335, which consisted of interest/dividend income from the Trust Account of $2,322,684 and operating cost of $2,101,349. For the six months ended June 30, 2017 we had net income of $521,197, which consisted of interest income from the trust account of $961,653 and operating cost of $440,456. Our business activities for the three months ended June 30, 2018 consisted solely of identifying and evaluating prospective acquisition targets for a business combination. We will not generate any operating revenues until after completion of our business combination at the earliest. Starting in January 2017, we began generating non-operating income in the form of interest income on the funds held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our acquisition plans.

Liquidity and Capital Resources

As of June 30, 2018 we had cash of $64,411 and a working capital deficit of $5,735,632.

At June 30, 2018, $314,820,605 was held in the Trust Account and consisted of cash and Money Market Funds.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended business combination, the Company issued to the Sponsor on August 11, 2017, as amended and restated on May 3, 2018, an unsecured promissory note pursuant to which the Company is permitted to borrow up to $600,000 in aggregate principal amount. As of June 30, 2018, the Company has borrowed $475,000 under such note. This note is non-interest bearing and payable on the earlier of October 14, 2018 or the closing of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Initial Shareholders. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an Affiliate as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-Balance Sheet Financing Arrangements

As of June 30, 2018, we did not have any obligations, assets or liabilities which would be considered off-balance sheet arrangements.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.  We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.  On October 10, 2016, we entered into an administrative services agreement pursuant to which have agreed to pay an Affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services.  Upon completion of a business combination or our liquidation, we will cease paying these monthly fees. In order to preserve liquidity, as of April 30, 2017, the Affiliate has agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the initial business combination, at which time all such accrued but unpaid fees will be paid to the Affiliate.

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

Redeemable Ordinary Shares

The Class A ordinary shares subject to possible redemption will be recorded at redemption value and classified as temporary equity in accordance with FASB ASU 480, Distinguishing Liabilities from Equity. The Company will proceed with a business combination only if it has net tangible assets of at least $5,000,001 upon consummation of the business combination and, in the case of a shareholder vote, a majority of the outstanding ordinary shares voted are voted in favor of the business combination. Accordingly, at June 30, 2018 and June 30, 2017, 28,874,489 and 29,471,450, respectively, of the Company’s 31,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2018 related to our formation and the preparation for the Public Offering and identifying, evaluating and underwriting for a business combination.  On June 28, 2018, the net proceeds of the Public Offering and the sale of the Private Placement Warrants held in the Trust Account were invested in a qualified Money Market Fund within the meaning of section 2(a)(16) of the Investment Company Act of 1940. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

At June 30, 2018, $314,820,605 was held in the Trust Account for the purposes of consummating a business combination. If we complete a business combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the business combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $10,850,000 and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Through June 30, 2018, we incurred $833,589 for costs and expenses related to the Public Offering. Additionally, at the closing of the Public Offering and Over-allotment Option, we paid a total of $6,200,000 in underwriting discounts and commissions. In addition, the Underwriters agreed to defer the payment of $10,850,000 in underwriting discounts and commissions, which amount will be payable upon consummation of a business combination, if consummated. Prior to the closing of the Public Offering, our Sponsor loaned us $300,000 to be used for a portion of the expenses of the Public Offering. These loans were repaid upon completion of the Public Offering out of the $833,589 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. Other than such loans, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus, dated October 10, 2016, filed with the SEC.

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

Avista Healthcare Public Acquisition Corp.

Date: August 7, 2018	By:	/s/ David Burgstahler
David Burgstahler
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2018	By:	/s/ John Cafasso
John Cafasso
Chief Financial Officer (Principal Financial and Accounting Officer)