Form 10-K/A
period 2017-12-31
Avista Healthcare Public Acquisition Corp.
filed 2018-10-15
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☒ NO ☐

As of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter the aggregate of the Registrant’s Class A ordinary shares outstanding  held by non-affiliates of the Registrant was approximately $310,930,000 based on its last reported sales price of $10.03 on the NASDAQ Capital Market.

At December 31, 2017, there were 31,000,000 Class A ordinary shares, $0.0001 par value, and 7,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: Portions of the proxy statement that was filed with the Commission on May 31, 2018 in connection with the 2018 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

Avista Healthcare Public Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018 (the “2017 Annual Report”) solely to include language inadvertently omitted from the previously filed Exhibits 31.1 and 31.2, and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. This Amendment should be read in conjunction with the Company’s 2017 Annual Report and other Company filings made with the SEC.

Except as described above, no other changes have been made to the 2017 Annual Report, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2017 Annual Report. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the 2017 Annual Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

b) Exhibits:

Exhibit Number	EXHIBITS Description
2.1**

Transaction Agreement, dated August 21, 2017, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc., Avista Healthcare NewCo, LLC and Envigo International Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2017).

2.2**

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

2.3**

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

2.4**

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

2.5**

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

2.6**

Mutual Termination Agreement, dated February 14, 2018, by and among Avista HealthcarePublic Acquisition Corp., Avista Healthcare Merger Sub, Inc., Avista Healthcare NewCo, LLC and Envigo International Holdings, Inc. (incorporated by reference to Exhibit 2.6 to the 10-K of Avista Healthcare Public Acquisition Corp., filed with the SEC on March 14, 2018).

3.1**	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed to the Company’s current report on Form 8‑K filed by the Registrant on October 14, 2016).

4.1**	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S‑1 filed by the Registrant on September 2, 2016).
4.2**	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S‑1 filed by the Registrant on September 2, 2016).
4.3**	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S‑1 filed by the Registrant on September 2, 2016).
10.1**

Warrant Agreement, dated as of October 10, 2016, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 filed to the Company’s current report on Form 8‑K filed by the Registrant on October 14, 2016).

10.2**

Letter Agreement, dated October 10, 2016, among the Company, its officers and directors and Avista Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed to the Company’s current report on Form 8‑K filed by the Registrant on October 14, 2016).

10.3**

Investment Management Trust Agreement, dated as of October 10, 2016, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed to the Company’s current report on Form 8‑K filed by the Registrant on October 14, 2016).

10.4**

Registration Rights Agreement, dated as of October 10, 2016, among the Company, Avista Acquisition Corp. and certain other security holders named therein (incorporated by reference to Exhibit 10.3 filed to the Company’s current report on Form 8‑K filed by the Registrant on October 14, 2016).

10.5**

Administrative Services Agreement, dated October 10, 2016, between the Company and Avista Capital Holdings, L.P. (incorporated by reference to Exhibit 10.5 filed to the Company’s current report on Form 8‑K filed by the Registrant on October 14, 2016).

10.6**

Private Placement Warrants Purchase Agreement dated as of October 10, 2016, among the Company, Avista Acquisition Corp. and certain other purchasers named therein (incorporated by reference to Exhibit 10.4 filed to the Company’s current report on Form 8‑K filed by the Registrant on October 14, 2016).

10.7**	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Form S‑1 filed by the Registrant on September 2, 2016).
10.8**	Promissory Note, dated September 1, 2016, issued to Avista Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with the Form S‑1 filed by the Registrant on September 2, 2016).
10.9**

Securities Subscription Agreement, dated December 14, 2015, between the Registrant and Avista Acquisition Corp. (incorporated by reference to Exhibit 10.5 filed with the Form S‑1 filed by the Registrant on September 2, 2016).

10.10**

Parent Sponsor Letter Agreement, dated August 21, 2017, by and among Avista Healthcare Public Acquisition Corp., Avista Acquisition Corp., and certain individuals (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on August 22, 2017).

24.1**	Power of Attorney (incorporated by reference to Exhibit 24.1 to the 10-K of Avista Healthcare Public Acquisition Corp., filed with the SEC on March 14, 2018).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form10-K filed with the SEC on March 14, 2018).

32.2**

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form10-K filed with the SEC on March 14, 2018).

101.INS**	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the 10-Q of Avista Healthcare Public Acquisition Corp., filed with the SEC on March 14, 2018).
101.SCH**	Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the 10-Q of Avista Healthcare Public Acquisition Corp., filed with the SEC on March 14, 2018).
101.CAL**	Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit to the 10-Q of Avista Healthcare Public Acquisition Corp., filed with the SEC on March 14, 2018).
101.DEF**	Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the 10-Q of Avista Healthcare Public Acquisition Corp., filed with the SEC on March 14, 2018).
101.LAB**	Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the 10-Q of Avista Healthcare Public Acquisition Corp., filed with the SEC on March 14, 2018).
101.PRE**	Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.PRE to the 10-Q of Avista Healthcare Public Acquisition Corp., filed with the SEC on March 14, 2018).

*            Filed herewith.

**          Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.

Date: October 15, 2018	By:	/s/ David Burgstahler
David Burgstahler
President and Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2018	By:	/s/ John Cafasso
John Cafasso
Chief Financial Officer