Form 10-Q/A
period 2018-03-31
Avista Healthcare Public Acquisition Corp.
filed 2018-10-15
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-37906

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1329150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 East 55th Street, 18th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Avista Healthcare Public Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on May 10, 2018 (the “Original Report”) solely to include language inadvertently omitted from the previously filed Exhibits 31.1 and 31.2, and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. This Amendment should be read in conjunction with the Company’s Original Report and other Company filings made with the SEC.

Except as described above, no other changes have been made to the Original Report, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Report. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Report.

ITEM 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1**

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Quarterly Report on Form10-Q filed with the SEC on May 10, 2018).

32.2**

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Quarterly Report on Form10-Q filed with the SEC on May 10, 2018).

*     Filed herewith.

**   Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVISTA HEALTHCARE PUBLIC ACQUISITION CORP.
(Registrant)

Dated: October 15, 2018	By:	/s/ David Burgstahler
David Burgstahler
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 15, 2018	By:	/s/ John Cafasso
John Cafasso
Chief Financial Officer