Form 10-Q/A
period 2018-06-30
Avista Healthcare Public Acquisition Corp.
filed 2018-10-15
CIK 1661181

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

EXPLANATORY NOTE

Avista Healthcare Public Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Securities and Exchange Commission (“SEC”) on August 7, 2018 (the “Original Report”) solely to include language inadvertently omitted from the previously filed Exhibits 31.1 and 31.2, and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. This Amendment should be read in conjunction with the Company’s Original Report and other Company filings made with the SEC.

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

32.1**

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Quarterly Report on Form10-Q filed with the SEC on August 7, 2018).

32.2**

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Quarterly Report on Form10-Q filed with the SEC on August 7, 2018).

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