Form 10-Q
period 2018-09-30
Avista Healthcare Public Acquisition Corp.
filed 2018-11-09
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐

At November 9, 2018, there were no Class A ordinary shares, $0.0001 par value per share and 5,812,500  Class B ordinary shares, $0.0001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Avista Healthcare Public Acquisition Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2018	December 31, 2017
	(Unaudited)

ASSETS
Current assets
Cash	$2,705	$125,886
Prepaid expenses	22,306	168,553
Total current assets	25,011	294,439

Cash and cash equivalents held in Trust Account	316,284,206	312,497,921
Total assets	$316,309,217	$312,792,360

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Note payable to Sponsor	$700,000	$100,000
Accrued expenses	7,309,631	3,828,722
Total current liabilities	8,009,631	3,928,722

Deferred underwriting commission	5,128,205	10,850,000

Total liabilities	13,137,836	14,778,722

COMMITMENTS
Class A ordinary shares subject to possible redemption, $0.0001 par value; 29,224,706 and 29,067,145 shares at conversion value at September 30, 2018 and December 31, 2017	298,171,380	293,013,630
Shareholders' equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized: no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Ordinary shares, $0.0001 par value, 220,000,000 shares authorized
Class A ordinary shares 200,000,000 shares authorized; 1,775,294 and 1,932,855 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively, (excluding 29,224,706 and 29,067,145 shares subject to possible redemption at September 30, 2018 and December 31, 2017, respectively)	178	193
Class B ordinary shares, 20,000,000 shares authorized; 5,812,500 and 7,750,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	581	775
Additional paid-in capital	2,169,272	7,326,813
Accumulated income/(deficit)	2,829,970	(2,327,773)
Total shareholders' equity	5,000,001	5,000,008
Total liabilities and shareholders' equity	$316,309,217	$312,792,360

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Avista Healthcare Public Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Operating costs	$2,248,987	$2,853,131	$4,350,337	$3,293,587
Loss from operations	(2,248,987)	(2,853,131)	(4,350,337)	(3,293,587)
Other income:
Gain on extinguishment of deferred underwriting fee payable	5,721,795	—	5,721,795	—
Interest/dividend income	1,463,601	736,128	3,786,285	1,697,781
Net income/(loss)	$4,936,409	$(2,117,003)	$5,157,743	$(1,595,806)
Weighted average number of shares outstanding, basic and diluted	9,850,644	9,281,595	9,776,196	9,260,366
Basic and diluted income/(loss) per share	$0.36	$(0.30)	$0.16	$(0.34)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Avista Healthcare Public Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income/(loss)	$5,157,743	$(1,595,806)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain on extinguishment of deferred underwriting fee payable	(5,721,795)	—
Interest/dividend income received in the Trust Account	(3,786,285)	(1,658,037)
Change in operating assets and liabilities:
Accrued interest/dividends receivable held in Trust Account	—	(39,744)
Prepaid expenses	146,247	153,541
Accrued expenses	3,480,909	2,645,284
Net cash used in operating activities	(723,181)	(494,762)

Cash flows from financing activities:
Proceeds from note payable to Sponsor	600,000	—
Payment of offering costs	—	(427,578)
Net cash provided by/(used) in financing activities	600,000	(427,578)
Net change in cash	(123,181)	(922,340)
Cash at beginning of period	125,886	1,040,068
Cash at end of period	$2,705	$117,728

Supplemental disclosure of non-cash financing activities:
Change in ordinary shares subject to possible redemption	$5,157,750	$(1,595,810)

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

At September 30, 2018, the Company had not commenced any operations. All activity through September 30, 2018 relates to the Company’s formation, its initial public offering of 30,000,000 units (the “Units”) at $10.00 per Unit, each consisting of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Shares”), and one warrant (the “Warrants”) to purchase one-half of one Class A Share (the “Public Offering”) and efforts directed towards locating and completing a suitable initial business combination. The Company also granted the Underwriters (as defined below) of the Public Offering a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments (the “Over-allotment Option”). The Class A Shares sold as part of the Units in the Public Offering are sometimes referred to herein as the “public shares.” The Company will not generate any operating revenues until after completion of a business combination, at the earliest.

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

 Following the Public Offering, after paying underwriting discounts of $6,200,000 and funds designated for operational use of $2,000,000, the remaining net proceeds of $310,000,000 were deposited in a trust account (the “Trust Account”) with Continental Stock Transfer and Trust Company (the “Trustee”) acting as trustee as described below. On October 30, 2018, in connection with the Company’s redemption of all of the Company’s remaining outstanding Class A Shares as described below, the Company instructed the Trustee to liquidate the Trust Account and to disburse the funds established in connection with the Public Offering. See “Subsequent Events” in Note 2 below. The Company intends to finance the Business Combination (as defined below) with net proceeds from a $46,000,000 initial private investment from the PIPE Investors at the close of the Business Combination (see Note 6).

The Trust Account

As of January 1, 2018 the funds in the Trust Account were invested in a qualified Money Market Fund within the meaning of section 2(a)(16) of the Investment Company Act of 1940. On March 8, 2018 the funds in the Trust Account were invested in U.S. government treasury bills, which matured on April 5, 2018. On April 5, 2018 the funds in the Trust Account were reinvested in U.S. government treasury bills, which matured on May 3, 2018. On May 3, 2018, the funds in the Trust Account were reinvested in US government treasury bills, which matured on May 31, 2018. On

May 31, 2018, the funds in the Trust Account were reinvested in US government treasury bills, which matured on June 28, 2018. On June 28, 2018 the funds in the Trust Account were invested in a qualified Money Market Fund within the meaning of section 2(a)(16) of the Investment Company Act of 1940. The balance in the Trust Account as of September 30, 2018 was $316,284,206.  The funds in the Trust Account were invested in U.S. government treasury bills, or other similar investments until the Company failed to consummate a business combination within the prescribed time.

As discussed below, on October 30, 2018, in order to provide for the disbursement of funds from the Company’s Trust Account in connection with the Company’s redemption of the remaining Class A Shares, the Company instructed the Trustee to immediately liquidate the Trust Account. The proceeds of the Trust Account were held in a noninterest-bearing account while awaiting disbursement to the holders of the Class A Shares. The Company instructed Continental Stock Transfer & Trust Company, the Company’s transfer agent (the “Transfer Agent”) to redeem all Class A Shares and provide holders of Class A Shares their pro rata portion of the proceeds of the Trust Account. See “Subsequent Events” in Note 2 below.

Business Combination

On October 30, 2018, the directors and officers of the Company and the Sponsor amended the Letter Agreement, dated October 10, 2016 (the “Letter Agreement”), to eliminate any obligation to cease operations and proceed with the liquidation and dissolution of the Company. The Private Placement Warrants will expire worthless if the Company fails to complete a business combination.

The NASDAQ Stock Market (“NASDAQ”) rules require that the business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any Deferred Commissions (as defined below) and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the business combination.

Termination of Previously Proposed Business Combination

On August 21, 2017, the Company, Avista Healthcare Merger Sub, Inc. a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), Avista Healthcare NewCo, LLC (“NewCo”), Envigo International Holdings, Inc. (“Envigo”), and Jermyn Street Associates, LLC, solely in its capacity as Shareholder Representative, entered into a Transaction Agreement (as amended on November 22, 2017 and as further amended on December 22, 2017, January 21, 2018 and February 9, 2018, (the “Transaction Agreement”), which provided for a proposed business combination between the Company and Envigo.

On February 14, 2018, the Company and Envigo entered into the Mutual Termination Agreement pursuant to Section 7.1(a) of the Transaction Agreement, pursuant to which the Transaction Agreement was terminated effective as of February 14, 2018. The Company intends to continue to pursue the Business Combination described below.

Proposed Business Combination

On August 17, 2018, the Company, Merger Sub and Organogenesis Inc., a Delaware corporation (“Organogenesis”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) to consummate a business combination (the “Business Combination”). On October 5, 2018, pursuant to the Merger Agreement, the Company, Merger Sub and Organogenesis entered into an amendment to the Merger Agreement (“Amendment No. 1”). Amendment No. 1, among other things, replaces the form of parent charter upon Domestication (as defined below) and the Form of Parent Bylaws upon Domestication.

Pursuant to the Merger Agreement, as amended, among other things, (i) the Company will transfer by way of continuation out of the Cayman Islands into the State of Delaware or domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended and the Cayman Islands Companies Law (2018 Revision) (the “Domestication”); and (ii) Merger Sub will merge with and into Organogenesis, the separate corporate existence of Merger Sub will cease and Organogenesis will be the surviving corporation and a direct wholly owned subsidiary of the Company.

As previously disclosed, on October 4, 2018, the Company held an extraordinary general meeting of its shareholders (the “EGM”). At the EGM, the following matters were submitted to holders of the Company’s Ordinary

Shares: (i) a proposal to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to extend the date by which the Company has to consummate a business combination from October 14, 2018 to February 15, 2019 (the “Extension Amendment Proposal”) and (ii) a proposal to amend the Company’s Investment Management Trust Agreement, dated as of October 10, 2016, by and between the Company and the Trustee, to extend the date on which to commence liquidating the trust account established in connection with the Company’s Public Offering in the event the Company has not consummated a business combination prior to October 14, 2018, from October 14, 2018 to February 15, 2019 (the “Trust Amendment Proposal”). The Extension Amendment Proposal did not receive “for” votes from holders of one hundred percent (100%) of the Ordinary Shares represented in person or by proxy and entitled to vote thereon at the EGM (voting together as a single class), and accordingly was not approved. The Trust Amendment Proposal received “for” votes from holders of more than sixty five percent  (65%)  of the issued and outstanding ordinary shares, and accordingly was approved. In connection with this vote, the holders of 30,798,019 of the Company’s Class A Shares indicated that they wished to exercise their right under the Company’s Articles to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $314,258,592, in the event that the proposal was approved. The Company initially reported that the proposal was approved, however it was later determined, and reported, that sufficient affirmative votes were not received to approve the proposal.  As a result of the Company’s error with respect to the application of the prescribed voting standard, these shares were redeemed on October 4, 2018, which was in advance of the date required by the Company’s Articles. See Note 6 below.

As a result of Proposal 1 not being approved, such shares were subject to mandatory redemption within ten business days of October 14, 2018 pursuant to the Company’s Articles. Due to its inability to consummate an initial business combination within the time period required by the Company’s Articles, the Company redeemed the remaining outstanding public shares as of October 31, 2018 on October 31, 2018.  The Class A Shares ceased trading on the NASDAQ Capital Market as of the close of business on October 30, 2018 in order to allow time for the settlement of trades and as a result of a trading suspension by NASDAQ. As of the close of business on October 31, 2018, the Class A Shares were deemed cancelled, and as of such date represent only the right to receive the redemption amount. As discussed above, in order to provide for the disbursement of funds from the Trust Account established in connection with the Company’s initial public offering, the Company instructed the Trustee to immediately liquidate the Trust Account. The proceeds of the trust account were held in a noninterest-bearing account while awaiting disbursement to the holders of the public shares. Holders of the Class A Shares had their shares redeemed for their pro rata portion of the proceeds of the Trust Account by the Transfer Agent, at a per share redemption price of approximately $10.30 per share, for an aggregate redemption amount of approximately $2,081,751. The redemption amount was payable to the holders of the Class A Shares (including the Class A Shares in the Company’s Units) upon presentation of their share or unit certificates or other delivery of their shares or units. Beneficial owners of Class A Shares held in ‘‘street name,’’ however, did not need to take any action in order to receive the redemption amount.

There is no redemption right or liquidating distribution with respect to the Warrants, which remain outstanding.

On October 30, 2018, the directors and officers of the Company and the Sponsor amended the Letter Agreement to eliminate any obligation to cease operations and proceed with the liquidation and dissolution of the Company.

Liquidity

As of September 30, 2018, the Company had a working capital deficit of $7,984,620. In order to preserve liquidity, as of April 30, 2017, the affiliate of the Sponsor (the “Affiliate”) has agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the initial business combination, at which time all such accrued but unpaid fees will be paid to the Affiliate.  In addition certain vendors have agreed to defer the payment of invoices until the earlier of a close of a business combination or a liquidation of the Company. As of September 30, 2018, $7,239,714  of accrued expenses were deferred.

The Company issued to the Sponsor on August 11, 2017, as amended and restated on August  30, 2018 and further amended on November 8, 2018 an unsecured promissory note (the “Promissory Note”)  pursuant to which the Company is permitted to borrow up to $850,000 in aggregate principal amount. As of September 30, 2018, the Company has borrowed $700,000 under such note. This note is non-interest bearing and payable on the earlier of January 31, 2019 or the closing of a proposed business combination.

If the Company is unable to consummate the proposed Business Combination, it may be required to take additional measures to raise additional capital. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K, as filed with the SEC on March 14, 2018. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. Merger Sub and NewCo are both 100% owned by the Company and are included as part of the unaudited consolidated financial statements.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

Description	September 30, 2018	Level 1	Level 2	Level 3
Investments and cash held in Trust Account	$316,284,206	$316,284,206	$—	$—
Total	$316,284,206	$316,284,206	$—	$—

Description	December 31, 2017	Level 1	Level 2	Level 3
Investments and cash held in Trust Account	$312,497,921	$312,497,921	$—	$—
Total	$312,497,921	$312,497,921	$—	$—

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income/(loss) per Ordinary Share is computed by dividing net income/(loss) attributable to Ordinary Shares by the weighted average number of Ordinary  Shares outstanding for the period. Ordinary Shares subject to possible redemption at September 30, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Also excluded, to the extent dilutive, is the incremental number of Class A Shares to settle the Private Placement Warrants and the Warrants included in the Units. At September 30, 2018 and 2017, the Company had outstanding warrants for the purchase of up to 23,700,000 Class A Shares. For the period ended September 30, 2018 and 2017, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per Ordinary Share since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted net income/(loss) per Ordinary Share is equal to basic net income/(loss) per Ordinary Share.

Reconciliation Of Net Income (Loss) Per Share

The Company’s net loss is adjusted for the portion of income that is attributable to Ordinary Shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per Ordinary Share is calculated as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net income/(loss)	$4,936,409	$(2,117,003)	$5,157,743	$(1,595,806)
Less: Income attributable to ordinary shares subject to redemption	(1,379,784)	(693,179)	(3,569,454)	(1,598,724)
Adjusted net income/(loss)	$3,556,625	$(2,810,182)	$1,588,289	$(3,194,530)

Weighted average shares outstanding, basic and diluted	9,850,644	9,281,595	9,776,196	9,260,366

Basic and diluted net income/(loss) per ordinary share	$0.36	$(0.30)	$0.16	$(0.34)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more‑likely‑than‑not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Subsequent Events

Management has performed an evaluation of subsequent events from September 30, 2018 through the date which these condensed consolidated financial statements were issued.

At the EGM, Proposal 1 to authorize an amendment to the Company’s Articles to extend the date by which the Company had to consummate a business combination from October 14, 2018 to February 15, 2019, was not approved.  As a result of application of an incorrect voting standard, the 30,798,019 shares that had been submitted for redemption by Public Shareholders were redeemed for their pro rata share of the Trust Account at that time at a redemption price of approximately $10.20 per share for an aggregate redemption amount of approximately $314,258,592.  Subsequently, on October 30, 2018, after discovery of the error in the prescribed application of the voting standard, the Company instructed the Trustee to liquidate the Trust Account to redeem all remaining outstanding Class A Shares sold in the Public Offering as required by the Company’s Articles. The Class A Shares ceased trading on the NASDAQ Capital Market as of the close of business on October 30, 2018, in order to allow time for the settlement of trades in advance of the redemption of the remaining Class A Shares and as a result of a trading suspension by NASDAQ.  As of the close of business on October 31, 2018, the Company’s remaining 201,981 Class A Shares were deemed cancelled and became the right to receive approximately $10.30 per share, for an aggregate redemption amount of approximately $2,081,751. In order to provide for the disbursement of funds from the Company’s Trust Account, the Company instructed the Trustee to immediately liquidate the Trust Account on October 30, 2018. The proceeds of the Trust Account were held in a noninterest-bearing account while awaiting disbursement to the holders of the Class A Shares. Holders of Class A Shares are having their shares redeemed for their pro rata portion of the proceeds of the Trust Account by the Company’s Transfer Agent.  There is no redemption right or liquidating distribution with respect to the Warrants, which remain outstanding.

On October 9, 2018, the Company borrowed $150,000 from the Sponsor pursuant to the Promissory Note.

On November 2, 2018, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of NASDAQ indicating that the Staff has determined to delist the Company’s Class A Shares from the NASDAQ Capital Market pursuant to its discretionary authority under Listing Rules 5101 and IM-5101-1.2 and has determined to delist the Company’s Warrants and Units from the NASDAQ Capital Market for failing to comply with Listing Rules 5560(a) and 5225(b)(1)(A), respectively, as a result of the Company’s Class A Shares no longer meeting the minimum 300 public holder requirement and the minimum 500,000 publicly held shares requirement, as well as the  minimum $2.5 million stockholders equity requirement for continued listing on the NASDAQ Capital Market, in each case pursuant to Rule 5550. Accordingly, the Staff notified the Company that unless the Company requests an appeal of this determination, such securities will be delisted at the opening of business on November 13, 2018 and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on NASDAQ.

On November 9, 2018, the Company appealed NASDAQ’s decision to a hearings panel pursuant to the procedures set forth in the NASDAQ rules. The suspension of the Company’s securities and the filing of the Form 25-NSE will be stayed pending the hearing panel’s decision. The Company can provide no assurance that, following the hearing, the hearings panel will grant the Company’s request for continued listing or that the Company can maintain compliance with the other NASDAQ Listing Rules. See Part II, Item 1A. “Risk Factors”— We have received a delisting notice from NASDAQ and our securities may be delisted from trading on its exchange, which may limit investors’ ability to make transactions in our securities and reduce the liquidity of our securities and inhibit our ability to relist securities on NASDAQ following the Business Combination, as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Note 4—Commitments

Underwriting Agreement

The Company entered into an agreement with the underwriters (the “Underwriters”) of the Public Offering (“Underwriting Agreement”) that required the Company to pay an underwriting discount of 2.0% of the gross proceeds of the Public Offering and Over-allotment Option to the Underwriters at the Close Date of the Public Offering. The Company will pay the Underwriters a deferred underwriting fee of $5,128,205 pursuant to a deferred fee letter, dated as of August 17, 2018 (“Deferred Commissions”) at the time of the closing of the business combination. The Deferred Commission will be forfeited if the Company is unable to complete a business combination in the prescribed time.

Registration Rights

Holders of the Founder Shares, the Private Placement Warrants, and warrants that may be issued on conversion of working capital loans (and any Class A Shares issuable upon exercise of such warrants and upon conversion of the Founder Shares) will be entitled to registration rights with respect to such securities (in the case of the Founder Shares, only after conversion to Class A Shares) pursuant to an agreement signed on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities for resale. In addition, the holders will have certain “piggy‑back” registration rights with respect to registration statements filed subsequent to the business combination. However, the registration rights agreement will provide that the Company will not permit any registration statement to become effective until termination of applicable lock‑up periods with respect to such securities.

Note 5—Cash Held in Trust Account

Gross proceeds of $310,000,000 and $8,200,000 from the Public Offering and Over-allotment Option, and Private Placement, respectively, less underwriting discounts of $6,200,000 and $2,000,000 designated for offering expenses and to fund the Company’s ongoing administrative and acquisition search costs, were held in the Trust Account at the Close Date. The Trustee commenced liquidation of the Trust Account on October 31, 2018.

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

The Company issued to the Sponsor on August 11, 2017, as amended and restated on August 30, 2018 and further amended on November 8, 2018, an unsecured promissory note pursuant to which the Company is permitted to borrow up to $850,000 in aggregate principal amount. As of September 30, 2018, the Company has borrowed $700,000 under such note. This note is non-interest bearing and payable on the earlier of January 31, 2019 or the closing of the business combination.

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

As of April 30, 2017, the Affiliate has agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the initial business combination, at which time all such accrued but unpaid fees will be paid to the Affiliate.  As of September 30, 2018, $170,000 is accrued and included in accrued expenses.

Private Placement Warrants

The Initial Shareholders purchased 16,000,000 Private Placement Warrants at $0.50 per warrant (for an aggregate purchase price of $8,000,000) from the Company in a Private Placement on the Close Date. A portion of the proceeds from the sale of the Private Placement Warrants were placed into the Trust Account. The Initial Shareholders have also purchased an additional 400,000 Private Placement Warrants at $0.50 per warrant (for an aggregate purchase price of $200,000) simultaneously with the underwriter’s exercise of the Over-Allotment Option. Each Private Placement Warrant is exercisable for one‑half of one Class A Share. Two Private Placement Warrants must be exercised for one whole Class A Share at a price of $11.50 per share. The Private Placement Warrants are identical to the Warrants included in the Units to be sold in the Public Offering except that the Private Placement Warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, as described in the registration statement relating to the Public Offering, so long as they are held by the Initial Shareholders or any of their permitted transferees. Additionally, the Initial Shareholders have agreed not to transfer, assign or sell any of the Private Placement Warrants, including the Class A Shares issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the business combination.  See “Founder Shares” in Note 6 below.

Founder Shares

In connection with the organization of the Company, on December 14, 2015, an aggregate of 8,625,000 Class B Shares (the “Founder Shares”) were sold to the Sponsor at a price of approximately $0.003 per share, for an aggregate price of $25,000.  In October 2016, the Sponsor transferred 50,000 Founder Shares to each of the Company’s independent directors at a price per share of approximately $0.003 per share. In addition, at such time, each of our independent directors purchased an additional 421,250 Founder Shares from our Sponsor at a price per share of approximately $0.003 per share.  The 8,625,000 Founder Shares included an aggregate of up to 1,125,000 shares that were subject to forfeiture if the Over‑allotment Option was not exercised in full by the Underwriters in order to maintain the Initial Shareholders’ ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Public Offering. Following the partial exercise of the Over-allotment Option, 875,000 Founder Shares were forfeited in order to maintain the Initial Shareholder’s ownership at 20% of the issued and outstanding Ordinary Shares. On November 28, 2016, our Sponsor sold 161,180 Founder Shares and 350,114 Private Placement Warrants to one of our independent directors at their original purchase price. On July 5, 2017, our Sponsor sold 186,320 Founder Shares and 404,723 Private Placement Warrants to one of our independent directors at their original per share purchase price. On August 17, 2018 the Sponsor and the other holders of Founder Shares agreed to surrender to the Company for no consideration an aggregate of 1,937,500 Founder Shares in connection with the execution of the Merger Agreement, which Founder Shares were canceled. The Initial Shareholders and other holders of our Founder Shares also agreed to surrender to the Company for no consideration an aggregate of 4,421,507 Class B Shares and 16,400,000 Private Placement Warrants immediately prior to the consummation of the Business Combination subject to the satisfaction or waiver of certain closing conditions. The Founder Shares are identical to the Class A Shares included in the Units sold in the Public Offering, except that the Founder Shares (i) have the voting rights described in Note 7, (ii) are subject to certain transfer restrictions described below, and (iii) are convertible into Class A Shares on a one‑for‑one basis, subject to adjustment pursuant to the anti‑dilution provisions contained therein. The Founder Shares may not be transferred, assigned or sold until the earlier of (i) one year after the completion of the business combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the business combination that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the business combination, the Founder Shares will be released from the lock‑up.

Subscription Agreements

In connection with the signing of the Merger Agreement on August 17, 2018, the Company entered into a  subscription agreement (the “Initial Subscription Agreement”) with Avista Capital Partners Fund IV L.P., a Delaware limited partnership and Avista Capital Partners Fund IV (Offshore), L.P., a limited partnership formed under the laws of Bermuda (collectively, the “PIPE Investors”) for the purchase and sale of 9,022,741 shares of the Company’s common stock and 4,100,000 warrants to purchase one-half of one share of the Company’s common stock, on substantially the same terms as the Private Placement Warrants, which are to be surrendered by Sponsor pursuant to the Parent Sponsor Letter entered into in connection with the Merger Agreement, for an aggregate purchase price of $46,000,000, immediately following the Domestication through a private placement (the “private placement”) offered to a limited number of accredited investors (as defined by Rule 501 of Regulation D) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The PIPE Investors also purchased, concurrently with the execution and delivery of the Merger Agreement, 3,221,050 shares of Organogenesis common stock for an aggregate purchase price of $46,000,000 (such subscription, collectively with the private placement, the “equity financing”). The purpose of the equity financing was to fund the Business Combination and related transactions and for general corporate purposes.

Note 7—Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Ordinary Shares and could have anti‑takeover effects.  At September 30, 2018 and December 31, 2017 there were no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 Class A Shares, with a par value of $0.0001 each, and 20,000,000 Class B Shares, with a par value of $0.0001 each (the “Class B Shares” and, together with the Class A Shares, the “Ordinary Shares”). Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share; provided, that only holders of the Class B Shares have the right to vote on the election of directors prior to the business combination. The Class B Shares will automatically convert into Class A Shares at the time of the business combination, on a one‑for‑one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Shares, or equity‑linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the business combination, the ratio at which the Class B Shares shall convert into Class A Shares will be adjusted (unless the holders of a majority of the outstanding Class B Shares agree to waive such anti‑dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, 20% of the sum of all Ordinary Shares outstanding upon completion of the Public Offering plus all Class A Shares and equity‑linked securities issued or deemed issued in connection with the business combination, excluding any Ordinary Shares or equity‑linked securities issued, or to be issued, to any seller in the business combination. Holders of Founder Shares may also elect to convert their Class B Shares into an equal number of Class A Shares, subject to adjustment as provided above, at any time.  At September 30, 2018 and December 31, 2017 there were 31,000,000 Class A Shares issued and outstanding, of which 29,224,706  and 29,067,145 shares, respectively, were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet date. At September 30, 2018 and December 31, 2017 there were respectively 5,812,500 and 7,750,000 Class B Shares issued and outstanding.

Redeemable Ordinary Shares

The Class A Shares subject to possible redemption will be recorded at redemption value and classified as temporary equity in accordance with FASB Accounting Standards Update (“ASU”) 480, Distinguishing Liabilities from Equity. The Company will proceed with a business combination only if it has net tangible assets of at least $5,000,001 upon consummation of the business combination and, in the case of a shareholder vote, a majority of the outstanding Ordinary Shares voted are voted in favor of the business combination. Accordingly, at September 30, 2018 and December 31, 2017, 29,224,706 and  29,067,145, respectively, of the Company’s 31,000,000 Class A Shares were classified outside of permanent equity at their redemption value.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, the continued existence or operations of the Company, or the ability to consummate the Business Combination, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors”  of our Annual Report on Form 10-K for the year ended December 31, 2017 as updated by the risks identified in Item 1A in Part II of this Form 10-Q. Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict.

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

Overview

We are a blank check company incorporated on December 4, 2015 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target.  We intend to use proceeds from the equity financing to fund the Business Combination and related transactions and for general corporate purposes. At September 30, 2018, we held cash of $2,705, had current liabilities of $8,009,631 and deferred underwriting compensation of $5,128,205. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Termination of Previously Proposed Business Combination

On August 21, 2017, the Company, Merger Sub, NewCo, Envigo and Jermyn Street Associates, LLC, solely in its capacity as Shareholder Representative, entered into the Transaction Agreement, which provided for a proposed business combination between the Company and Envigo.

On February 14, 2018, the Company and Envigo entered into the Mutual Termination Agreement pursuant to Section 7.1(a) of the Transaction Agreement, pursuant to which the Transaction Agreement was terminated effective as of February 14, 2018. The Company intends to continue to pursue the Business Combination described below.

Proposed Business Combination

On August 17, 2018, the Company, Merger Sub and Organogenesis entered into the Merger Agreement to consummate the Business Combination. On October 5, 2018, pursuant to the Merger Agreement, the Company, Merger Sub and Organogenesis entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1, among other things, replaces the form of parent charter upon Domestication and the Form of Parent Bylaws upon Domestication.

Pursuant to the Merger Agreement, as amended, among other things, (i) the Company will transfer by way of continuation out of the Cayman Islands into the State of Delaware or domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended and the Cayman Islands Companies Law (2018 Revision); and (ii) Merger Sub will merge with and into Organogenesis, the separate corporate existence of Merger Sub will cease and Organogenesis will be the surviving corporation and a direct wholly owned subsidiary of the Company.

As previously disclosed, on October 4, 2018, the Company held the EGM. At the EGM, the following matters were submitted to holders of the Company’s Ordinary Shares: (i) a proposal to amend the Company’s Articles to extend the date by which the Company has to consummate a business combination from October 14, 2018 to February 15, 2019 and (ii) a proposal to amend the Company’s Investment Management Trust Agreement, dated as of October 10, 2016, by and between the Company and the Trustee, to extend the date on which to commence liquidating the trust account established in connection with the Company’s Public Offering in the event the Company has not consummated a business combination prior to October 14, 2018, from October 14, 2018 to February 15, 2019. The Extension Amendment Proposal did not receive “for” votes from holders of one hundred percent (100%) of the Ordinary Shares represented in person or by proxy and entitled to vote thereon at the EGM (voting together as a single class), and accordingly was not approved. The Trust Amendment Proposal received “for” votes from holders of more than sixty five percent (65%) of the issued and outstanding ordinary shares, and accordingly was approved. In connection with this vote, the holders of 30,798,019 the Company’s Class A Shares indicated that they wished to exercise their right under the Company’s Articles to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $314,258,592, in the event that the proposal was approved.  The Company initially reported that the proposal was approved, however it was later determined, and reported, that sufficient affirmative votes were not received to approve the proposal.  As a result of the Company’s error with respect to the application of the prescribed voting standard, these shares were redeemed on October 4, 2018, which was in advance of the date required by the Company’s Articles.

As a result of Proposal 1 not being approved, such shares were subject to mandatory redemption within ten business days of October 14, 2018 pursuant to the Company’s Articles. Due to its inability to consummate an initial business combination within the time period required by the Company’s Articles, the Company redeemed the remaining outstanding public shares as of October 31, 2018 on October 31, 2018. The Class A Shares ceased trading on the NASDAQ Capital Market as of the close of business on October 30, 2018 in order to allow time for the settlement of trades and as a result of a trading suspension by NASDAQ. As of the close of business on October 31, 2018, the Class A Shares were deemed cancelled, and as of such date represent only the right to receive the redemption amount. As discussed above, in order to provide for the disbursement of funds from the Trust Account established in connection with the Company’s initial public offering, the Company instructed the Trustee to immediately liquidate the Trust Account. The proceeds of the trust account were held in a noninterest-bearing account while awaiting disbursement to the holders of the public shares. Holders of the Class A Shares had their shares redeemed for their pro rata portion of the proceeds of the Trust Account by the Transfer Agent, at a per share redemption price of approximately $10.30 per share, for an aggregate redemption amount of approximately $2,081,751. The redemption amount was payable to the holders of the

Class A Shares (including the Class A Shares in the Company’s Units) upon presentation of their share or unit certificates or other delivery of their shares or units. Beneficial owners of Class A Shares held in “street name,” however, did not need to take any action in order to receive the redemption amount.

On October 30, 2018, the directors and officers of the Company and the Sponsor amended the Letter Agreement to eliminate any obligation to cease operations and proceed with the liquidation and dissolution of the Company.

Subscription Agreements

In connection with the signing of the Merger Agreement on August 17, 2018, the Company entered the Initial Subscription Agreement with Avista Capital Partners Fund IV L.P., a Delaware limited partnership and the PIPE Investors for the purchase and sale of 9,022,741 shares of the Company’s common stock and 4,100,000 warrants to purchase one-half of one share of the Company’s common stock, on substantially the same terms as the Private Placement Warrants, which are to be surrendered by Sponsor pursuant to the Parent Sponsor Letter entered into in connection with the Merger Agreement, for an aggregate purchase price of $46,000,000, immediately following the Domestication through the private placement offered to a limited number of accredited investors (as defined by Rule 501 of Regulation D) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The PIPE Investors also purchased, concurrently with the execution and delivery of the Merger Agreement, 3,221,050 shares of Organogenesis common stock for an aggregate purchase price of $46,000,000. The purpose of the equity financing was to fund the Business Combination and related transactions and for general corporate purposes.

Redemption

At the EGM, Proposal 1 to authorize an amendment to the Company’s Articles to extend the date by which the Company had to consummate a business combination from October 14, 2018 to February 15, 2019, was not approved.  As a result of application of an incorrect voting standard, the 30,798,019 shares that had been submitted for redemption by Public Shareholders were redeemed for their pro rata share of the Trust Account at that time at a redemption price of approximately $10.20 per share for an aggregate redemption amount of approximately $314,258,592.  Subsequently, on October 30, 2018, after discovery of the error in the prescribed application of the voting standard, the Company instructed the Trustee to liquidate the Trust Account to redeem all remaining outstanding Class A Shares sold in the Public Offering. The Class A Shares ceased trading on the NASDAQ Capital Market as of the close of business on October 30, 2018, in order to allow time for the settlement of trades in advance of the redemption of the remaining Class A Shares and as a result of a trading suspension by NASDAQ.  As of the close of business on October 31, 2018, the Company’s remaining 201,981 Class A Shares were deemed cancelled and became the right to receive approximately $10.30 per share, for an aggregate redemption amount of approximately $2,081,751. In order to provide for the disbursement of funds from the Company’s Trust Account, the Company instructed the Trustee to immediately liquidate the Trust Account on October 30, 2018. The proceeds of the Trust Account were held in a noninterest-bearing account while awaiting disbursement to the holders of the Class A Shares. Holders of Class A Shares are having their shares redeemed for their pro rata portion of the proceeds of the Trust Account by the Company’s Transfer Agent.  There is no redemption right or liquidating distribution with respect to the Warrants, which remain outstanding.

NASDAQ Notices

On August 29, 2018, we received a letter from the staff of the Listing Qualifications Department of NASDAQ notifying us that the Company is not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least of 300 public holders for continued listing on the NASDAQ Capital Market. On October 1, 2018 we submitted a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. On October 9, 2018, we were notified by NASDAQ that we have been granted an extension until January 31, 2019 to regain compliance with the Minimum Public Holders Rule.

On November 2, 2018, the Company received the Notice from the Listing Qualifications Department of NASDAQ indicating that the Staff has determined to delist the Company’s Class A Shares from the NASDAQ Capital Market pursuant to its discretionary authority under Listing Rules 5101 and IM-5101-1.2 and has determined to delist the Company’s Warrants and Units from the NASDAQ Capital Market for failing to comply with Listing Rules 5560(a) and 5225(b)(1)(A), respectively, as a result of the Company’s Class A Shares no longer meeting the minimum 300 public holder requirement and the minimum 500,000 publicly held shares requirement, as well as the  minimum $2.5 million stockholders equity requirement for continued listing on the NASDAQ Capital Market, in each case pursuant to Rule 5550. Accordingly, the Staff notified the Company that unless the Company requests an appeal of this determination, such securities will be delisted at the opening of business on November 13, 2018 and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on NASDAQ.

On November 9, 2018, the Company appealed NASDAQ’s decision to a hearings panel pursuant to the procedures set forth in the NASDAQ rules. The suspension of the Company’s securities and the filing of the Form 25-NSE will be stayed pending the hearing panel’s decision. The Company can provide no assurance that, following the hearing, the hearings panel will grant the Company’s request for continued listing or that the Company can maintain compliance with the other NASDAQ Listing Rules. See Part II, Item 1A. “Risk Factors”— We have received a delisting notice from NASDAQ and our securities may be delisted from trading on its exchange, which may limit investors’ ability to make transactions in our securities and reduce the liquidity of our securities and inhibit out ability to relist securities on NASDAQ following the Business Combination, as the other factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

For the three months ended September 30, 2018 we had net income of $4,936,409, which consisted of interest/dividend income from the Trust Account of $1,463,601, a gain on the extinguishment of deferred underwriting fees of $5,721,795 and operating costs of $2,248,987. For the three months ended September 30, 2017 we had a net loss of $2,117,003, which consisted of interest/dividend income from the Trust Account of $736,128 and operating costs of $2,853,131.  For the nine months ended September 30, 2018 we had net income of $5,157,743, which consisted of interest/dividend income from the Trust Account of $3,786,285, a gain on the extinguishment of deferred underwriting fees of $5,721,795 and operating cost of $4,350,337. For the nine months ended September 30, 2017 we had a net loss of $1,595,806, which consisted of interest income from the trust account of $1,697,781 and operating cost of $3,293,587.  Our business activities for the nine months ended September 30, 2018 consisted solely of identifying and evaluating prospective acquisition targets for a business combination. We will not generate any operating revenues until after completion of our business combination at the earliest. Starting in January 2017, we began generating non-operating income in the form of interest income on the funds held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our acquisition plans.

Liquidity and Capital Resources

As of September 30, 2018 we had cash of $2,705 and a working capital deficit of $7,984,620.

At September 30, 2018, $316,284,206 was held in the Trust Account and consisted of cash and Money Market Funds.

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

On October 14, 2016, the Company consummated its Public Offering of 30,000,000 Units, each unit consisting of one Class A Share and one Warrant to purchase one-half of one Class A share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $300,000,000. The Company granted the Underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments, if any. On November 28, 2016, the Underwriters partially exercised the Over-allotment Option, and we sold an additional 1,000,000 Units at a price of $10.00 per Unit, generating an additional $10,000,000 of gross proceeds.

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

A total of $310,000,000 of the net proceeds from the Public Offering and the sale of the Private Placement Warrants was deposited in the Trust Account established for the benefit of the Company’s Public Shareholders. Remaining proceeds of approximately $2,000,000 were used to repay the sponsor note and accrued offering and formation costs, and the remainder was deposited in the Company’s operating account and is available for working capital purposes. After the EGM and in connection with the redemption of 30,798,019 Class A Shares and the subsequent redemption of 201,981 Class A Shares, the Trustee commenced Liquidation of the Trust Account.

Our annual income tax obligations will depend on the amount of interest and other income that were earned on the amounts that were held in the Trust Account.

We will continue to use the funds held outside the Trust Account primarily to structure, negotiate and complete the Business Combination, and to pay taxes. Such expenses may be significant, and we expect that a portion of these expenses will be paid upon completion of a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended business combination, the Company issued to the Sponsor on August 11, 2017, as amended and restated on August  30, 2018 and further amended on November 8, 2018, an unsecured promissory note pursuant to which the Company is permitted to borrow up to $850,000 in aggregate principal amount. As of September 30, 2018, the Company has borrowed $700,000 under such note. On October 9, 2018, the Company borrowed the remaining $150,000 from the Sponsor pursuant to the Promissory Note. This note is non-interest bearing and payable on the earlier of January 31, 2019 or the closing of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Initial Shareholders. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an Affiliate as we do not believe third parties will be willing to loan such funds.

In order to preserve liquidity, as of April 30, 2017, the Affiliate has agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the initial business combination, at which time all such accrued but unpaid fees will be paid to the Affiliate.  In addition certain vendors have agreed to defer the payment of invoices until the earlier of a close of a business combination or a liquidation of the Company. As of September 30, 2018, $7,239,714  of accrued expenses were deferred. If the Company is unable to consummate the proposed Business Combination, it may be required to take additional measures to raise additional capital. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

On October 30, 2018, the directors and officers of the Company and the Sponsor amended the Letter Agreement to eliminate any obligation to cease operations and proceed with the liquidation and dissolution of the Company. There will be no redemption rights or liquidating distributions with respect to the Founder Shares or the Private Placement Warrants, which will expire worthless if the Company fails to complete a business combination.

Off-Balance Sheet Financing Arrangements

As of September 30, 2018, we did not have any obligations, assets or liabilities which would be considered off-balance sheet arrangements.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.  We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.  On October 10, 2016, we entered into an administrative services agreement pursuant to which have agreed to pay an Affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services.  Upon completion of a business combination or our liquidation, we will cease paying these monthly fees. In order to preserve liquidity, as of April 30, 2017, the Affiliate has agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the initial business combination, at which time all such accrued but unpaid fees will be paid to the Affiliate.

Pursuant to the Underwriting Agreement, the Underwriters are entitled to underwriting commissions of 5.5%, of which 2.0% ($6,200,000) was paid at the closing of the Public Offering and Over-allotment Option, and 3.5% ($10,850,000) was deferred.  Pursuant to a deferred fee letter, dated as of August 17, 2018, the Underwriters agreed that, in the event the deferred discount becomes payable upon the completion of a business combination, such amount will be reduced to $5,128,205. The deferred underwriting commissions held in the Trust Account will be forfeited in the event we do not complete a business combination, subject to the terms of the Underwriting Agreement. The Underwriters are not entitled to any interest accrued on the deferred underwriting commissions.

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

Redeemable Ordinary Shares

The Class A Shares subject to possible redemption will be recorded at redemption value and classified as temporary equity in accordance with FASB ASU 480, Distinguishing Liabilities from Equity. The Company will proceed with a business combination only if it has net tangible assets of at least $5,000,001 upon consummation of the business combination and, in the case of a shareholder vote, a majority of the outstanding Ordinary Shares voted are voted in favor of the business combination. Accordingly, at September 30, 2018 and December 31, 2017, 29,224,706 and 29,067,145, respectively, of the Company’s 31,000,000 Class A Shares were classified outside of permanent equity at their redemption value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2018 related to our formation and the preparation for the Public Offering and identifying, evaluating and underwriting for a business combination.  On June 28, 2018, the net proceeds of the Public Offering and the sale of the Private Placement Warrants held in the Trust Account were invested in a qualified Money Market Fund within the meaning of section 2(a)(16) of the Investment Company Act of 1940. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

At September 30, 2018, $316,284,206 was held in the Trust Account for the purposes of consummating a business combination. The Company instructed the Trustee to liquidate the Trust Account.

If we complete the Business Combination, the Company will pay the deferred underwriting compensation of $5,128,205 and accrued expenses related to the Business Combination.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Except as set forth below, there have not been any material changes to our risk factors as set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 14, 2018.  However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have received a delisting notice from NASDAQ and our securities may be delisted from trading on its exchange, which may limit investors’ ability to make transactions in our securities and reduce the liquidity of our securities and inhibit out ability to relist securities on NASDAQ following the Business Combination.

The Class A Shares and Warrants are currently listed on NASDAQ. As of the close of business on October 30, 2018, trading has been halted on the Class A Shares, Units and Warrants as a result of the redemption on October 31, 2018 of all of our Class A Shares. On November 2, 2018, as a result of the redemption of the public shares, we received a written notice from NASDAQ indicating that the Class A Shares, Warrants and Units would be delisted. We appealed NASDAQ’s decision to a hearings panel prior to the deadline to appeal on November 9, 2018 pursuant to the procedures set forth in the NASDAQ rules. We can provide no assurance that, following the hearing, the hearings panel will grant the request for continued listing or that we can maintain compliance with the other NASDAQ listing standards.

If our securities are delisted from trading on the NASDAQ Capital Market, we could face adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Ordinary Shares are a “penny stock” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A Shares, Warrants and Units are currently listed on the NASDAQ Capital Market, our Class A Shares, Warrants and Units are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NASDAQ Capital Market, our securities would not be covered securities and we would be subject to regulation in each state in which we offers our securities.

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

On August 17, 2018, in connection with the signing of the Merger Agreement, the PIPE Investors entered into a purchase agreement for 9,022,741 shares of the Company’s common stock and 4,100,000 warrants to purchase one-half of one share of the Company’s common stock on substantially the same terms as the Private Placement Warrants for an aggregate purchase price of $46,000,000 immediately following the Domestication.

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

Through September 30, 2018, we incurred $833,589 for costs and expenses related to the Public Offering. Additionally, at the closing of the Public Offering and Over-allotment Option, we paid a total of $6,200,000 in underwriting discounts and commissions. In addition, the Underwriters agreed to defer the payment of $10,850,000 in underwriting discounts and commissions, and further agreed to reduce such amount to $5,218,205, which latter amount will be payable upon consummation of a business combination, if consummated. Prior to the closing of the Public Offering, our Sponsor loaned us $300,000 to be used for a portion of the expenses of the Public Offering. These loans were repaid upon completion of the Public Offering out of the $833,589 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. Other than such loans, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus, dated October 10, 2016, filed with the SEC.

After deducting the underwriting discounts and commissions (excluding the amended deferred portion of $5,128,205 in underwriting commissions, which amount will be payable upon consummation of the business combination, if consummated) and the estimated offering expenses, the total net proceeds from the Public Offering and the sale of the Private Placement Warrants were $311,166,411, of which $310,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1

Merger Agreement, dated August 17, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc. and Organogenesis, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2018).

2.2

Amendment No. 1 to Merger Agreement, dated October 5, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc. and Organogenesis, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2018).

2.3

Amended Letter Agreement, dated October 30, 2018, by and among Avista Healthcare Public Acquisition Corp., its officers and directors and Avista Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2016).
3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2018).
10.1

Parent Sponsor Letter Agreement, dated August 17, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Acquisition Corp., and certain individuals (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2018).

10.2

Subscription Agreement, dated August 17, 2018, by and between Avista Healthcare Public Acquisition Corp., Avista Capital Partners IV, L.P. and Avista Capital Partners IV (Offshore), L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 17, 2018).

10.3

Exchange Agreement, dated August 17, 2018, by and among Avista Healthcare Public Acquisition Corp. and certain lenders listed on Schedule A therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 17, 2018).

10.4

Amendment No. 1, dated as of October 4, 2018, to the Investment Management Trust Agreement, dated as of October 10, 2016, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2018).

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

Avista Healthcare Public Acquisition Corp.

Date: November 9, 2018	By:	/s/ David Burgstahler
David Burgstahler
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ John Cafasso
John Cafasso
Chief Financial Officer (Principal Financial and Accounting Officer)