Form 10-K/A
period 2018-12-31
Organogenesis Holdings Inc.
filed 2019-04-30
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

The number of shares of the registrant’s common stock outstanding as of April 19, 2019 was 91,316,039.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 originally filed on March 18, 2019 (the “Original Filing”) by Organogenesis Holdings Inc. (“ORGO”, the “Company”, “we”, or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing, and accordingly, should be read in conjunction with the Original Filing. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and our principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

ORGANOGENESIS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2018

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors as of April 26, 2019.

Name	Age	Position(s)
Gary S. Gillheeney, Sr.	64	Director, President and Chief Executive Officer
Timothy M. Cunningham	57	Chief Financial Officer
Patrick Bilbo	57	Chief Operating Officer
Lori Freedman	52	Vice President and General Counsel
Brian Grow	43	Chief Commercial Officer
Antonio S. Montecalvo	53	Vice President, Health Policy and Contracting
Howard Walthall	47	Executive Vice President, Strategy and Market Development
Alan A. Ades	80	Director
Maurice Ades	51	Director
Albert Erani	78	Director
Arthur S. Leibowitz(1)	65	Director, Co-chair of Audit Committee
Wayne Mackie(1)	70	Director, Co-chair of Audit Committee
Glenn H. Nussdorf	64	Director
Joshua Tamaroff(1)	33	Director

(1)	Member of the Audit Committee.

Executive Officers

Gary S. Gillheeney, Sr. has served as our President and Chief Executive Officer since 2014 and as a member of our board of directors since 2018. Previously, he served as our Executive Vice President, Chief Operating Officer and Chief Financial Officer from 2003 to 2014 and as our Chief Financial Officer from 2002 to 2003. Prior to joining Organogenesis, Mr. Gillheeney held executive positions at Innovative Clinical Solutions, Ltd., a provider of decision support and clinical knowledge solutions to healthcare staff, from 1999 to 2002, as its Chief Operating Officer, Chief Financial Officer, as well as Treasurer and Secretary. Prior to joining Innovative Clinical Solutions, Mr. Gillheeney held positions as Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary at Providence Energy Corporation. Mr. Gillheeney has a B.S. in Accounting from American International College and an M.B.A. from Bryant College. We believe that Mr. Gillheeney is qualified to serve on our board of directors due to his service as our President and Chief Executive Officer and his extensive knowledge of our company and industry.

Timothy M. Cunningham has served as our Chief Financial Officer since 2016. Prior to joining Organogenesis, Mr. Cunningham was Chief Financial Officer of Vestigo Ventures, a venture capital firm. Previously, from 2014 to 2015, Mr. Cunningham served as Senior Vice President and Chief Financial Officer of DialogTech. From 2011 to 2014, he was Worldwide Vice President, Finance and Operations, of GFI Software SA. Prior to joining GFI, he was Executive Vice President and Chief Financial Officer of Metatomix from 2001 to 2010 and Senior Vice President and Chief Financial Officer of Mediabridge Technologies from 1997 to 2000. Earlier in his career, Mr. Cunningham was in public accounting with KPMG followed by Pricewaterhousecoopers. Mr. Cunningham earned a B.S. in Accounting from Boston College and an M.B.A. from Boston University. Mr. Cunningham is a certified public accountant.

Patrick Bilbo has served as our Chief Operating Officer since 2017. Previously, he served as our Senior Vice President, Regulatory, Government Affairs and Administration and other executive positions from 1999 to 2017. Prior to joining Organogenesis, he was Director, Regulatory and Clinical Affairs, for Cytyc Corporation from 1994 to 1998. Mr. Bilbo earned an M.B.A. from the Boston University Questrom School of Business, an M.A. in Biology and an M.A. in Technology Strategy and Policy from the Boston University Graduate School of Arts & Sciences, and a B.S. degree in Biology from Syracuse University.

Lori Freedman has served as our Vice President and General Counsel since 2018 and as our General Counsel since 2017. Previously, she served as Vice President, Corporate Affairs & General Counsel of pSivida Corp. (n/k/a EyePoint Pharmaceuticals), a specialty biopharmaceutical company, from 2001 to 2016 and as Vice President, General Counsel for Allaire Corporation, a computer software company, from 1998 to 2001. Mrs. Freedman holds a J.D. from the Boston University School of Law and a B.A. in economics and psychology from Brandeis University.

Brian Grow has served as our Chief Commercial Officer since 2017. Since 2004, he has served in a number of roles at Organogenesis with increasing responsibility, including as our Director of Sales, Commercial Operations, from 2013 to 2016, Associate Director, Marketing, from 2012 to 2013, Project Manager—Apligraf from 2011 to 2013, Regional Sales Manager from 2006 to 2011 and Tissue Regeneration Specialist from 2004 to 2006. Prior to joining Organogenesis, he was a pharmaceutical sales representative for Bristol-Myers Squibb from 2003 to 2004 and a tissue engineering specialist for Innovex/Novartis from 2000 to 2003. Mr. Grow earned a B.A. in Psychology from William Jewell College.

Antonio S. Montecalvo has served as our Vice President, Health Policy and Contracting since 2017. Since 2003, he has served in various roles at Organogenesis, including as Director of Customer Support Services from 2003 to 2006. Prior to joining Organogenesis, Mr. Montecalvo served as Director of Accounting for Innovative Clinical Solutions, LTD from 2000 to 2003, as Senior Contracts Specialist for UnitedHealth Group from 1996 to 2000 and as a Senior Accountant for Piccerelli, Gilstein & Company, LLP from 1994 to 1996. Mr. Montecalvo holds a B.S. in Accounting from the University of Rhode Island.

Howard Walthall has served as our Executive Vice President, Strategy and Market Development since 2017. Previously, he served as President and CEO of NuTech Medical from 2013 to 2017, as President and CEO of NuTech Spine from 2011 to 2017 and as Vice President and General Counsel of NuTech Medical from 2011 to 2012. Prior to joining NuTech, he was a partner at Burr & Forman LLP from 2006 to 2011 and served as an Adjunct Professor at the University of Alabama School of Law from 2005 to 2011. Mr. Walthall has a B.S.E. in Biomedical and Mechanical Engineering from Duke University and a J.D. from the Cumberland School of Law at Samford University.

Directors

Below we have identified our directors (other than Mr. Gillheeney, our President and Chief Executive Officer, who is an executive officer identified above) and provided a description of their business experience.

Alan A. Ades has served as a member of our board of directors since 2003. Mr. Ades is a Co-founder and Principal Owner of A & E Stores, Inc., and has served as its President and Chief Executive Officer since 1966. Mr. Ades founded Rugby Realty Co., Inc. in 1980 and has served as its Principal since 1980. Mr. Ades has served as a director of A & E Stores, Inc. since 1967. Mr. Ades has a B.A. in Business Administration from the University of Michigan and an L.L.B. from New York University Law School. We believe Mr. Ades is qualified to serve on our board of directors due to his investment and financial experience as well as his expertise in business management. Mr. Ades is the father of Maurice Ades and the first cousin of Albert Erani.

Maurice Ades has been a member of our board of directors since 2018. Mr. Ades has been a Principal and Managing Partner of Rugby Realty since 2013. Mr. Ades has over fifteen years of experience in commercial real estate. He is directly responsible for the purchase and management of over five million square feet of commercial properties. Mr. Ades has lead in the management, leasing, sale and refinance of over three million square feet of office, residential and retail buildings in Pittsburgh, PA, Fairfield, CT, New York, NY and Secaucus, NJ. Mr. Ades received a Bachelor of Business Administration with Distinction from the University of Michigan and a Juris Doctorate from the Benjamin Cardozo School of Law. We believe Mr. Ades is qualified to serve on our board of directors due to his real estate management and financial experience as well as his expertise in business management. Mr. Ades is the son of Alan Ades.

Albert Erani has served as a member of our board of directors since 2003. Mr. Erani co-founded A & E Stores, Inc. and has served as its Vice President, Principal and Secretary since 1971. Mr. Erani is Principal of Rugby Realty Co., Inc., an entity that owns real estate partnerships. We believe Mr. Erani is qualified to serve on our board of directors due to his investment and financial experience as well as his expertise in business management. Mr. Erani is the first cousin of Alan Ades.

Glenn H. Nussdorf has served as a member of our board of directors since 2003. Mr. Nussdorf has served as Chief Executive Officer of Quality King Distributors, Inc., a distributor of health and beauty care products and prescription drugs, and its subsidiary QK Healthcare, Inc., since 1999. Previously, Mr. Nussdorf served as Chief Operating Officer of Quality King from 1997 to 1998 and as a Senior Vice President from 1994 to 1996. Mr. Nussdorf is also a major shareholder of Perfumania Holdings, Inc., a vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances. Since 2017, Mr. Nussdorf has also served as a member of the board of directors of Perfumania Holdings, Inc. We believe Mr. Nussdorf is qualified to serve on our board of directors due to his investment and financial experience as well as his expertise in business management.

Arthur S. Leibowitz has been a member of our board of directors since 2018. Mr. Leibowitz is a clinical professor at the Robert B. Willumstad School of Business at Adelphi University, where he teaches courses in accounting and auditing to both graduate and undergraduate students. Mr. Leibowitz began as an adjunct professor at Adelphi University in 2008, became a full-time lecturer in 2010 and was promoted to clinical professor in 2013. Mr. Leibowitz previously served as a member of the board of directors and the audit committee of Arotech Corporation from 2009 to 2014. Before joining Adelphi University, Mr. Leibowitz was an audit and business assurance partner at PricewaterhouseCoopers. During his twenty-seven years at PwC, Mr. Leibowitz served in a national leadership role for PwC’s retail industry group and was the portfolio audit partner for one of PwC’s leading private equity firm clients. Mr. Leibowitz is a certified public accountant in New York State and received a B.S. in accounting from Brooklyn College and a Masters of Accountancy from Stetson University. We believe that Mr. Leibowitz is qualified to serve on our board of directors due to his experience working with public and private companies on corporate finance and accounting matters.

Wayne Mackie has been a member of our board of directors since 2018. Mr. Mackie served as a member of the board of directors, the nominating and corporate governance committee and as chairman of the audit committee of Exa Corporation from 2008 until November 2017. Until July 2015, Mr. Mackie served as the Vice President of CRA International, Inc., a publicly traded worldwide economic, financial, and management consulting services firm. Prior to assuming that position, Mr. Mackie served as Executive Vice President, Treasurer and Chief Financial Officer of CRA International, Inc., from 2005 to November 2014. Mr. Mackie was a member of the Board of Directors and Audit Committee of Novell, Inc. from 2003 until 2005. From 1972 through December 2002, Mr. Mackie was an employee of and, effective in 1983, a partner with Arthur Andersen LLP, where he specialized in software and high technology industry clients. Mr. Mackie is currently a Trustee and former member of the Board of Directors, Compensation Committee and Chairman of the Audit Committee for the Massachusetts Eye and Ear Infirmary. Mr. Mackie received a Master’s degree from the Wharton School of the University of Pennsylvania and a Bachelor’s degree from Babson College, and is a certified public accountant. We believe that Mr. Mackie is qualified to serve on our board of directors due to his experience working with public and private companies on corporate finance and accounting matters.

Joshua Tamaroff has been a member of our board of directors since 2018. Mr. Tamaroff joined Avista in 2009 and serves as a Principal. Prior to joining Avista, Mr. Tamaroff worked as an Analyst in the leveraged finance group at Lehman Brothers and Barclays Capital. Mr. Tamaroff currently serves as a director of ACP Nimble Holdings, Inc., OptiNose, Inc. (NASDAQ: OPTN), United BioSource Corporation and WideOpenWest, Inc. (NYSE: WOW), and previously served as a director of InvestorPlace Media and IWCO Direct. Mr. Tamaroff received a Bachelor of Science from Cornell University and a Master of Business Administration from the Wharton School at the University of Pennsylvania, where he was a Palmer Scholar. Mr. Tamaroff was selected to serve on our Board of Directors because of his private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings.

CORPORATE GOVERNANCE

Code of Ethics and Conduct; Corporate Governance Guidelines

We have adopted a written code of ethics and conduct that applies to our directors, executive officers and employees, as well as corporate governance guidelines. Copies of the code of ethics and conduct and our corporate governance guidelines are posted on the Investor Relations (Investors > Corporate Governance > Documents & Charters) section of our website, which is located at www.organogenesis.com. If we make any substantive amendments to the code of ethics and conduct or grant any waivers from the code of ethics and conduct for any executive officer or director, we will disclose the nature of such amendment or waiver on our website or on a Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission. These directors, executive officers and ten-percent stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during fiscal year 2018 our directors, executive officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

Controlled Company Exemption

The Company is a “controlled company” under the Nasdaq Stock Market (“Nasdaq”) listing rules because Alan A. Ades, Albert Erani and Glenn H. Nussdorf, members of our board of directors, together with Dennis Erani, Starr Wisdom and certain of their respective affiliates control over 50% of the voting power for the election of the Company’s directors. As a controlled company, the Company is not required to have and does not have (i) a majority of independent directors on its board of directors, (ii) a nominating/corporate governance committee composed entirely of independent directors or (iii) a compensation committee composed entirely of independent directors.

Audit Committee

The Company has a standing audit committee consisting of Mr. Leibowitz and Mr. Mackie, its co-chairpersons, and Mr. Tamaroff. The audit committee is responsible for, among other matters: (i) reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in the Company’s Form 10-K; (ii) discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements; (iii) discussing with management major risk assessment and risk management policies; (iv) monitoring the independence of the independent auditor; (v) verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law; (vi) reviewing and approving related-party transactions (as required pursuant to the Company’s related party transactions policy); (vii) inquiring and discussing with management the Company’s compliance with applicable laws and regulations; (viii) pre-approving all audit services and permitted non-audit services to be performed by the Company’s independent auditor, including the fees and terms of the services to be performed; (ix) appointing or replacing the independent auditor; (x) determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and (xi) establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding the Company’s financial statements or accounting policies.

Our board of directors has determined that each member of the audit committee: (i) satisfies the Nasdaq independence standards and the independence standards of Rule 10A-3(b)(1) of the Exchange Act and (ii) meets the requirements for financial literacy under applicable rules and regulations of the SEC and Nasdaq. The board of directors has also determined that Mr. Leibowitz and Mr. Mackie each qualify as an “audit committee financial expert,” as defined by applicable rules of Nasdaq and the SEC.

Director Nominations

Each year, the board of directors proposes a slate of director nominees to stockholders for election at the annual meeting of stockholders. Stockholders may also recommend candidates for election to the board of directors, as described below. The board of directors screens potential director candidates and considers criteria including experience, qualifications, attributes, skills and other characteristics in the context of the current make-up of the board of directors and the needs of the board of directors given the circumstances of the Company.

The board of directors values the input of stockholders in identifying director candidates. Accordingly, the board of directors considers recommendations for director candidates submitted by stockholders using substantially the same criteria it applies to recommendations from directors and members of management. Any such nominations should be submitted to the board of directors by mail in care of the Company’s Corporate Secretary, at 85 Dan Road, Canton, Massachusetts 02021 and be accompanied by the information required by the Bylaws. The written recommendation should be submitted within the time frame described in the Bylaws.

ITEM 11. EXECUTIVE COMPENSATION

Executive Summary

The compensation of our executive officers is determined by our board of directors. Our formal annual compensation review process generally takes place during the first half of each fiscal year, after the results of the previous fiscal year are known. Annual discretionary cash bonuses for the completed fiscal year, if any, and long-term equity-based incentive compensation awards, if any, are awarded by the board of directors on a discretionary basis, generally during the first half of each fiscal year, after a review of the previous fiscal year’s results.

As previously disclosed, we are a controlled company within the meaning of the rules of Nasdaq and are not required to have a compensation committee. However, members of our board of directors have substantial managerial experience and wide contacts in the biotechnology, medical technology and biopharmaceutical industries and in the broader healthcare industry, upon which they rely in making their determinations. The board of directors also takes into account publicly available information concerning the compensation practices of other, similarly situated companies in the biotechnology, medical technology and biopharmaceutical industries. This information is used by the board of directors informally and primarily for purposes of comparison to ascertain whether our compensation practices for our executive officers are broadly competitive. Our Chief Executive Officer makes recommendations with regard to the compensation of our executive officers, which are reviewed by the board of directors. Executive officers (including Mr. Gillheeney) do not participate in the board’s determination of their own annual compensation.

The board of directors does not have a formal benchmarking policy or a practice of establishing the amount of any element of our executive officers’ compensation by reference to a fixed range of percentages or percentiles of the compensation of any peer or comparison group. As a result, the determinations made by the members of our board of directors are guided to a significant degree by their collective judgment and experience. During fiscal year 2018, the board of directors did not retain a compensation consultant to assist the board of directors in assessing the form and amount of compensation paid to our executives.

Our board of directors has reviewed our compensation programs and believes that our compensation programs have not encouraged or rewarded excessive or inappropriate risk taking.

Summary Compensation Table for Fiscal Year 2018

The following table sets forth information regarding compensation earned by our President and Chief Executive Officer and our two next most highly paid executive officers who served during fiscal year 2018 as well as the compensation earned by Mr. Burgstahler, who served as the Chief Executive Officer of Avista Healthcare Public Acquisition Corp. (“AHPAC”) from October 2016 until his resignation upon the closing of the business combination on December 10, 2018. We refer to these individuals as our named executive officers, or NEOs.

Name	Year	Salary ($)	Option Awards ($)(1)	Bonus ($)(2)	All Other Compensation($)(3)	Total ($)
Gary S. Gillheeney, Sr.	2018	798,473	—	254,919	2,104,921	3,158,313
President and Chief Executive Officer	2017	779,778	—	579,361	69,753	1,428,892
Lori Freedman(4)	2018	346,484	98,293	131,285	18,484	594,546
Vice President and General Counsel
Howard Walthall	2018	409,260	—	132,000	30,274	571,534
Executive Vice President, Strategy and Market Development	2017	309,230	453,670	90,000	36,941	889,841
David Burgstahler(5)	2018	—	—	—	—	—
President and Chief Executive Officer	2017	—	—	—	—	—

(1)

Represents the grant date fair value of option awards granted in fiscal year 2017 and 2018 in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“ASC 718”). See Note 19 of the notes to our financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts.

(2)	The amounts reported in this column for fiscal 2017 and 2018 represent the discretionary bonuses earned by our NEOs.

(3)	“All Other Compensation” for fiscal 2018 includes:

(i) for Mr. Gillheeney, (a) $29,635 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $23,216, (c) $6,336 representing the cost of group term life insurance, (d) $1,835 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $1,986, (f) $8,250 representing employer matching contributions under our 401(k) plan, (g) forgiveness of loans in the amount of $1,129,976, inclusive of principal and accrued but unpaid interest immediately prior to the closing of the business combination on December 10, 2018 and (h) a tax gross-up on the amount specified in (g) above of $903,687;

(ii) for Ms. Freedman, (a) $4,614 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $4,568, (c) $1,734 representing the cost of group term life insurance, (d) $1,243 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $331 and (f) $5,995 representing employer matching contributions under our 401(k) plan; and

(iii) for Mr. Walthall, (a) $15,716 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $7,872, (c) $1,298 representing the cost of group term life insurance, (d) $1,412 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $173 and (f) $3,803 representing employer matching contributions under our 401(k) plan.

“All Other Compensation” for fiscal 2017 includes:

(i) for Mr. Gillheeney, (a) $31,833 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $25,003, (c) $4,265 representing the cost of group term life insurance, (d) $1,835 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $1,986 and (f) $4,831 representing employer matching contributions under our 401(k) plan; and

(ii) for Mr. Walthall, (a) $14,582 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $9,228, (c) $1,038 representing the cost of group term life insurance, (d) $1,129 representing the cost of long-term disability insurance premiums and (e) $10,964 representing employer matching contributions under the legacy NuTech Medical IRA plan.

(4)	Ms. Freedman became an executive officer on January 19, 2018.

(5)	Mr. Burgstahler was the Chief Executive Officer of AHPAC from October 2016 until December 10, 2018, at which time he resigned from his position upon the closing of the business combination.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Severance and Change in Control Arrangements

We have entered into employment agreements or employment letter agreements with our named executive officers. The agreements generally provide for at-will employment and set forth the NEO’s initial base salary, and eligibility for employee benefits. In addition, each of our NEOs is subject to confidentiality obligations and has agreed to assign to us any inventions developed during the term of their employment.

Agreement with Mr. Gillheeney

We entered into an employment agreement with Mr. Gillheeney, dated February 1, 2007. The agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2019, Mr. Gillheeney’s annual base salary was increased from $772,481 to $795,655, and he is currently eligible to receive a target annual performance bonus of 75% of his base salary. If Mr. Gillheeney is terminated involuntarily without cause or he resigns with good reason, these terms as defined in the employment agreement, he is entitled to the following (subject to his execution of a release in form and substance reasonably satisfactory to us): (i) one-half of his then current annual base salary payable in six (6) equal monthly installments, (ii) a continuation of benefit coverage for six (6) months and (iii) executive outplacement services with a mutually agreeable outplacement provider for up to one (1) year.

Agreement with Ms. Freedman

We entered into an employment letter agreement with Ms. Freedman, dated January 19, 2018. The letter agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2019, Ms. Freedman’s annual base salary was increased from $341,000 to $351,230 and she is currently eligible to receive a target annual performance bonus of 35% of her base salary.

Agreement with Mr. Walthall

We entered into an employment agreement with Mr. Walthall, dated March 18, 2017. The agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2019, Mr. Walthall’s annual base salary was increased from $400,000 to $412,000 and he is currently eligible to receive a target annual performance bonus of 30% of his base salary. If Mr. Walthall is terminated involuntarily without cause or he resigns with good reason, these terms as defined in the employment agreement, he is entitled to the following: (i) one-half of his then current annual base salary payable in six equal monthly installments, (ii) a continuation of benefit coverage for six (6) months and (iii) executive outplacement services with a mutually agreeable outplacement provider for up to one (1) year.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2018. Mr. Burgstahler, the Chief Executive Officer of AHPAC from October 2016 until the closing of the business combination on December 10, 2018 held no outstanding equity-based awards as of December 31, 2018.

Name	Number of Securities Underlying Unexercised Options (#) exercisable		Number of Securities Underlying Unexercised Options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Option Grant Date
Gary S. Gillheeney, Sr.	397,900		—	1.70	2/22/2020	2/22/2010
	563,528	(1)	140,882	0.99	7/24/2023	7/24/2013
	664,804		—	0.99	8/21/2024	8/21/2014
	502,425	(2)	101,500	0.99	12/8/2024	12/8/2014
	904,105	(2)	226,026	0.99	12/8/2024	12/8/2014
Lori Freedman	8,120	(3)	32,480	5.40	2/21/2028	2/21/2018
Howard Walthall	85,710		—	3.46	5/4/2027	5/4/2017
	81,200	(4)	121,800	3.46	5/4/2027	5/4/2017

(1)

Twenty percent of the shares underlying this option vested on the one year anniversary of the vesting start date, January 1, 2015, and the option vested/vests with respect to an additional 20% of the shares on each anniversary of the vesting start date thereafter. The option vested in full on January 1, 2019.

(2)

Twenty percent of the shares underlying this option vested on the one year anniversary of the vesting start date, December 8, 2015, and the option vested/vests with respect to an additional 20% of the shares on each anniversary of the vesting start date thereafter, such that the option will be vested in full on December 8, 2019, subject to continued employment.

(3)

Twenty percent of the shares underlying this option vested on the vesting start date, January 30, 2018, and the option vested/vests with respect to an additional 20% of the shares on each anniversary of the vesting start date thereafter, such that the option will be vested in full on January 30, 2022, subject to continued employment.

(4)

Twenty percent of the shares underlying this option vested on the vesting start date, December 31, 2017, and the option vested/vests with respect to an additional 20% of the shares on each anniversary of the vesting start date thereafter, such that the option will be vested in full on December 31, 2021, subject to continued employment.

Director Compensation

Our board of directors approved a compensation program under which our independent directors are entitled to receive the following annual retainer and committee fees for their service as directors:

•	for service as a director, an annual retainer of $45,000;

•	for service as a chair of the audit committee, $20,000 (increased to $95,000 effective January 1, 2019); and

•	for service as a member of the audit committee other than as a chair, $10,000.

Retainer and committee fees are paid in arrears. In addition, Mr. Leibowitz, Mr. Mackie and Mr. Tamaroff each received an option award with respect to 30,000 shares of our Class A common stock in connection with their election to our board of directors and, for each year of service thereafter, will be entitled to an option award with respect to 20,000 shares of our Class A common stock, vesting annually over three years, subject to continued service. All non-employee directors are reimbursed for customary business expenses incurred in connection with attending board and committee meetings.

The following table sets forth information regarding compensation awarded to, earned by or paid to our non-employee directors in connection with their service from December 10, 2018, the date we completed our business combination, through December 31, 2018. Prior to the business combination, AHPAC did not pay compensation to the members of the board of directors for their service on the board of directors. We do not pay any compensation to our President and Chief Executive Officer in connection with his service on our board of directors. See “Executive Compensation” for a discussion of the compensation of Mr. Gillheeney.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
Alan A. Ades	$—	$—	$—
Maurice Ades	$—	$—	$—
Albert Erani	$—	$—	$—
Arthur S. Leibowitz	$3,792	$80,770	$84,562
Wayne Mackie	$3,208	$80,770	$83,978
Glenn H. Nussdorf	$—	$—	$—
Joshua Tamaroff	$3,208	$80,770	$83,798

(1)	Represents amount earned or paid for service as a director during fiscal year 2018.
(2)

Represents the grant date fair value of option awards granted in fiscal year 2018 in accordance with ASC 718. See Note 19 of the notes to our financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts.

The table below shows the aggregate number of option awards held as of December 31, 2018 by each of our current non-employee directors who was serving as of that date.

Name	Number of Shares Underlying Options Outstanding at December 31, 2018
Alan A. Ades	—
Maurice Ades	—
Albert Erani	—
Arthur S. Leibowitz	30,000
Wayne Mackie	30,000
Glenn H. Nussdorf	—
Joshua Tamaroff	30,000

Compensation Committee Interlocks and Insider Participation

As a controlled company, we are not required to have a compensation committee. As disclosed above, decisions about the compensation of our executive officers are made by our board of directors. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors. None of the members of our board of directors is an officer or employee of our company nor has any of them ever been an officer or employee of our company, in each case, other than Mr. Gillheeney.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of April 19, 2019, by:

•	each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 19, 2019 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 91,316,039 shares of our common stock outstanding as of April 19, 2019. The number of outstanding shares beneficially owned by each stockholder below was obtained from the most recent publicly filed information, as applicable.

Name and Address of Beneficial Owner(1)	Number of Shares	Right to Acquire	Total	Percentage of Shares Outstanding
Organo PFG LLC and affiliated entities(2)	34,986,622	—	34,986,622	38.3%
Avista Capital Partners IV, L.P. and affiliated entities(3)	15,561,473	2,050,000	17,611,473	18.9%
Controlling Entities(4)	67,846,723	—	67,846,723	74.3%
Gary S. Gillheeney, Sr.(5)	—	3,077,219	3,077,219	3.3%
Alan A. Ades(6)	44,466,394	—	44,466,394	48.7%
Maurice Ades	—	—	—	—
Albert Erani(7)	38,654,337	—	38,654,337	42.3%
Arthur S. Leibowitz	—	—	—	—
Wayne Mackie	—	—	—	—
Glenn H. Nussdorf(8)	14,838,663	—	14,838,663	16.2%
Joshua Tamaroff	—	—	—	—
Lori Freedman(9)	—	16,240	16,240	*
Howard Walthall(10)	—	166,910	166,910	*
All directors and executive officers as a group (14 individuals)(11)	63,104,516	3,926,824	67,031,340	70.4%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Organogenesis Holdings Inc., 85 Dan Road, Canton, Massachusetts 02021.
(2)

Consists of (i) 32,134,638 shares of ORGO Class A common stock held by Organo PFG LLC and (ii) 2,851,984 shares of ORGO Class A common stock held by Organo Investors LLC. Alan A. Ades and Albert Erani are managing members of Organo PFG LLC and managers of Organo Investors LLC and they share voting and investment power over the shares of ORGO Class A common stock held by each entity. Each of Mr. Ades and Mr. Erani disclaim beneficial ownership of the shares of ORGO Class A common stock held by each of Organo PFG LLC and Organo Investors LLC, except to the extent of his pecuniary interest therein. The address of each of the foregoing is c/o A&E Stores, Inc., 1000 Huyler Street, Teterboro, NJ 07608.

(3)

Consists of: (i) 7,801,651 shares of ORGO Class A common stock held by Avista Capital Partners IV, L.P., (ii) 7,759,822 shares of ORGO Class A common stock held by Avista Capital Partners IV (Offshore), L.P., (iii) 1,027,755 shares of ORGO Class A common stock which may be purchased by exercising warrants held by held by Avista Capital Partners IV, L.P. and (iv) 1,022,245 shares of ORGO Class A common stock which may be purchased by exercising warrants held by held by Avista Capital Partners IV (Offshore), L.P. Avista Capital Managing Member IV, LLC exercises voting and dispositive power over the shares held by Avista Capital Partners IV, L.P. and Avista Capital Partners IV (Offshore), L.P. Voting and disposition decisions at Avista Capital Managing Member IV, LLC are made by an investment committee, the members of which are Thompson Dean, David Burgstahler, Robert Girardi and Sriram Venkataraman. None of the foregoing persons has the power individually to vote or dispose of any shares; however, Messrs. Dean and Burgstahler have veto rights over the voting and disposition of any shares. Mr. Dean and Mr. Burgstahler each disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest. The address of each of the foregoing is c/o Avista Capital Partners, 65 E. 55th Street, 18th Floor, New York, New York 10022.

(4)

Alan A. Ades, Albert Erani, Glenn H. Nussdorf, Dennis Erani, Starr Wisdom and certain of their respective affiliates, including Organo PFG LLC, Organo Investors LLC, Dennis Erani 2012 Issue Trust, Alan Ades as Trustee of the Alan Ades 2014 GRAT, Albert Erani Family Trust dated 12/29/2012, GN 2016 Family Trust u/a/d August 12, 2016 and GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016, who we refer to collectively as the Controlling Entities, control a majority of the voting power of ORGO’s outstanding ORGO Class A common stock. The Controlling Entities reported that they hold their shares of our stock as part of a group (as defined in Section 13(d)(3) of the Exchange Act) for the purposes of reporting beneficial ownership of ORGO’s securities in Schedule 13D filed on December 20, 2018.

(5)	Consists of 3,077,219 shares of ORGO Class A common stock underlying stock options that are exercisable as of April 19, 2019 or will become exercisable within 60 days after such date.
(6)

Consists of (i) 7,989,993 shares of ORGO Class A common stock, (ii) 1,489,779 shares of ORGO Class A common stock held by Alan Ades as Trustee of the Alan Ades 2014 GRAT, (iii) 32,134,638 shares of ORGO Class A common stock held by Organo PFG LLC and (iv) 2,851,984 shares of ORGO Class A common stock held by Organo Investors LLC. Mr. Ades exercises voting and investment power over the shares of ORGO Class A common stock held by Alan Ades as Trustee of the Alan Ades 2014 GRAT, Organo PFG LLC and Organo Investors LLC. Mr. Ades disclaims beneficial ownership of the shares of ORGO Class A common stock held by each of Alan Ades as Trustee of the Alan Ades 2014 GRAT, Organo PFG LLC and Organo Investors LLC, except to the extent of his pecuniary interest therein. The address of each of the foregoing is c/o A&E Stores, Inc., 1000 Huyler Street, Teterboro, NJ 07608.

(7)

Consists of (i) 936,516 shares of ORGO Class A common stock, (ii) 2,731,199 shares of ORGO Class A common stock held by the Albert Erani Family Trust dated 12/29/2012, (iii) 32,134,638 shares of ORGO Class A common stock held by Organo PFG LLC and (iv) 2,851,984 shares of ORGO Class A common stock held by Organo Investors LLC. Mr. Erani exercises voting and investment power over the shares of ORGO Class A common stock held by each of the Albert Erani Family Trust dated 12/29/2012, Organo PFG LLC and Organo Investors LLC. Mr. Erani disclaims beneficial ownership of the shares of ORGO Class A common stock held by each of the Albert Erani Family Trust dated 12/29/2012, Organo PFG LLC and Organo Investors LLC, except to the extent of his pecuniary interest therein. The address of each of the foregoing is c/o A&E Stores, Inc., 1000 Huyler Street, Teterboro, NJ 07608.

(8)

Consists of (i) 2,658,663 shares of ORGO Class A common stock, (ii) 1,167,250 shares of ORGO Class A common stock held by GN 2016 Family Trust u/a/d August 12, 2016 and (iii) 11,012,750 shares of ORGO Class A common stock held by GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016. Mr. Nussdorf exercises voting and investment power over the shares of ORGO Class A common stock held by each of GN 2016 Family Trust u/a/d August 12, 2016 and GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016. Mr. Nussdorf disclaims beneficial ownership of the shares of ORGO Class A common stock held by each of GN 2016 Family Trust u/a/d August 12, 2016 and GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016, except to the extent of his pecuniary interest therein. The address of each of the foregoing is 35 Sawgrass Drive, Bellport, NY 11713.

(9)	Consists of 16,240 shares of ORGO Class A common stock underlying stock options that are exercisable as of April 19, 2019 or will become exercisable within 60 days after such date.
(10)	Consists of 166,910 shares of ORGO Class A common stock underlying stock options that are exercisable as of April 19, 2019 or will become exercisable within 60 days after such date.
(11)

Consists of (i) 63,104,516 shares of ORGO Class A common stock and (ii) 3,926,824 shares of ORGO Class A common stock underlying stock options that are exercisable as of April 19, 2019 or will become exercisable within 60 days after such date. As to disclaimers of beneficial ownership, see footnotes (2), (6), (7) and (8) above.

EQUITY COMPENSATION PLAN INFORMATION

We have one equity compensation plan under which awards are currently authorized for issuance, the Organogenesis Holdings Inc. 2018 Equity Incentive Plan, or 2018 Plan. In connection with the consummation of the business combination in December 2018, our board of directors discontinued any new issuances under the Organogenesis Inc. 2003 Stock Incentive Plan, or 2003 Plan. If options outstanding under the 2003 Plan expire unexercised, they will not become available for future issuance. Both the 2018 Plan and the 2003 Plan were approved by our stockholders. The following table provides information regarding securities authorized for issuance as of December 31, 2018 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,266,715	(1)	$1.91	9,108,996	(2)
Equity compensation plans not approved by security holders	—		$—	—
Total	7,266,715		$1.91	9,108,996

(1)	Consists of shares of our Class A common stock issuable upon exercise of outstanding options issued under the 2018 Plan and the 2003 Plan.
(2)	Consists of shares of our Class A common stock reserved for future issuance under the 2018 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act and the policy, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person (including our executive officers, directors and 5% stockholders, as well as specified members of the family or household of any of these individuals or stockholders), had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee (composed of Mr. Leibowitz, Mr. Mackie and Mr. Tamaroff, our independent directors), but only those independent directors who are disinterested, is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy (other than the transactions described under “AHPAC’s Related Party Transactions” which were subject to the pre-business combination related party transactions policy) and no related party transactions with our independent directors were entered into.

Agreements with Our Stockholders

Leases with the Controlling Entities

The buildings we occupy in Canton, Massachusetts are owned by entities that are controlled by Alan Ades, Albert Erani, Dennis Erani and Glenn Nussdorf. These entities are: 65 Dan Road SPE, LLC; 65 Dan Road Associates; 85 Dan Road Associates; Dan Road Associates; and 275 Dan Road SPE, LLC. Mr. Ades, Mr. Albert Erani and Mr. Nussdorf are members of our board of directors. Mr. Ades and Mr. Albert Erani are first cousins. Together, Mr. Ades, Mr. Albert Erani, Mr. Dennis Erani and Mr. Nussdorf and certain of their respective affiliates, control a majority of the voting power of our outstanding Class A common stock. We refer to them as the Controlling Entities. Payment of the accrued, unpaid rent due under each of the leases with the Controlling Entities described below is subordinated to our obligations to the lenders pursuant to the terms of our March 2019 credit facility with Silicon Valley Bank and Midcap.

On January 1, 2013, we entered into a capital lease with 65 Dan Road SPE, LLC related to the facility at 65 Dan Road, Canton, Massachusetts. Organogenesis made aggregate payments under the lease of $703,667 and $538,982 in 2017 and 2018, respectively. As of December 31, 2018, we had accrued, unpaid rent of $1,040,056 due under the lease. Under the lease, we were required to make monthly rent payments of approximately $62,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $69,000 per month and will increase by 10% on January 1, 2022 to approximately $75,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022.

On January 1, 2013, we entered into a capital lease with 85 Dan Road Associates related to the facility at 85 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $727,939 and $666,890 in 2017 and 2018, respectively. As of December 31, 2018, we had accrued, unpaid rent of $2,211,556 due under the lease. Under the lease, we were required to make monthly rent payments of $77,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $85,000 per month and will increase by 10% on January 1, 2022 to approximately $93,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022.

On January 1, 2013, we entered into a capital lease with Dan Road Equity I, LLC related to the facility at 150 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $1,083,497 and $786,696 in 2017 and 2018, respectively. As of December 31, 2018, we had accrued, unpaid rent of $1,981,794 due under the lease. Under the lease, we were required to make monthly rent payments of approximately $95,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $105,000 per month and will increase by 10% on January 1, 2022 to approximately $115,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022.

On January 1, 2013, we entered into capital lease arrangements with 275 Dan Road SPE, LLC for the property located on 275 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $578,600 and $463,100 in 2017 and 2018, respectively. As of December 31, 2018, we had accrued, unpaid rent of $5,059,434 due under the lease. Under the lease, we were required to make monthly rent payments of approximately $92,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $101,000 per month and will increase by 10% on January 1, 2022 to approximately $111,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022.

Loans from the Controlling Entities

Prior to the closing of the business combination, Organogenesis had outstanding indebtedness payable to the Controlling Entities as described below under the headings “2010 Loans,” “2015 Loans,” “2016 Loans,” “Real Estate Loans” and “2018 Loans” (collectively, the “Insider Debt”). As previously disclosed, pursuant to the terms of that certain Exchange Agreement, dated as of August 17, 2018, by and among the Company and the lenders listed on Schedule A thereto, concurrently with the closing of the business combination on December 10, 2018, $45.7 million of the indebtedness described below was converted into 6,502,679 shares of our Class A common stock based on a conversion price of $7.035 per share, and we made a cash payment equal to $35.6 million in satisfaction of the remaining portion of the indebtedness, including the accrued and unpaid interest and any fees on this indebtedness. Following such transactions, the Insider Debt was deemed fully paid and satisfied in full and was discharged and terminated.

2010 Loans

We entered into a Second Amended and Restated Term Loan Agreement, herein referred to as the Term Loan Agreement, an Amended and Restated Working Capital Loan Agreement, herein referred to as the Working Capital Loan Agreement and an Amended and Restated Subordinated Loan Agreement, referred to herein as the Subordinated Loan Agreement, each dated as of October 15, 2010 with Alan Ades, Albert Erani, Dennis Erani and Glenn Nussdorf in the case of the Term Loan Agreement; and with Organo PFG LLC, Organo Investors LLC, Glenn Nussdorf, Alan Ades, Albert Erani and Dennis Erani in the case of the Working Capital Agreement and the Subordinated Loan Agreement. Alan Ades acts as Administrative Agent under the Term Loan Agreement. Organo PFG LLC acts as Administrative Agent under the Working Capital Loan Agreement and the Subordinated Loan Agreement. We refer to the Term Loan Agreement, the Working Capital Agreement and the Subordinated Loan Agreement collectively as the 2010 Loan Agreement.

Pursuant to the 2010 Loan Agreement, we had borrowed an aggregate principal of $19,850,089, herein referred to as 2010 Loans. Interest on the 2010 Loans accrued at 1.6% per annum. The 2010 Loans were secured by substantially all of the personal property and assets of the Company pursuant to security agreements by and among it and the lenders each dated as of October 15, 2010.

A breakdown of the principal amounts that were owed to each lender under the 2010 Loans is set forth below:

Lender	Term Loan Agreement Principal Amount	Working Capital Loan Agreement Principal Amount	Subordinated Loan Agreement Principal Amount
Alan Ades	$849,246	$375,000	$1,885,824
Albert Erani	$583,857	—	$406,496
Dennis Erani	$265,389	$375,000	$1,639,328
Glenn Nussdorf	$424,623	$600,000	$2,861,218
Organo PFG LLC	—	$1,515,000	$7,284,821
Organo Investors LLC	—	$135,000	$649,287
TOTAL	$2,123,115	$3,000,000	$14,726,974

As noted above, the 2010 Loans (including all accrued and unpaid interest) were satisfied in full, including the payment of $19.9 million in principal and $4.3 million in interest, at the closing of the business combination.

2015 Loans

We entered into a Loan and Security Agreement dated as of July 1, 2015 and amended as of November 20, 2015 with Alan Ades, Albert Erani, Dennis Erani, Glenn Nussdorf and Organo PFG LLC, referred to herein as the 2015 Loan Agreement, pursuant to which the Company borrowed an aggregate of $11,396,258 evidenced by secured promissory notes referred to herein as the 2015 Loans, as follows:

Lender	Date of Loan	Principal Amount
Alan Ades	7/1/15	$4,000,000
Dennis Erani	7/1/15	$2,000,000
Glenn Nussdorf	7/1/15	$4,000,000
65 Dan Road Associates	11/20/15	$97,436
Organo PFG LLC	11/20/15	$909,447
Albert Erani	12/23/15	$97,344
Glenn Nussdorf	12/23/15	$97,344
Alan Ades	12/31/15	$194,687
TOTAL		$11,396,258

The 2015 Loans accrued interest at a rate of 1.6% per annum, and were secured by substantially all of the personal property and assets of the Company. As disclosed above, the 2015 Loans (including all accrued and unpaid interest) were satisfied in full, including the payment of $11.4 million in principal and $0.6 million in interest, at the closing of the business combination.

2016 Loans

On April 12, 2016, Mr. Ades, Mr. Dennis Erani and Mr. Nussdorf entered into a Securities Purchase Agreement with us pursuant to which we issued $17,000,000 in aggregate principal amount of subordinated notes, referred to herein as the 2016 Loans, and warrants to purchase an aggregate of 905,775 shares of our Class A common stock as set forth below:

Lender	Principal Amount of Notes	Shares Underlying Warrants
Alan Ades	$6,000,000	319,685
Dennis Erani	$4,000,000	213,124
Glenn Nussdorf	$7,000,000	372,966
TOTAL	$17,000,000	905,775

The 2016 Loans accrued interest at the rate of 15% per annum and were secured by substantially all of the personal property and assets of the Company. The warrants had an exercise price of $3.59 per share and were net exercised prior to the closing of the business combination, resulting in the issuance of an aggregate of 444,041 shares of our Class A common stock. We were also obligated to pay a $680,000 fee in connection with the 2016 Loans. The 2016 Loans (including all accrued and unpaid interest and fees) were satisfied in full, including the payment of $17.0 million in principal and $7.7 million in interest and fees, at the closing of the business combination.

Real Estate Loans

On June 19, 2013, Organogenesis entered into a secured financing arrangement with 65 Dan Road SPE, LLC, 85 Dan Road Associates and 275 Dan Road SPE, LLC under which loans were made to the Company, referred to herein as the Real Estate Loans. The Real Estate Loans accrued interest at a rate of 1.6% per annum, and were secured by substantially all of the personal property and assets of the Company. A breakdown of the principal amounts that were owed to each lender under the Real Estate Loans is set forth below:

Lender	Principal Amount
65 Dan Road SPE, LLC	$200,000
85 Dan Road Associates	$3,900,000
275 Dan Road SPE, LLC	$400,000
TOTAL	$4,500,000

The Real Estate Loans (including all accrued and unpaid interest) were satisfied in full, including the payment of $4.5 million in principal and $0.4 million in interest, at the closing of the business combination.

2018 Loan Agreements

On March 1, 2018, we entered into a loan agreement with Alan Ades, Albert Erani and Glenn Nussdorf, each of whom is a member of our board of directors and a greater than 5% stockholder, pursuant to which Mr. Ades, Mr. Erani and Mr. Nussdorf collectively agreed to lend us, upon our request, an advance of up to the lesser of: (i) $10,000,000 and (ii) the amount that represented 60 days of our payroll obligations, during the period beginning on March 1, 2018 and ending on the earlier of May 15, 2018 and the closing of an underwritten initial public offering (the “March Loan Agreement”). Advances were evidenced by promissory notes that accrued interest at a rate of 8% per annum and were payable upon demand. Mr. Ades and Mr. Erani each agreed to provide 40% of any amounts advanced and Mr. Nussdorf agreed to provide 20% of any amounts advanced. Advances totaling $10,000,000 were made under the loan agreement.

On May 23, 2018, we entered into a loan agreement with Alan Ades, Albert Erani and Glenn Nussdorf, each of whom is a member of our board of directors and a greater than 5% stockholder, pursuant to which Mr. Ades, Mr. Erani and Mr. Nussdorf collectively agreed to lend us an aggregate of $10,000,000 (the “May Loan Agreement”). Advances were evidenced by promissory notes that accrued interest at a rate of 8% per annum, and were payable upon demand. Mr. Ades and Mr. Erani each agreed to provide 40% of any amounts advanced and Mr. Nussdorf agreed to provide 20% of any amounts advanced. Advances totaling $5,000,000 were made under the May Loan Agreement.

The loans made under the March Loan Agreement and the May Loan Agreement (including all accrued and unpaid interest) were satisfied in full, including the payment of $15.0 million in principal and $0.7 million in interest, at the closing of the business combination.

Unconditional Guaranty

On April 5 2018, Mr. Ades, Mr. Albert Erani and Mr. Nussdorf entered into an Unconditional Guaranty with Silicon Valley Bank, or SVB, herein referred to as the Unconditional Guaranty, in connection with the funding of the $5.0 million term loan under our prior SVB credit agreement. Pursuant to the Unconditional Guaranty, each of Messrs. Ades, Albert Erani and Nussdorf jointly and severally guaranteed the payment of Organogenesis’ obligations with respect to the $5.0 million term loan under the prior SVB credit agreement, plus all accrued and unpaid interest on such indebtedness and certain expenses related thereto payable to SVB pursuant to the prior SVB credit agreement. The Unconditional Guaranty terminated on December 31, 2018.

Loans to Related Persons

From 2010 through 2012, we lent money to Gary S. Gillheeney, Sr., our current President and Chief Executive Officer, who at the time of the loans was our Chief Operating Officer and Chief Financial Officer. The loans to Mr. Gillheeney totaled $1,507,490 in principal amount, were interest bearing, matured on the tenth anniversary of their respective dates of issuance and were secured by a pledge to us of Mr. Gillheeney’s equity interests in the Company. On August 21, 2014, Mr. Gillheeney transferred shares of common stock owned by him to the Company in full and complete satisfaction of $654,979 in principal and accrued interest on the loans. After the August 2014 transaction, Mr. Gillheeney’s aggregate loans outstanding totaled $996,525. These outstanding loans accrued interest at rates ranging from 2.30% to 3.86% per annum and were secured by a pledge of Mr. Gillheeney’s equity interests in the Company. Immediately prior to the closing of the business combination on December 10, 2018, we forgave all outstanding principal under and accrued and unpaid interest on Mr. Gillheeney’s loans and made a tax gross-up payment to him in connection with the forgiveness of such amounts. The aggregate amount of the loan forgiveness and the tax gross-up payment was $2,033,663.

Amended and Restated Registration Rights Agreement

In connection with the closing of the business combination on December 10, 2018, we and certain of our stockholders (including the Controlling Entities, Avista Capital Partners IV, L.P. and Avista Capital Partners (Offshore) IV, L.P.), certain of our directors (Alan Ades, Albert Erani and Glenn Nussdorf) and all of our executive officers entered into the Amended and Restated Registration Rights Agreement in respect of their shares of our Class A common stock and warrants to purchase shares of our Class A common stock. These stockholders and their permitted transferees will be entitled to certain registration rights described in the Amended and Restated Registration Rights Agreement, including, among other things, customary registration rights, including demand and piggy-back rights, subject to cut-back provisions. We will bear the expenses incurred in connection with the filing of any such registration statements, other than certain underwriting discounts, selling commissions and expenses related to the sale of shares.

Executive Officer Compensation

See “Executive Compensation” for additional information regarding compensation of our NEOs.

Gary Gillheeney, Jr., our Senior Manager, Customer Service, is a child of Gary S. Gillheeney, Sr., our President and Chief Executive Officer, and he received total compensation of $121,268 in fiscal 2018. James Gillheeney, one of our Tissue Regeneration Specialists, is also a child of Gary S. Gillheeney, Sr. and he received total compensation of $164,346 in fiscal 2018.

Employment Agreements

We have entered into employment agreements with certain of our NEOs. For more information regarding these agreements, see “Executive Compensation.”

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

AHPAC’s Related Party Transactions

Related Party Loans

AHPAC issued to Avista Acquisition Corp. (the “Sponsor”) on August 11, 2017, as amended and restated on August 30, 2018 and further amended on November 8, 2018, a non-interest bearing, unsecured promissory note pursuant to which AHPAC was permitted to borrow up to $850,000 in aggregate principal amount. As of the closing of the business combination on December 10, 2018, AHPAC had borrowed $850,000 under such note, which amount was repaid at the closing of the business combination.

Administrative Services Agreement

AHPAC previously occupied office space provided by an affiliate of the Sponsor. Until the closing of the business combination on December 10, 2018, the affiliate made such office space, as well as certain support services, available to AHPAC. AHPAC was required to pay the affiliate an aggregate of $10,000 per month for such office space and support services. As of April 30, 2017, the affiliate agreed to defer payment of the monthly administrative fee under the Administrative Services Agreement until the closing of the business combination. As of the closing of the business combination on December 10, 2018, $193,226 was accrued and included in accrued expenses related to the Administrative Services Agreement and was paid in full at the closing of the business combination.

Private Placement Warrants

The initial shareholders of AHPAC purchased 16,000,000 private placement warrants at $0.50 per warrant (for an aggregate purchase price of $8,000,000) in a private placement on the close date. A portion of the proceeds from the sale of the private placement warrants were placed into AHPAC’s trust account. The initial shareholders also purchased an additional 400,000 private placement warrants at $0.50 per warrant (for an aggregate purchase price of $200,000) simultaneously with the underwriters’ exercise of the over-allotment option granted to the underwriters in connection with the AHPAC initial public offering. Each private placement warrant was exercisable for one-half of one AHPAC Class A ordinary share. In connection with the closing of the business combination and the transactions contemplated thereby on December 10, 2018, all 16,400,000 of the private placement warrants were surrendered to the Company for no consideration and were cancelled.

Founder Shares

In connection with the organization of AHPAC, on December 14, 2015, an aggregate of 8,625,000 AHPAC Class B ordinary shares (the “founder shares”) were sold to the Sponsor at a price of approximately $0.003 per share, for an aggregate price of $25,000. In October 2016, the Sponsor transferred 50,000 founder shares to each of AHPAC’s independent directors at a price per share of approximately $0.003 per share. In addition, at such time, each of AHPAC’s independent directors purchased an additional 421,250 founder shares from the Sponsor at a price per share of approximately $0.003 per share. The 8,625,000 founder shares included an aggregate of up to 1,125,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters of the AHPAC initial public offering in order to maintain the initial shareholders’ ownership at 20% of the issued and outstanding ordinary shares upon completion of the AHPAC initial public offering. Following the partial exercise of the over-allotment option, 875,000 founder shares were forfeited in order to maintain the initial shareholders’ ownership at 20% of the issued and outstanding AHPAC ordinary shares. On August 17, 2018 the Sponsor and the other holders of founder shares agreed to surrender to the Company for no consideration an aggregate of 1,937,500 founder shares in connection with the execution of the merger agreement, which founder shares were cancelled. In connection with the closing of the business combination and the transactions contemplated thereby on December 10, 2018, an additional 4,421,507 of the founder shares were surrendered to the Company and cancelled. The remaining 1,390,993 outstanding founder shares became shares of the Company’s Class A common stock upon the closing of the business combination and are subject to the transfer restrictions described below. The outstanding founder shares may not be transferred, assigned or sold until December 10, 2019. Notwithstanding the foregoing, if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the business combination, the outstanding founder shares will be released from the lock-up.

Concurrently with the signing of the merger agreement, AHPAC entered into a subscription agreement with Avista Capital Partners IV, L.P. and Avista Capital Partners IV (Offshore), L.P. (together, the “PIPE Investors”) for the purchase and sale of 9,022,741 shares of the Company’s Class A common stock and 4,100,000 warrants to purchase one half of one share of our Class A common stock (the “equity financing”) for an aggregate purchase price of $46 million, which was consummated concurrently with the consummation of the business combination on December 10, 2018. The effective price to the PIPE Investors of the equity financing was approximately $5.10 per share of the Company’s Class A common stock. The PIPE Investors also purchased, concurrently with the execution and delivery of the merger agreement on August 17, 2018, 6,538,732 shares of our Class A common stock for an aggregate purchase price of $46 million. The purpose of the private investment was to fund the business combination and related transactions and for general corporate purposes. The effective price of the private investment to the PIPE Investors was approximately $5.91 per share of the Company’s Class A common stock across their aggregate $92 million investment. As a result of the incremental surrender of founder shares described above, the effective price of the equity financing to the Company was approximately $7.035 per share of the Company’s Class A common stock. The warrants surrendered did not impact these calculations, as no purchase price was allocated to the warrants in light of the exercise price of the warrants.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee engaged RSM US LLP to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2018. Marcum LLP served as our registered public accounting firm for the fiscal years ended December 31, 2016 and 2017 and through December 10, 2018 during the fiscal year ending December 31, 2018.

Audit and Other Fees

The following is a summary of the fees for professional services rendered by RSM US LLP, our independent registered public accounting firm, for fiscal year 2018. Prior to December 10, 2018, Marcum LLP was engaged as our independent registered public accounting firm and accordingly the fees reflected in the table below for fiscal year 2017 are the fees for professional services rendered by Marcum LLP:

Fee Category	Fiscal 2018	Fiscal 2017(1)
Audit fees	$720,777	$53,560
Audit-related fees	—	31,380
Tax fees	—	—
All other fees	—	—

Total fees	$720,777	$84,940

(1)

In fiscal 2017, prior to the business combination, RSM US LLP audited the financial statements of Organogenesis Inc. and Organogenesis Inc. incurred $1,138,827 in audit fees, which represented the total fees paid to RSM US LLP.

Audit fees. Audit fees consist of fees and related expenses billed for professional services rendered for the audit of the financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements and include fees for professional services rendered in connection with quarterly and annual reports. The audit fees for fiscal years 2018 and 2017 also include fees and related expenses associated with the issuance of consents by our independent registered public accounting firm to be named in our registration statements and to the use of their audit report in the registration statements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, including consultation on accounting standards or accounting for specific transactions. During the year ended December 31, 2017, professional services rendered with regards to the consents included in our Registration Statements on Forms S-4 and S-4/As filed during the year totaled $31,380.

Pre-Approval Policies and Procedures

Our audit committee’s pre-approval policies or procedures do not allow our management to engage RSM US LLP to provide any specified services without specific audit committee pre-approval of the engagement for those services. All of the services provided by RSM US LLP during fiscal year 2018 and all of the services provided by Marcum LLP during fiscal year 2017 were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

(1) Financial Statements—See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 80 of the Original Filing.

(2) Financial Statement Schedules—See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 80 of the Original Filing. All other schedules are omitted because they are not applicable or not required.

(3) Index to Exhibits.

Exhibit No.	Exhibit

2.1	Merger Agreement, dated August 17, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc. and Organogenesis Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 17, 2018)

2.2	Amendment No. 1 to Merger Agreement, dated October 5, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc. and Organogenesis Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on October 9, 2018)

2.3	Agreement and Plan of Merger dated as of March 18, 2017 by and among Organogenesis Inc., Prime Merger Sub, LLC, Nutech Medical, Inc., Howard P. Walthall, Jr., Gregory J. Yager, Kenneth L. Horton and Kenneth L. Horton, as representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

2.4	Transaction Agreement, dated August 21, 2017, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc., Avista Healthcare NewCo, LLC and Envigo International Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed on August 22, 2017)

2.5	Amendment No. 1 to the Transaction Agreement, dated as of November 22, 2017, by and among Avista Healthcare Public Acquisition Corp., Envigo International Holdings, Inc., Avista Healthcare Merger Sub, Inc. and Avista Healthcare NewCo, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 22, 2017)

2.6	Amendment No. 2 to the Transaction Agreement, dated as of December 22, 2017, by and among Avista Healthcare Public Acquisition Corp., Envigo International Holdings, Inc., Avista Healthcare Merger Sub, Inc. and Avista Healthcare NewCo, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 26, 2017)

2.7	Amendment No. 3 to the Transaction Agreement, dated as of January 21, 2018, by and among Avista Healthcare Public Acquisition Corp., Envigo International Holdings, Inc., Avista Healthcare Merger Sub, Inc. and Avista Healthcare NewCo, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on January 22, 2018)

2.8	Amendment No. 4 to the Transaction Agreement, dated as of February 9, 2018, by and among Avista Healthcare Public Acquisition Corp., Envigo International Holdings, Inc., Avista Healthcare Merger Sub, Inc. and Avista Healthcare NewCo, LLC (incorporated by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-4/A (File No. 333-221734) filed with the SEC on February 9, 2018)

2.9	Mutual Termination Agreement, dated February 14, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc., Avista Healthcare NewCo, LLC and Envigo International Holdings, Inc. (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 14, 2018)

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of ORGO (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

3.2	Bylaws of ORGO (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

4.1	Replacement Common Stock Purchase Warrant issued to Massachusetts Capital Resource Company on November 3, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

4.2	Replacement Common Stock Purchase Warrant issued to Life Insurance Community Investment Initiative, LLC on November 3, 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Company on September 2, 2016).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit C of Exhibit 4.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-227090) filed with the SEC on August 29, 2018)

10.1	Amended and Restated Registration Rights Agreement dated as of December 10, 2018 among ORGO, Avista Acquisition Corp., Avista Capital Partners Fund IV L.P., Avista Capital Partners Fund IV (Offshore), L.P., and certain holders of Organogenesis Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.2	Stockholders Agreement dated as of December 10, 2018 among ORGO, Avista Capital Partners Fund IV L.P., Avista Capital Partners Fund IV (Offshore), L.P., and certain holders of Organogenesis Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.3†	License and Services Agreement, dated as of September 14, 2011, by and between Organogenesis Inc. and Net Health Systems, Inc., as amended by that certain First Amendment dated as of March 31, 2013, Second Amendment dated as of July 22, 2014, Third Amendment dated as of March 13, 2015 and Fourth Amendment dated as of August 17, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.4	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 65 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.5	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 85 Dan Road Associates, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.6	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and Dan Road Equity I, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.7	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 275 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

Exhibit No.	Exhibit

10.8	Lease Agreement dated as of March 6, 2017 by and between Organogenesis Inc. and ARE-10933 North Torrey Pines, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.9	Sublease Agreement dated as of March 18, 2014 by and between Organogenesis Inc. and Shire Holdings US AG, as amended by that certain First Amendment to Sublease dated as of January 13, 2017, as amended by that certain Second Amendment to Sublease dated as of January 25, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.10	Lease Agreement, dated as of June 5, 2012, by and between Organogenesis Switzerland GmbH and Stiftung Regionales Gründerzentrum Reinach, as amended by that certain Supplement No. 1 dated May 9, 2017 and that certain Supplement No. 2 dated May 9, 2017 (incorporated by reference to Exhibit 10.10 to the Companys Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.11	Lease Agreement, dated as of January 1, 2014, by and between Oxmoor Holdings, LLC and Prime Merger Sub, LLC (as successor-in-interest to Nutech Medical, Inc.) (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.12	Standard Industrial/Commercial Multi-Tenant Lease—Net, dated as of March 7, 2011, by and among Liberty Industrial Park and Organogenesis Inc., as amended by that certain First Amendment dated as of April, 2013, Second Amendment dated as of April 19, 2015, and Third Amendment dated as of March 9, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.13‡	Amended and Restated Key Employee Agreement dated as of February 1, 2007 by and between Organogenesis Inc. and Gary Gillheeney (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.14‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Patrick Bilbo (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.15‡	Employee Letter Agreement dated as of July 15, 2016 by and between Organogenesis Inc. and Timothy Cunningham (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.16‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Antonio Montecalvo (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.17‡	Employee Agreement dated as of March 18, 2017 by and between Organogenesis Inc. and Howard P. Walthall, Jr., as amended by that certain First Amendment dated as of October 10, 2017 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.18‡	Employee Letter Agreement dated as of January 19, 2018 by and between Organogenesis Inc. and Lori Freedman (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.19‡	Employee Letter Agreement dated as of May 9, 2017 by and between Organogenesis Inc. and Brian Grow (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

Exhibit No.	Exhibit

10.20	Separation Agreement dated as of March 4, 2015 by and between Organogenesis Inc. and Geoff MacKay (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.21	Secured Promissory Note dated November 17, 2010 issued by Geoff MacKay and payable to Organogenesis Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.22	Secured Promissory Note dated July 1, 2011 issued by Geoff MacKay and payable to Organogenesis Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.23	Secured Promissory Note dated July 3, 2012 issued by Geoff MacKay and payable to Organogenesis Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.24	Credit Agreement dated as of March 21, 2017 by and among Organogenesis Inc., the Lenders party thereto and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender, as amended by that certain Joinder, Assumption and First Amendment to Credit Agreement dated as of March 24, 2017, as amended by that certain Second Amendment to Credit Agreement and Amendment to Guarantee and Collateral Agreement dated as of August 10, 2017, as amended by that certain Third Amendment to Credit Agreement dated as of November 7, 2017, as amended by that certain Waiver and Fourth Amendment to Credit Agreement dated as of February 9, 2018, as amended by that certain Fifth Amendment to Credit Agreement dated as of April 5, 2018, as amended by that certain Forbearance and Sixth Amendment to Credit Agreement dated as of May 23, 2018, as amended by that certain Consent dated August 17, 2018, as amended by that certain Seventh Amendment to Credit Agreement and Amendment to Consent Agreement dated as of October 31, 2018 (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.25	Master Lease Agreement dated as of April 28, 2017 by and among Organogenesis Inc., Prime Merger Sub, LLC and Eastward Fund Management, LLC (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.26	Consent Regarding Subordination Agreement dated as of December 15, 2017, by and between Silicon Valley Bank, Eastward Fund Management, LLC, Organogenesis Inc. and Prime Merger Sub, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.27‡	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.28‡	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.29‡	Form of Non-Statutory Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.30‡	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.31‡	Form of Incentive Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

Exhibit No.	Exhibit

10.32‡	Form of Non-Statutory Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.33‡	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.34††	Settlement and License Agreement effective as of October 25, 2017 by and among Organogenesis Inc., RESORBA Medical GmbH, and Advanced Medical Solutions Group plc (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement in Form S-4 (File No. 333-227090) filed with the SEC on October 9, 2018)

10.35	Amended and Restated Code of Ethics and Conduct of ORGO adopted on December 10, 2018 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.36	Controlling Stockholders Agreement dated as of December 10, 2018 by and among ORGO and the Controlling Entities (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.37**	Exchange Agreement, dated August 17, 2018, by and among Avista Healthcare Public Acquisition Corp. and certain lenders listed on Schedule A therein.

10.38	Eighth Amendment to Credit Agreement and Amendment to Consent Agreement dated as of December 31, 2018 by and among Organogenesis Inc., Prime Merger Sub, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on January 7, 2019)

10.39	Warrant Agreement, dated as of October 10, 2016, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on October 14, 2016)

10.40	Form of Warrant Agreement to be entered into by Avista Healthcare Public Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-227090) filed with the SEC on August 29, 2018)

10.41	Letter Agreement, dated October 10, 2016, among the Company, its officers and directors and Avista Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on October 14, 2016)

10.42	Investment Management Trust Agreement, dated as of October 10, 2016, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on October 14, 2016)

10.43	Administrative Services Agreement, dated October 10, 2016, between the Company and Avista Capital Holdings, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on October 14, 2016)

10.44	Private Placement Warrants Purchase Agreement dated as of October 10, 2016, among the Company, Avista Acquisition Corp. and certain other purchasers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on October 14, 2016)

10.45	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-213465) filed with the SEC on September 2, 2016)

Exhibit No.	Exhibit

10.46	Promissory Note, dated September 1, 2016, issued to Avista Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-213465) filed with the SEC on September 2, 2016)

10.47	Securities Subscription Agreement, dated December 14, 2015, between the Company and Avista Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-213465) filed with the SEC on September 2, 2016)

10.48	Parent Sponsor Letter Agreement, dated August 21, 2017, by and among Avista Healthcare Public Acquisition Corp., Avista Acquisition Corp., and certain individuals (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 22, 2017)

10.49	Amendment No. 1, dated as of October 4, 2018, to the Investment Management Trust Agreement, dated as of October 10, 2016, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on October 4, 2018)

10.50	Amended and Restated Letter Agreement, dated January 21, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Acquisition Corp., Håkan Björklund, Charles Harwood, Brian Markison and Robert O’Neil (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on January 22, 2018)

10.51	Parent Sponsor Letter Agreement, dated August 17, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Acquisition Corp., and certain individuals. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 17, 2018)

10.52	Subscription Agreement, dated August 17, 2018, by and between Avista Healthcare Public Acquisition Corp., Avista Capital Partners IV, L.P. and Avista Capital Partners IV (Offshore), L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 17, 2018)

10.53	Amended Letter Agreement, dated October 30, 2018, by and among Avista Healthcare Public Acquisition Corp., its officers and directors and Avista Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on October 30, 2018)

16.1	Letter to Securities and Exchange Commission from Marcum LLP, dated December 10, 2018 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

21.1**	Subsidiaries of Organogenesis Holdings Inc.

23.1**	Consent of RSM US LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit

101**	The following materials from the Annual Report of Organogenesis Holdings Inc. on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017 of Organogenesis Holdings Inc., (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016 of Organogenesis Holdings Inc., (iii) Consolidated Statements of Redeemable Common Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2018, 2017, and 2016 of Organogenesis Holdings Inc., (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016 of Organogenesis Holdings Inc., and (v) Notes to Consolidated Financial Statements of Organogenesis Holdings Inc.

*	Filed herewith.
**	Previously filed.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.
††	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANOGENESIS HOLDINGS INC.

By:	/s/ Gary S. Gillheeney, Sr.
Gary S. Gillheeney, Sr.
President and Chief Executive Officer

Date:	April 30, 2019