Form 10-Q
period 2019-03-31
Organogenesis Holdings Inc.
filed 2019-05-10
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37906

ORGANOGENESIS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1329150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Dan Road

Canton, MA 02021

(Address of principal executive offices) (Zip Code)

(781) 575-0775

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	ORGO	Nasdaq Capital Market

As of May 3, 2019, the registrant had a total of 91,316,039 shares of its Class A common stock, $0.0001 par value per share, outstanding.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements may relate to, but are not limited to, expectations of our future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Form 10-Q. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Form 10-Q.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “the Company,” “Organogenesis” and “ORGO” will refer to Organogenesis Holdings Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash	$30,561	$21,291
Restricted cash	102	114
Accounts receivable, net	32,509	34,077
Inventory	17,972	13,321
Prepaid expenses and other current assets	3,918	2,328

Total current assets	85,062	71,131
Property and equipment, net	39,454	39,623
Notes receivable from related parties	496	477
Intangible assets, net	24,592	26,091
Goodwill	25,539	25,539
Deferred tax asset	238	238
Other assets	1,072	579

Total assets	$176,453	$163,678

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred acquisition consideration	$5,000	$5,000
Redeemable common stock liability	—	6,762
Current portion of notes payable	—	2,545
Current portion of capital lease obligations	2,337	2,236
Accounts payable	24,575	19,165
Accrued expenses and other current liabilities	20,395	20,388

Total current liabilities	52,307	56,096
Line of credit	30,984	26,484
Notes payable, net of current portion	—	12,578
Term loan	39,635	—
Deferred rent, net of current portion	179	130
Capital lease obligations, net of current portion	15,109	15,418
Other liabilities	5,680	5,931

Total liabilities	143,894	116,637

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized; 92,044,587 and 91,261,413 shares issued; 91,316,039 and 91,261,413 shares outstanding at March 31, 2019 and December 31, 2018, respectively.	9	9
Additional paid-in capital	178,124	177,272
Accumulated deficit	(145,574)	(130,240)

Total stockholders’ equity	32,559	47,041

Total liabilities and stockholders’ equity	$176,453	$163,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Net revenue	$57,123	$35,529
Cost of goods sold	16,980	14,521

Gross profit	40,143	21,008
Operating expenses:
Selling, general and administrative	48,893	38,165
Research and development	3,371	2,824

Total operating expenses	52,264	40,989

Loss from operations	(12,121)	(19,981)

Other income (expense), net:
Interest expense	(1,797)	(2,429)
Interest income	19	19
Change in fair value of warrants	—	(74)
Loss on the extinguishment of debt	(1,862)	—
Other income, net	132	5

Total other income (expense), net	(3,508)	(2,479)

Net loss before income taxes	(15,629)	(22,460)
Income tax expense	(37)	(28)

Net loss	$(15,666)	$(22,488)

Net loss per share—basic and diluted	$(0.17)	$(0.35)

Weighted average common shares outstanding—basic and diluted	90,604,107	64,320,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

Consolidated Statement of Redeemable Common Stock and Stockholders’ Equity (Deficit)

(unaudited)

(In thousands, except share data)

							Total
	Redeemable				Additional		Organogenesis
	Common Stock		Common Stock		Paid-in	Accumulated	Holdings Inc.
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity (Deficit)
Balance as of December 31, 2017	728,548	$6,762	66,983,139	$6	$50,086	$(65,409)	$(15,317)
Proceeds from equity financing, net of issuance costs of $270	—	—	15,561,473	2	91,728	—	91,730
Recapitalization costs	—	—	—	—	(11,206)	—	(11,206)
Exercise of stock options	—	—	76,654	—	119	—	119
Exercise of common stock warrants	—	—	746,475	—	2,707	—	2,707
Issuance of common stock for extinguishment of debt	—	—	6,502,679	1	42,763	—	42,764
Common stock issued in exchange for AHPAC shares	—	—	1,390,993	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,075	—	1,075
Notification of exercise of put option of redeemable common stock	—	(6,762)	—	—	—	—	—
Net loss	—	—	—	—	—	(64,831)	(64,831)

Balance as of December 31, 2018	728,548	$—	91,261,413	$9	$177,272	$(130,240)	$47,041
Adoption of ASC 606	—	—	—	—	—	332	332
Exercise of common stock warrants	—	—	54,626	—	628	—	628
Stock-based compensation expense	—	—	—	—	224	—	224
Exercise of put option of redeemable common stock placed into treasury	(728,548)	—	728,548	—	—	—	—
Net loss	—	—	—	—	—	(15,666)	(15,666)

Balance as of March 31, 2019	—	$—	92,044,587	$9	$178,124	$(145,574)	$32,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENSIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,666)	$(22,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	902	872
Amortization of intangible assets	1,498	917
Non-cash interest expense	170	239
Non-cash interest income	(19)	(20)
Non-cash rent expense	49	14
Benefit recorded for sales returns and doubtful accounts	(76)	(208)
Provision recorded for inventory reserve	520	1,482
Stock-based compensation	224	317
Change in fair value of warrant liability	—	73
Loss on extinguishment of debt	1,862	—
Changes in fair value of forfeiture rights	—	589
Changes in operating assets and liabilities:
Accounts receivable	2,474	7,547
Inventory	(5,339)	(2,282)
Prepaid expenses and other current assets	(963)	(1,352)
Accounts payable	4,882	9,706
Accrued expenses and other current liabilities	176	(789)
Accrued interest—affiliate debt	—	797
Other liabilities	(252)	129

Net cash used in operating activities	(9,558)	(4,457)
Cash flows from investing activities:
Purchases of property and equipment	(317)	(65)

Net cash used in investing activities	(317)	(65)
Cash flows from financing activities:
Line of credit borrowings	4,500	3,075
Proceeds from term loan	40,000	—
Repayment of notes payable	(17,585)	(10)
Proceeds from the exercise of stock options	—	44
Redemption of redeemable common stock	(6,762)	—
Principal repayments of capital lease obligations	(209)	(18)
Payment of debt issuance costs	(811)	(9)

Net cash provided by financing activities	19,133	3,082
Change in cash and restricted cash	9,258	(1,440)
Cash and restricted cash, beginning of period	21,405	2,358

Cash and restricted cash, end of period	$30,663	$918

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,627	$2,190
Cash paid for income taxes	$58	$1
Supplemental disclosure of non-cash investing and financing activities:
Debt issuance costs included in accounts payable	$113	$—
Purchases of property and equipment in accounts payable and accrued expenses	$415	$715
Exercise of common stock warrants included in prepaids and other current assets	$628	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2019 and 2018

(amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

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

Merger with Avista Healthcare Public Acquisition Corp

On December 10, 2018, Avista Healthcare Public Acquisition Corp., our predecessor company (“AHPAC”), consummated the previously announced merger (the “Avista Merger”) pursuant to an Agreement and Plan of Merger, dated as of August 17, 2018 (as amended, the “Avista Merger Agreement”), by and among AHPAC, Avista Healthcare Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of AHPAC (“Avista Merger Sub”) and Organogenesis Inc., a Delaware corporation (“Organogenesis Inc.”). As a result of the Avista Merger and the other transactions contemplated by the Avista Merger Agreement, Avista Merger Sub merged with and into Organogenesis Inc., with Organogenesis Inc. surviving the Avista Merger and becoming a wholly owned subsidiary of AHPAC. AHPAC changed its name to Organogenesis Holdings Inc. (ORGO).

The Avista Merger was accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, AHPAC was treated as the “acquired” company for accounting purposes. This determination was primarily based on Organogenesis Inc.’s equity holders having a majority of the voting power of the combined company, Organogenesis Inc. comprising the ongoing operations of the combined entity, Organogenesis Inc. comprising a majority of the governing body of the combined company, and Organogenesis Inc.’s senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Avista Merger was treated as the equivalent of Organogenesis Inc. issuing stock for the net assets of AHPAC, accompanied by a recapitalization. The net assets of AHPAC were recorded at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Avista Merger are those of Organogenesis Inc.

Going Concern

Through March 31, 2019, the Company has funded its operations primarily with cash flow from product sales and proceeds from loans from affiliates and entities controlled by its affiliates, sales of its common stock and third-party debt. The Company has incurred recurring losses since inception, including net losses of $15,666 for the three-month period ended March 31, 2019, and $22,488 for three months ended March 31, 2018. In addition, as of March 31, 2019, the Company had an accumulated deficit of $145,574 and working capital of $32,755. The Company expects to continue to generate operating losses for the foreseeable future. As of May 10, 2019, the issuance date of the consolidated financial statements for the three months ended March 31, 2019, the Company expects that its cash of $30,561 as of March 31, 2019, plus cash flows from product sales and availability under the New Credit Agreement (see Note 9), which was entered into in March 2019, will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least May 31, 2020.

The Company may seek to raise additional funding through public and/or private equity financings, debt financings or other strategic transactions. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

The unaudited consolidated interim financial statements include the accounts of Organogenesis Holdings Inc. (a Delaware corporation following the Domestication), and its wholly owned subsidiary, Organogenesis Inc. and the wholly owned subsidiaries of Organogenesis Inc., including Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. For periods prior to the closing of the Avista Merger on December 10, 2018, the notes to the consolidated financial statements have been updated to give effect to the Avista Merger. All intercompany balances and transactions have been eliminated in consolidation. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In the opinion of management, the unaudited consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2019, and the results of its operations and its cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report other than as noted below.

Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2019.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. As of the adoption date of ASC 606, all of the Company’s contracts with customers contained a single performance obligation.

Disaggregation of Revenue

The following table sets forth revenue by product category:

	Three Months Ended March 31,
	2019	2018
Advanced Wound Care	$47,844	$29,223
Surgical & Sports Medicine	9,279	6,306

Total revenue	$57,123	$35,529

For the three months ended March 31, 2019 and March 31, 2018, net PuraPly revenue totaled $25,447 and $10,644, respectively. For the three months ended March 31, 2019 and March 31, 2018 revenue generated outside the US represented 1% of total revenue. Results for reporting periods beginning January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect at that time. The impact of the adoption of ASC 606 on the Company’s opening balances and for the three months ended March 31, 2019, in all financial statement line items impacted, was not significant from the amount that would have been reported under the previous guidance.

Product Revenue

The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. In the Advanced Wound Care market, the Company focuses on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds, primarily in the outpatient setting. In the Surgical & Sports Medicine market, the Company focuses on products that support the healing of musculoskeletal injuries, including degenerative conditions such as OA and tendonitis.

Product revenue is recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment, upon procedure date, or upon delivery based on the terms of a contract.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts or rebates that are offered within contracts between the Company and its customers relating to the Company’s sales of its products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for product due to over shipment or non-conforming shipment, or if the product was defective. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return reserves using its own historical sales information and if it becomes aware of other factors that it believes could significantly impact its expected returns, including product recalls, pricing changes, or change in reimbursement rates. These factors include its estimate of actual and historical return rates for non-conforming product and open return requests. The Company does not record an asset for returned product as it is discarded upon receipt.

Rebates and Allowances

The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized, resulting in a reduction to revenue and the establishment of a liability which is included in accrued expenses in the accompanying consolidated balance sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes. The Company estimates the amount of rebates and allowances that are explicitly stated in the Company’s contracts and based on an estimate of the third party’s buying patterns and the resulting applicable contractual rebate to be earned over a contractual period.

Costs to Obtain or Fulfill a Customer Contract

Applying the practical expedient in ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses. The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The Company adopted ASC 606 on January 1, 2019, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal year 2019 reflect the application of ASC 606 guidance while the reported results for fiscal year 2018 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605).

The adoption of ASC 606 will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. Historically, for certain customers, products were shipped in advance of the receipt of the purchase order and the Company recognized revenue on these products only upon receipt of a purchase order which is when the transaction price was deemed fixed and determinable. As control of these products has transferred upon use of the product in a procedure, the recognition of revenue will be accelerated to the procedure date under ASC 606. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2019.

Reclassification of Prior Period Balances

Reclassifications have been made to prior period amounts to conform to the current-year presentation of the reporting of deferred interest and principal on outstanding capital lease obligations and deferred tenant escalations as long-term liabilities on the consolidated balance sheets. The deferred interest and tenant escalation amounts were previously reported as accrued expenses on the consolidated balance sheets and the deferred principal on the capital lease obligations were recorded as part of the current portion of capital lease obligations on the consolidated balance sheet. These reclassifications have no effect on the reported net loss or net equity for the years ended March 31, 2019 and December 31, 2018.

Recent Accounting Pronouncements – Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet but recognize expense in a manner similar to the current standard. In July 2018, the FASB issued ASU 2018-10,“Codification Improvements to Topic 842, Leases,” which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02, and ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides adopters an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 for public business entities and interim periods within those years and for all other entities for years beginning after December 15, 2019. The Company is a public entity but took advantage of the relief provided for emerging growth companies to allow them to follow the private company adoption timelines. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the transition date. Full retrospective application is prohibited. The Company is in the process of updating its systems, policies and internal controls over financial reporting in anticipation of adopting these standards on January 1, 2020. The Company is evaluating the potential impact that the adoption of ASU 2016-02 and the amendments will have on the Company’s consolidated financial statements.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the three months ended March 31, 2019:

	Fair Value Measurements
	as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Redeemable common stock liability	$—	$—	$6,762	$6,762

	$—	$—	$6,762	$6,762

Redeemable Common Stock

On March 24, 2017, the Company issued 728,548 shares of Class A common stock in connection with the NuTech Medical acquisition (see Note 7), which were recorded at their fair value of $8.69 per share. These shares included a put right allowing the holder to put the shares back to the Company at an agreed-upon exercise price of $9.28 per share on March 24, 2019. The Company also had the right to call the shares at an agreed-upon exercise price of $9.28 per share prior to the second anniversary of the acquisition. These shares had been classified as temporary equity and had been accreted to the full redemption amount of $9.28 per share as the holder had the right to exercise the put right on March 24, 2019. These shares had the same rights and preferences as common stock. In December 2018, the Company received notification that the put option would be exercised. Accordingly, the Company reclassified the carrying value of the redeemable Class A common stock of $6,762 to a current liability as of December 31, 2018. The liability was settled in March 2019. As of March 31, 2019, the aforementioned 728,548 shares are held as treasury stock.

4. Accounts receivable, net

Accounts receivable consisted of the following:

	March 31, 2019	December 31, 2018
Accounts receivable	$35,801	$37,497
Less — allowance for sales returns and doubtful accounts	(3,292)	(3,420)

	$32,509	$34,077

The Company’s allowance for sales returns and doubtful accounts was comprised of the following:

Balance as of December 31, 2017	$3,225
Additions	1,157
Write-offs	(962)

Balance as of December 31, 2018	3,420
Reductions	(76)
Write-offs	(52)

Balance as of March 31, 2019	$3,292

5. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$6,865	$4,711
Work in process	1,440	1,759
Finished goods	9,667	6,851

	$17,972	$13,321

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory, and working with operations to maximize recovery of excess inventory. During the three months ended March 31, 2019 and 2018, the Company charged $520 and $1,482, respectively, to cost of goods sold within the consolidated statements of operations. As of March 31, 2019 and December 31, 2018, the Company recorded a reserve for excess and obsolete inventory of $2,836 and $2,951, respectively.

6. Property and Equipment, Net

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Leasehold improvements	$34,383	$34,345
Furniture, computers and equipment	45,169	44,752

	79,552	79,097
Accumulated depreciation and amortization	(63,337)	(62,435)
Construction in progress	23,239	22,961

	$39,454	$39,623

Depreciation expense was $902 and $872 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company had $21,689 of buildings under capital leases recorded within leasehold improvements. As of March 31, 2019 and December 31, 2018, the Company had $12,878 and $12,579 recorded within accumulated depreciation and amortization related to buildings under capital leases, respectively. Construction in progress primarily represents ongoing construction work on the 275 Dan Road SPE, LLC property.

7. Goodwill and Intangible Assets

In March 2017, the Company purchased Nutech Medical, Inc. (“NuTech Medical”) pursuant to an Agreement of Plan of Merger (“NuTech Merger Agreement”) dated March 18, 2017. As a result of this transaction, NuTech Medical merged with and into Prime Merger Sub, LLC, with Prime Merger Sub, LLC surviving the merger as a wholly-owned subsidiary of the Company. The Company recorded $19,446 of goodwill associated with the acquisition of NuTech Medical. Goodwill was $25,539 as of March 31, 2019 and December 31, 2018. There were no impairments recorded against goodwill during the three months ended March 31, 2019 and year ended December 31, 2018.

Identifiable intangible assets consisted of the following as of March 31, 2019:

	Original Cost	Accumulated Amortization	Net Book Value
Developed technology	$29,820	$(9,145)	$20,675
Trade names and trademarks	2,000	(472)	1,528
Independent sales agency network	4,500	(2,302)	2,198
Non-compete agreements	260	(69)	191

Total	$36,580	$(11,988)	$24,592

Identifiable intangible assets consisted of the following as of December 31, 2018:

	Original Cost	Accumulated Amortization	Net Book Value
Developed technology	$29,820	$(8,454)	$21,366
Trade names and trademarks	2,000	(413)	1,587
Independent sales agency network	4,500	(1,569)	2,931
Non-compete agreements	260	(53)	207

Total	$36,580	$(10,489)	$26,091

Amortization of intangible assets, calculated on a straight-line basis, was $1,498 and $917 for the three months ended March 31, 2019 and 2018, respectively.

8. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
Accrued personnel costs	$15,472	$15,218
Other	4,923	5,170

	$20,395	$20,388

9. Line of Credit and Notes Payable

Line of credit and notes payable consisted of the following:

	March 31,	December 31,
	2019	2018
Line of credit	$30,984	$26,484

Term loan	$40,000	$—
Less debt discount	(365)	—
Less current maturities	—	—

Term loan, net of debt discount	$39,635	$—

Notes payable	$—	$15,885
Less debt discount	—	(762)
Less current maturities	—	(2,545)

Notes payable, net of debt discount	$—	$12,578

New Credit Agreement

In March 2019, the Company and its subsidiaries, Organogenesis Inc. and Prime Merger Sub, LLC (collectively, and jointly and severally, “Borrower”), and Silicon Valley Bank (“SVB”), as Administrative Agent, Issuing Lender and Swingline Lender, and the several other lenders thereto (the “Lenders”) entered into a Credit Agreement (the “New Credit Agreement”) providing for a term loan (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Debt Facility”) in an aggregate principal amount of $100,000.

The Term Loan Facility is structured in three tranches, as follows: (i) the first tranche of $40,000 was made available to Borrower and fully funded on March 14, 2019; (ii) the second tranche of $10,000 will be made available to Borrower until September 30, 2019 upon: (a) the Lenders’ receipt of financial statements for the quarter ended June 30, 2019, (b) Borrower’s demonstrated compliance with the financial covenants in the New Credit Agreement and (c) Borrower’s achievement of trailing twelve month revenue of at least $221,250 and a trailing three month EBITDA (as defined in the New Credit Agreement) loss not in excess of $5,000; and (iii) the third tranche of $10,000 will be made available to Borrower until March 31, 2020 upon the Lenders’ confirmation of Borrower’s compliance with the financial covenants in the Credit Agreement through December 31, 2019; provided, however, that if Borrower does not achieve the milestones required for the second tranche, the amount that may become available under the third tranche will be increased from $10,000 to $20,000. The interest rate for term loan advances made under the Term Loan Facility is a per annum interest rate equal to 3.75% above the Wall Street Journal Prime Rate. The New Credit Agreement requires Borrower to make monthly interest-only payments on outstanding balances under the Term Loan Facility through March 14, 2021. Thereafter, each term loan advance will be repaid in thirty-six equal monthly installments of principal, plus accrued interest, with the Term Loan Facility maturing on March 14, 2024 (the “Term Loan Maturity Date”).

Borrower’s final payment on the Term Loan Facility, due on the Term Loan Maturity Date, will include all outstanding principal and accrued and unpaid interest under the Term Loan Facility, plus a final payment (the “Final Payment”) equal to the original aggregate principal amount of the Term Loan Facility multiplied by 6.25%. Borrower may prepay the Term Loan Facility, subject to paying the Prepayment Premium (described below) and the Final Payment. The Prepayment Premium is equal to 3.00% of the outstanding principal amount of the Term Loan Facility if the prepayment occurs on or prior to the one year anniversary of the closing, 2.00% of the outstanding principal amount of the Term Loan Facility if the prepayment occurs after such one year anniversary and prior to the second anniversary of the closing, and 1.00% of the outstanding principal amount of the Term Loan Facility if the prepayment occurs after the two year anniversary but prior to the three year anniversary of the closing, and 0% thereafter. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.

The Revolving Facility is equal to the lesser of $40,000 and the amount determined by the Borrowing Base, which is defined as a percentage of the Company’s book value of qualifying finished goods inventory and eligible accounts receivable. The interest rate for advances under the Revolving Facility is a floating per annum interest rate equal to the Wall Street Journal Prime Rate. In the event that the aggregate amount of interest earned by the Lenders from the Revolving Facility in any given month is less than the interest that would have been earned if Borrower had average outstanding advances in an amount equal to 25% of the then-available Revolving Commitments (as defined in the New Credit Agreement) then Borrower must pay the Agent Minimum Interest (as defined in the New Credit Agreement) in an amount equal to interest that would have accrued if average outstanding advances under the Revolving Facility had been 25% of the then-available Revolving Commitments less any interest actually earned by the Lenders. Borrower is also required to pay an unused line fee equal to 0.25% per annum, calculated based on the difference of $40,000 minus the greater of (i) the average balance outstanding under the Revolving Facility for such period and (ii) 25% of the then-available Revolving Commitments. The maturity date for advances made under the Revolving Facility is March 14, 2024.

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

As of March 31, 2019, the Company has drawn down the first tranche of $40,000 from the Term Loan Facility and has an outstanding balance of $30,984 under the Revolving Facility with $2,614 available for future revolving borrowings. The Company incurred costs of $554 in connection with the Term Loan Facility, of which $370 is recorded as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheet and will be amortized to interest expense through the Term Loan Maturity Date and $185 related to the second and third tranche is recorded in other assets until the respective funding occurs. Interest expense recognized in the three months ended March 31, 2019 under the Term Loan Facility is $223. In connection with the Revolving Facility, the Company incurred costs of $370, which are recorded as other assets and amortized to interest expense through March 14, 2024. Interest expense recognized in the three months ended March 31, 2019 under the Revolving Facility is $80. Accrued interest on the Term Loan Facility and Revolving Facility totaled $292 as of March 31, 2019. As of March 31, 2019, the unamortized portion of the costs for the Term Loan Facility and the Revolving Facility were $365 and $627, respectively.

Future payments of Term Loan Facility, as of March 31, 2019, are as follows for the calendar years ended December 31:

2019	$—
2020	—
2021	12,222
2022	13,333
2023	13,333
2024	1,112

Total	$40,000

Credit Agreement

On March 21, 2017, the Company entered into a credit agreement (the “Credit Agreement”) with SVB whereby SVB agreed to extend to the Company a revolving credit facility in an aggregate amount not to exceed $30,000 with a letter of credit sub-facility and a swing line sub-facility as a sublimit of the revolving loan facility. The amount available to borrow under both sub-facilities was dependent on a borrowing base, which was defined as a percentage of the Company’s book value of qualifying finished goods and eligible accounts receivable. The Credit Agreement required that a portion of the proceeds be used to pay in full, all amounts then outstanding under an existing line of credit agreement. As of December 31, 2018, the Company had borrowed an aggregate of $26,484 under the revolving credit facility and the total amount available for future revolving borrowings was $3,516.

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

On March 14, 2019, $26,541, representing all outstanding amounts relating to the revolving borrowing due under the Credit Agreement, including unpaid principal and accrued interest, was rolled into the New Credit Agreement. Interest expense associated with the Credit Agreement for the three months ended March 31, 2019 and March 31, 2018 is $398 and $374, respectively, which includes interest expense related to the amortization of deferred financing costs of $56 and $54 for the three months ending March 31, 2019 and March 31, 2018, respectively.

Master Lease Agreement

On April 28, 2017, the Company entered into a master lease agreement with Eastward Fund Management LLC that allowed the Company to borrow up to $20,000 on or prior to June 30, 2018. Of the allowable amount, the Company borrowed a total of $16,000. If the Company elected to prepay the loan or terminated the loan early within the first 24 months, the Company was required to pay an additional 3% of the outstanding principal, and any accrued and unpaid interest and fees. This prepayment fee decreased to 2% after the first 24 months. A final payment fee of 6.5% multiplied by the principal amount of the borrowings under the ML Agreement was due upon the earlier to occur of the first day of the final payment term month or prepayment of all outstanding principal. In March 2019, upon entering into the New Credit Agreement, the Company paid an aggregate amount of $17,649 due under the ML Agreement, including unpaid principal, accrued interest, final payment, and early termination penalty, with proceeds from the New Credit Agreement and the ML Agreement was terminated. The interest expense associated with the ML Agreement for the three months ended March 31, 2019 and 2018 was $461 and $532, respectively, including interest expense related to the amortization of the debt discount of $69 and $73 during the three months ending March 31, 2019 and March 31, 2018, respectively. Upon termination of the ML Agreement, the Company recognized $1,862 as loss on the extinguishment of the loan.

10. Stockholders’ Equity

Common Stock

As of March 31, 2019, the authorized capital stock of the Company included 400,000,000 shares of common stock, $0.0001 par value, respectively.

At March 31, 2019 and December 31, 2018, the Company has reserved the following shares of common stock for future issuance:

	March 31,	December 31,
	2019	2018
Shares reserved for issuance under the Organogenesis Inc. 2003 Stock Incentive Plan (the “2003 Plan”)	6,584,397	6,590,725
Shares reserved for issuance under the Organogenesis Holdings Inc. 2018 Equity Incentive Plan (the “2018 Plan”)	9,108,996	9,108,996
Shares reserved for issuance under the warrants	17,678,074	17,732,700

Total shares of authorized common stock reserved for future issuance	33,371,464	33,432,421

11. Stock-Based Compensation

2018 Stock Incentive Plan

On November 28, 2018, the board of directors of the Company adopted, and on December 10, 2018 the Company’s stockholders approved, the 2018 Plan. The purposes of the 2018 Plan are to (i) provide long-term incentives and rewards to those employees, officers, directors and other key persons (including consultants) of the Company and its subsidiaries who are in a position to contribute to the long-term success and growth of the Company and its subsidiaries, (ii) to assist the Company and its subsidiaries in attracting and retaining persons with the requisite experience and ability, and (iii) to more closely align the interests of such employees, officers, directors and other key persons with the interests of the Company’s stockholders.

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

As of March 31, 2019, a total of 9,198,996 shares of Class A common stock have been authorized to be issued under the 2018 Plan (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company). As of March 31, 2019, options to purchase 90,000 shares of Class A common stock were outstanding under the 2018 Plan. No other awards have been issued under the 2018 Plan.

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

The Company recorded stock-based compensation expense for options granted of $22 within selling, general and administration expense in the consolidated statement of operations during the three months ended March 31, 2019.

2003 Stock Incentive Plan

The 2003 Plan, provides for the Company to issue restricted stock awards, or to grant incentive stock options or non-statutory stock options. Incentive stock options may be granted only to the Company’s employees. Restricted stock awards and non-statutory stock options may be granted to employees, members of the board of directors, outside advisors and consultants of the Company.

As of the closing of the Avista Merger on December 10, 2018, a total of 7,176,715 shares of Class A common stock were issuable upon exercise of outstanding options under the 2003 Plan. Effective as of the closing of the Avista Merger on December 10, 2018, no additional awards may be made under the 2003 Plan and as a result (i) any shares in respect of stock options that are expired or terminated under the 2003 Plan without having been fully exercised will not be available for future awards; (ii) any shares in respect of restricted stock that are forfeited to, or otherwise repurchased by us, will not be available for future awards; and (iii) any shares of common stock that are tendered to the Company by a participant to exercise an award will not be available for future awards.

Following the closing of the Avista Merger, the 2003 Plan is administered by the Company’s board of directors. Stock options awarded under the 2003 Plan expire 10 years after the grant date. Stock options granted to employees of the Company typically vest over four or five years.

The Company recorded stock-based compensation expense for options granted to employees of $202 and $317 within selling, general and administration expense in the consolidated statement of operations during the three months ended March 31, 2019 and March 31, 2018, respectively.

Stock Option Valuation

No stock options were granted during the three months ended March 31, 2019. The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees during the three months ended March 31, 2018 were as follows, presented on a weighted average basis:

Risk-free interest rate	2.73%
Expected term (in years)	5.89
Expected volatility	42.0%
Expected dividend yield	0.0%
Exercise price	$5.99
Fair value of common share	$5.82

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2018 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	7,266,715	$1.91	5.89	33,976
Granted	—	—
Cancelled / forfeited	(6,328)	2.93
Exercised	—	—

Outstanding as of March 31, 2019	7,260,387	1.91	5.65	33,953

Options exercisable as of March 31, 2019	5,668,574	1.54	5.00	28,547

Options vested or expected to vest as of March 31, 2019	6,976,993	$1.83	5.53	33,178

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A common stock.

The weighted average grant-date fair value per share of stock options granted during the period ended December 31, 2018 was $2.39.

The total fair value of options vested during the period ended March 31, 2019 and year ended December 31, 2018 was $266 and $963, respectively.

As of March 31, 2019, the total unrecognized stock compensation expense was $1,571 and is expected to be recognized over a weighted-average period of 2.62 years.

At March 31, 2019, there was one partial recourse note outstanding totaling $635, which was secured with the 675,990 shares and options held by the former executive (see Note 14). As a result of the loan still outstanding, the 675,990 options securing the loan are included within the options outstanding and recorded at par value with an offset to additional paid in capital.

12. Net Loss per Share

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

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	7,260,387	7,265,457
Redeemable common stock	—	728,548
Warrants to purchase common stock	17,678,074	1,561,485

	24,938,461	9,555,490

13. Commitments and Contingencies

Capitalized Leases

On January 1, 2013, the Company entered into capital lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts. 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also stockholders of the Company. The leases terminate on December 31, 2022 and each contain a one renewal option for a five year period at the greater of (i) rent for the last year of the prior term, or (ii) rental rates equal to the then fair market value. Notice of the exercise of this renewal option is due one year prior to expiration of the initial term. Aggregate annual lease payments are approximately $4,308 with future rent increases of 10% effective January 1, 2022.

The Company records the capital lease asset within property and equipment and the liability is recorded within the capital lease obligations on the consolidated balance sheets.

As of March 31, 2019 and December 31, 2018, the Company owed an aggregate of $10,336 and $10,293, respectively, of accrued but unpaid lease obligations. These accrued but unpaid lease obligations are subordinated to the New Credit Agreement. The principal portion of rent in arrears on the capital leases totaled $5,579 and $5,265 as of March 31, 2019 and December 31, 2018, respectively and is included in the long-term portion of capital lease obligations. The interest portion of rent in arrears totaled $3,984 and $4,174 as of March 31, 2019 and December 31, 2018, respectively and is included in other liabilities on the consolidated balance sheets. In addition to rent, the Company is responsible for payment of all operating costs and common area maintenance under the aforementioned leases. As of March 31, 2019 and December 31, 2018 the Company owed $773 and $854, respectively, of operating and common area maintenance costs which are included in other liabilities on the consolidated balance sheets.

2019 (remaining nine months)	$3,231
2020	4,308
2021	4,308
2022	4,738
Thereafter	9,563

26,148
Less amount representing interest	(8,702)

Present value of minimum lease payments	17,446
Less current maturities	(2,337)

Long-term portion	$15,109

Operating Lease

During November 2011, the Company entered into vehicle lease and fleet services agreements for the lease of vehicles and service on these vehicles for certain employees. The minimum lease term for each newly leased vehicle is one year with three consecutive one-year renewal terms. Lease expense associated with the lease of the vehicles for the three months ended March 31, 2019 and 2018 was $881 and $660, respectively.

During March 2014, in conjunction with the acquisition of Dermagraft from Shire plc, the Company entered into a rental sublease agreement for certain operating and office space in California. The original sublease agreements called for escalating monthly rental payments and was set to expire on January 2017. These sublease agreements were renegotiated in 2016 and subsequently extended through 2021. Rent expense is being recorded on a straight-line basis over the term of the lease. Rent expense associated with this lease agreement for the three months ended March 31, 2019 and 2018 was $389.

On March 13, 2019, the Company entered into an agreement to lease approximately 43,850 square feet of office and laboratory space in Norwood, Massachusetts. Pursuant to the lease agreement, the lease commenced on March 13, 2019. The rent commencement date will be February 1, 2020. The initial lease term is ten years from the rent commencement date and includes an early option for an early extension term of five years which is exercisable during the first two years after the rent commencement date. In addition to the early extension term, the lease provides the Company with an option to extend the lease term for a period of ten years, in addition to the five-year early extension term, if exercised, at rental rates equal to the then fair market value. Annual lease payments during the first year are $1,052 with increases of $44 each year during the initial ten-year lease term with increase of $44 during the first year of the early extension term and $33 during years two through five of the early extension term. Upon execution of the agreement, the Company delivered a security deposit in the form of a letter of credit of $526 to the landlord. Following 36 months from the rent commencement date the security deposit may be reduced by $263. Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense associated with this lease totaled $52 for the three months ended March 31, 2019. As of March 31, 2019, deferred rent totaled $52.

Future minimum lease payments due under noncancelable operating lease agreements as of March 31, 2019 are as follows:

2019 (remaining nine months)	$3,026
2020	4,959
2021	4,386
2022	1,774
2023	1,180
Thereafter	8,123

$23,448

Royalty Commitments

The Company entered into a license agreement with a university for certain patent rights related to the development, use and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of March 31, 2019 and December 31, 2018, and are classified as part of accrued expenses on the Company’s consolidated balance sheets. There was no royalty expense incurred during the three months ended March 31, 2019 or 2018 related to this agreement.

In October 2017, the Company entered into a license agreement to resolve a patent infringement claim by a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2016, through the expiration date of the underlying patent, subject to minimum royalty payment provisions. The Company recorded royalty expense of $788 and $388 during the three months ended March 31, 2019 and 2018, respectively, within selling, general and administrative expenses on the consolidated statement of operations. The Company is required to make one final payment of $150 in April 2019, related to maintenance of the underlying patent.

Legal Proceedings

In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position of the Company. The Company accrues for these claims when amounts due are probable and estimable.

The Company accrued $1,000 as of March 31, 2019 and December 31, 2018 in relation to certain pending lawsuits.

The purchase price for NuTech Medical included $7,500 of future payments issued as deferred acquisition consideration. As of March 31, 2019, the Company has paid $2,500 in deferred acquisition consideration. The amount, if any, of the remaining $5,000 of deferred acquisition consideration plus accrued interest owed to the sellers of NuTech Medical is currently in dispute. As of March 31, 2019, the Company recorded $692 of accrued interest related to the deferred acquisition consideration which is recorded in accrued expenses and other current liabilities. The Company has asserted certain claims for indemnification that would offset in whole or in part its payment obligation and the sellers of NuTech Medical have filed a lawsuit alleging breach of contract and seeking specific performance of the alleged payment obligation and attorneys’ fees.

14. Related Party Transactions

Capital lease obligations to affiliates are further described in Notes 13.

During 2010, the Company’s board of directors approved a loan program that permitted the Company to make loans to three executives of the Company (the “Employer Loans”) to (i) provide them with liquidity (“Liquidity Loans”) and (ii) fund the exercise of vested stock options (“Option Loans”). The Employer Loans mature with all principal and accrued interest due on the tenth anniversary of the issuance date of each subject loan, except that in certain circumstances the Employer Loans may mature earlier. The borrower may prepay all or any portion of his Employer Loan at any time without premium or penalty. Interest on the Employer Loans accrues at various rates ranging from 2.30%—3.86% per annum, compounded annually. The Employer Loans are secured by stock and options in the Company held by the borrowers. The Company has no personal recourse against the borrowers beyond the pledged shares and options. As of March 31, 2019 and December 31, 2018, Liquidity Loans to two former executives remain outstanding with an aggregate principal balance of $2,350. As of March 31, 2019 and December 31, 2018, Option Loans to one former executive was outstanding with an aggregate principal balance of $635 and was secured by 675,990 shares of Class A common stock held by the former executive (see Note 11). The net principal and interest receivable under the Employer Loans as of March 31, 2019 and December 31, 2018 was $496 and $477, respectively, and is included in the notes receivable from related parties balance in the consolidated balance sheets. Interest income related to these notes was $19 for three months ended March 31, 2019 and 2018.

In connection with the acquisition of NuTech Medical, the Company entered into an operating lease with Oxmoor Holdings, LLC, an entity that is affiliated with the sole shareholder of NuTech Medical, related to the facility at NuTech Medical’s headquarters in Birmingham, Alabama. Under the lease, the Company is required to make monthly rent payments of approximately $21 through December 31, 2020. The rent expense for three months ended March 31, 2019 and 2018 was $62 and $60 respectively.

15. Subsequent Events

The Company has evaluated subsequent events through May 10, 2019, the date on which these consolidated financial statements were issued. There were no subsequent events that need disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on March 18, 2019, as amended. Please refer to our note regarding forward-looking statements on page 2 of this Form 10-Q, which is incorporated herein by this reference.

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

For the three months ended March 31, 2019, we generated $57.1 million of revenue and had a net loss of $15.7 million compared to revenue of $35.5 million and had a net loss of $22.5 for the three months ended March 31, 2018. We expect to incur operating losses for the foreseeable future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of March 31, 2019, we had an accumulated deficit of $145.6 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our common stock. We operate in one segment, regenerative medicine.

Components of Our Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of March 31, 2019, we had approximately 245 direct sales representatives and approximately 155 independent agencies.

We recognize revenue from sales of our Advanced Wound Care and Surgical & Sports Medicine products when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment, upon procedure date, or upon delivery based on the contractual terms of a contract. We record revenue net of a reserve for returns, early payment discounts and GPO rebates, which represent a direct reduction to the revenue we recognize.

Several factors affect our reported revenue in any period, including product, payer and geographic sales mix, operational effectiveness, pricing realization, marketing and promotional efforts, timing of orders and shipments, regulatory actions including healthcare reimbursement scenarios, competition and business acquisitions.

Included within our Advanced Wound Care revenue is our PuraPly product portfolio that consists of PuraPly and PuraPly AM. We launched PuraPly in mid-2015 and introduced PuraPly AM in 2016. In order to encourage the development of innovative medical devices, drugs and biologics, the Center for Medicare & Medicaid Services, or CMS, can grant new products an additional “pass through payment” in addition to the bundled payment amount for a limited period of no more than three years. Our PuraPly products were granted pass-through status from launch through December 31, 2017, which created an economic incentive for practitioners to use PuraPly over other skin substitutes. As a result, we saw increases in revenue related to our PuraPly portfolio in the reported periods. Beginning January 1, 2018, PuraPly AM and PuraPly transitioned to the bundled payment structure for skin substitutes, which provides for a two-tiered payment system in the hospital outpatient and ASC setting. The two-tiered Medicare payment system bundles payment for our Advanced Wound Care products (and all skin substitutes) into the payment for the procedure for applying the skin substitute, resulting in a single payment to the provider that includes reimbursement for both the procedure and the product itself. As a result of the transition to the bundled payment structure, total Medicare reimbursement for procedures using our PuraPly AM and PuraPly products decreased substantially. This reduction in reimbursement resulted in a substantial decrease in revenue from our PuraPly AM and PuraPly products during the first nine months of 2018 and had a negative effect on our business, results of operations and financial condition. On March 23, 2018, Congress passed, and the President signed into law, the Consolidated Appropriations Act of 2018, or the Act. The Act restored the pass-through status of PuraPly and PuraPly AM effective October 1, 2018. As a result, PuraPly and PuraPly AM remained in the bundled payment structure from January 1, 2018 through September 30, 2018. On October 1, 2018, Medicare resumed making pass-through payments to hospitals using PuraPly and PuraPly AM in the outpatient hospital setting and in ASCs. PuraPly and PuraPly AM will retain pass-through reimbursement status until September 30, 2020. Our other skin substitute products remain in the bundled payment structure.

Cost of goods sold, gross profit and gross profit margin

Cost of goods sold includes personnel costs, product testing costs, quality assurance costs, manufacturing costs, raw materials and product costs, and the costs associated with our manufacturing and warehouse facilities. The increases in our cost of goods sold correspond with the increases in sales units driven by the expansion of our sales force and sales territories, expanded product portfolio offerings, and the number of facilities that offer our products. We expect our cost of goods sold to increase due primarily to increased sales volumes.

Gross profit is calculated as net revenue less cost of goods sold and generally increases as revenue increases. Gross profit margin is calculated as gross profit divided by total revenue. Our gross profit and gross profit margin are affected by product and geographic sales mix, realized pricing of our products, the efficiency of our manufacturing operations and the costs of materials used to make our products. Regulatory actions, including healthcare reimbursement scenarios, which may require costly expenditures or result in pricing pressure, may decrease our gross profit and gross profit margin.

Selling, general and administrative expenses

Selling, general and administrative expenses generally include personnel costs, commissions, incentive compensation, customer support, insurance, professional fees, depreciation, bad debt expense and information systems costs. We expect our selling, general and administrative expenses to continue to increase due to continued revenue growth, increased investments in market development, geographic expansion and expansion of our sales and marketing forces.

Research and development expenses

Research and development expenses include personnel costs, costs related to investments for improvements to our manufacturing processes, enhancements to our currently available products, and additional investments in our product pipeline and product platforms. Our research and development expenses also include expenses for clinical trials and regulatory costs. We expense research and development costs as incurred. We generally expect that research and development expenses will increase over time as we continue to conduct clinical trials and move products through the regulatory pathway, add related personnel to support product enhancements as well as bring new products to market, and enhance our manufacturing process and products.

Other income (expense), net

Interest expense, net. Interest expense, net consists of interest on our outstanding indebtedness, including amortization of debt discount and debt issuance costs, net of interest income recognized in connection with loans made to former executives.

Change in fair value of warrant liability. In connection with the 2016 Loans (as defined below), we issued warrants to purchase our common stock to the lenders, who are affiliates of ours. We classified the warrants as a liability on our consolidated balance sheets because each warrant provided for down-round protection, which provided that the exercise price of the warrants be adjusted if we issued equity at a price that was below the exercise price of the warrants. The price of the warrant would also have been adjusted any time the price of another equity-linked instrument changed. The warrant liability was initially recorded at fair value and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense), net in the consolidated statements of operations. Changes in the fair value of the warrant liability were recognized until the warrants were exercised immediately prior to the closing of the Avista Merger on December 10, 2018.

Loss on the extinguishment of debt. In March 2019, upon entering into the New Credit Agreement, we paid an aggregate amount of $17,649 due under the ML Agreement, including unpaid principal, accrued interest and early termination penalty, with proceeds from the New Credit Agreement and the ML Agreement was terminated. Upon termination of the ML Agreement, we recognized $1,862 as loss on the extinguishment of the loan.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net revenue	$57,123	$35,529
Cost of goods sold	16,980	14,521

Gross profit	40,143	21,008
Operating expenses:
Selling, general and administrative	48,893	38,165
Research and development	3,371	2,824

Total operating expenses	52,264	40,989

Loss from operations	(12,121)	(19,981)

Other income (expense), net:
Interest expense, net	(1,778)	(2,410)
Change in fair value of warrants	—	(74)
Loss on the extinguishment of debt	(1,862)
Other income, net	132	5

Total other income (expense), net	(3,508)	(2,479)

Net loss before income taxes	(15,629)	(22,460)
Income tax expense	(37)	(28)

Net loss	$(15,666)	$(22,488)

EBITDA and Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net loss	$(15,666)	$(22,488)
Interest expense, net	1,778	2,410
Income tax expense	37	28
Depreciation	902	872
Amortization	1,498	917

EBITDA	(11,451)	(18,261)

Stock-based compensation expense	224	317
Change in contingent consideration forfeiture asset (1)	—	589
Change in fair value of warrant liability (2)	—	74
Loss on extinguishment of debt (3)	1,862	—

Adjusted EBITDA	$(9,365)	$(17,281)

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

(3)	Amount reflects the amount of loss recognized on the extinguishment of the master lease agreement upon repayment.

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$47,844	$29,224	$18,620	64%
Surgical & Sports Medicine	9,279	6,305	2,974	47%

Net revenue	$57,123	$35,529	$21,594	61%

Net revenue from our Advanced Wound Care products increased by $18.6 million, or 64%, to $47.8 million in the three months ended March 31, 2019 from $29.2 million in the three months ended March 31, 2018. Our increase in Advanced Wound Care net revenue was primarily attributable to additional sales personnel, PuraPly regaining pass-through reimbursement status for the two-year period effective October 1, 2018 and the continued growth in adoption of our amniotic products acquired in the NuTech Medical acquisition. Net revenue from our Surgical & Sports Medicine products increased by $3.0 million, or 47%, to $9.3 million in the three months ended March 31, 2019 from $6.3 million in the three months ended March 31, 2018. The increase in Surgical & Sports Medicine revenue was primarily due to the expansion of the sales force and penetration of existing and new customer accounts. Included within net revenue is PuraPly revenue of $25.4 million and $10.6 million for the three months ended March 31, 2019 and 2018, respectively. Results for reporting periods beginning January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect at that time. The impact of the adoption of ASC 606 on our opening balances and for the three months ended March 31, 2019, in all financial statement line items impacted, was not significant from the amount that would have been reported under the previous guidance.

Cost of goods sold, gross profit and gross profit margin

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Cost of goods sold	$16,980	$14,521	$2,459	17%

Gross profit	$40,143	$21,008	$19,135	91%

Gross profit %	70%	59%

Cost of goods sold increased by $2.5 million, or 17%, to $17.0 million in the three months ended March 31, 2019 from $14.5 million in the three months ended March 31, 2018. The increase in cost of goods sold was primarily due to increased unit volumes, additional manufacturing and quality control headcount, and facility improvement projects.

Gross profit increased by $19.1 million, or 91%, to $40.1 million in the three months ended March 31, 2019 from $21 million in the three months ended March 31, 2018. Our growth in gross profit resulted primarily from increased sales volume due to the strength in our Advanced Wound Care products, PuraPly regaining pass-through reimbursement status for the 2-year period effective October 1, 2018, and incremental revenue from our Surgical & Sports Medicine products as a result of our NuTech Medical acquisition and the resulting higher margins realized as a result of manufacturing efficiencies associated with our Advanced Wound Care products.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue for the periods indicated:

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Research and development	$3,371	$2,824	$547	19%

Research and development as a percentage of revenue	6%	8%

Research and development expenses increased by $0.5 million, or 19%, to $3.4 million in the three months ended March 31, 2019 from $2.8 million in the three months ended March 31, 2018. The increase in research and development expenses is primarily due to a $0.5 million increase in clinical research costs associated with our Advanced World Care and Surgical & Sports Medicine products and increased headcount. We expect our research and development costs to continue to increase throughout 2019.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue for the periods indicated:

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$48,893	$38,165	$10,728	28%

Selling, general and administrative as a percentage of revenue	86%	107%

Selling, general and administrative expenses increased by $10.7 million, or 28%, to $48.9 million in the three months ended March 31, 2019 from $38.2 million in the three months ended March 31, 2018. The increase in selling, general and administrative expenses is primarily due to a $9.3 million increase related to additional headcount, primarily in our direct sales force, an increase of $1.2 million in legal, consulting fees and other costs associated with the ongoing operations of our business, an increase of amortization of $0.6 million as a result of the NuTech Medical acquisition, and an increase of $0.4 million in royalties attributable to certain product sales. These increases are partially offset by a decrease of $0.6 million related to the expiration of the forfeiture right asset in the prior year and a decrease of $0.2 million in other costs.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Interest expense, net	$(1,778)	$(2,410)	$632	-26%
Change in fair value of warrant liability	—	(74)	74	-100%
Loss on the extinguishment of debt	(1,862)	—	(1,862)	**
Other expense, net	132	5	127	**

Total other expense, net	$(3,508)	$(2,479)	$1,029	42%

**	not meaningful

Other expense, net increased by $1.0 million, or 42%, to $3.5 million in the three months ended March 31, 2019 from $2.5 million in the three months ended March 31, 2018. Interest expense, net decreased to $1.8 million in the three months ended March 31, 2019 from $2.4 million in the three months ended March 31, 2018 primarily due to the repayment of affiliate debt in connection with the Avista Merger. The decrease in the change in fair value of warrant liability is primarily due to the exercise of the underlying warrants in connection with the Avista merger transaction. The loss on the extinguishment of debt of $1.8 million for the three months ended March 31, 2019 reflects the write-off of unamortized debt discount upon repayment of the master lease agreement as well as early payment penalties.

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital spending through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of March 31, 2019, we had $30.6 million in cash. We expect that our cash on hand of $30.6 million as of March 31, 2019, plus availability under our New Credit Agreement with Silicon Valley Bank, which we entered into in March 2019, and cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments through at least May 31, 2020.

Our primary uses of cash are working capital requirements, capital expenditures and debt service payments. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. Working capital is used principally for our personnel as well as manufacturing costs related to the production of our products. Our working capital requirements vary from period-to-period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers. Our capital expenditures consist primarily of building and improvements, manufacturing equipment, and computer hardware and software.

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute on our business strategy, we anticipate that they will be obtained through the sales of product, incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit or equity markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(9,558)	$(4,457)
Net cash used in investing activities	(317)	(65)
Net cash provided by financing activities	19,133	3,082

Net change in cash and restricted cash	$9,258	$(1,440)

Operating Activities

During the three months ended March 31, 2019, net cash used in operating activities was $9.6 million, resulting from our net loss of $15.7 million and offset by net cash provided by changes in our operating assets and liabilities of $1.0 million, and non-cash charges of $5.1 million. Net cash provided by changes in our operating assets and liabilities include an increase in accounts payable of $4.9 million, an increase in inventory of $5.3 million, an increase in prepaid expenses and other current assets of $1.0 million, an increase in accrued expenses of $0.1 million, all of which were offset by a decrease in accounts receivable of $2.5 million.

During the three months ended March 31, 2018, net cash used in operating activities was $4.5 million, resulting from our net loss of $22.5 million, partially offset by net cash provided by changes in our operating assets and liabilities of $13.7 million and non-cash charges of $4.3 million. Net cash provided by changes in our operating assets and liabilities include a decrease in accounts receivable of $7.5 million, an increase in accounts payable of $9.7 million and an increase in accrued interest – affiliate debt of $0.8 million. The increases were partially offset by an increase in inventory of $2.3 million, an increase in prepaid expenses and other current assets of $1.4 million and a decrease in accrued expenses and other current liabilities of $0.6 million.

Investing Activities

During the three months ended March 31, 2019, we used $0.3 million of cash in investing activities solely consisting of capital expenditures.

During the three months ended March 31, 2018, we used $0.1 million of cash in investing activities solely consisting of capital expenditures.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $19.1 million. This consisted primarily of $40.0 in proceeds from the Term Loan under the New Credit Agreement and $4.5 million in borrowings under the Revolver in this agreement. The net cash provided by financing activities was partially offset by the payment of the put option on redeemable common stock of $6.8 million, repayment of master lease agreement of $17.6 million, and the payment of $0.8 million of debt issuance costs related to the New Credit Agreement.

During the three months ended March 31, 2018, net cash provided by financing activities was $3.1 million that consisted primarily of $3.1 million in net borrowings under our Credit Agreement.

Indebtedness

2019 New Credit Agreement

On March 14, 2019, we and our subsidiaries, Organogenesis Inc. and Prime Merger Sub, LLC entered into a credit agreement with SVB and the several other lenders, which we refer to as the New Credit Agreement. The New Credit Agreement provides for a revolving credit facility of up to the lesser of $40.0 million and the amount determined by the Borrowing Base (as defined in the New Credit Agreement). Additionally, we entered into a $60.0 term loan structured in three tranches. The first tranche of $40.0 million was made available to us and fully funded on March 14, 2019; (ii) the second tranche of $10.0 million shall be made available to us until September 30, 2019 upon: (a) the lenders’ receipt of financial statements for the quarter ended June 30, 2019, (b) our demonstrated compliance with the financial covenants in the New Credit Agreement and (c) our achievement of trailing twelve month revenue of at least $221.25 million and a trailing three month EBITDA (as defined in the New Credit Agreement) loss not in excess of $5.0 million; and (iii) the third tranche of $10.0 million shall be made available to us until March 31, 2020 upon the lenders’ confirmation of our compliance with the financial covenants in the New Credit Agreement through December 31, 2019; provided, however, that if we do not achieve the milestones required for the second tranche, the amount that may become available under the third tranche shall be increased from $10.0 million to $20.0 million.

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

As of March 31, 2019, we had outstanding borrowing under the revolving credit facility and term loan of the New Credit Agreement of $31 million and $40 million, respectively.

2017 Credit Agreement

In March 2017, we entered into a credit agreement with SVB, which we refer to as the Credit Agreement. The Credit Agreement, as amended, provided for a revolving credit facility of up to $30.0 million and a term loan of up to $5.0 million. The term loan was repaid in full in December 2018. As of December 31, 2018, we had outstanding borrowing under the revolving credit facility portion of the Credit Agreement of $26.5 million. Upon entering into the New Credit Agreement, the outstanding amount due under the Credit Agreement was fully repaid and terminated.

ML Agreement

In April 2017, we entered into the ML Agreement with Eastward Fund Management LLC. As of December 31, 2018, we had outstanding borrowings of $15.9 million under the ML Agreement. Upon entering into the New Credit Agreement, the outstanding amount due under ML Agreement was fully repaid and terminated.

NuTech Medical

As part of the consideration for the acquisition of NuTech Medical on March 24, 2017, we agreed to make four quarterly payments of $1.0 million during the first year following the closing, less a $0.5 million adjustment for working capital, and a payment of $4.0 million on the fifteen-month anniversary of the closing. As of March 31, 2019, $5.0 million remains payable and is accruing interest at a rate of 6% per annum.

Funding Requirements

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$23,638	$4,217	$8,823	$2,778	$7,820
Capital lease obligations(2)	26,148	4,308	8,723	13,117	—
Debt obligations(3)	93,417	5,054	24,123	64,240	—
Purchase commitments(4)	13,235	13,235	—	—	—
Deferred acquisition consideration(5)	5,692	5,692	—	—	—
Litigation settlement(6)	150	150	—	—	—

Total	$162,280	$32,656	$41,669	$80,135	$7,820

(1)	Amounts in the table reflect minimum payments due for our lease of office space and vehicles under operating leases that expire between 2019 and 2030.
(2)

Amounts in the table reflect the total cash payments on our capital lease obligations associated with the Real Estate Entities, including accrued interest of $3,984. The leases have a ten-year term and expire in December 2022.

(3)

Amounts in the table reflect the contractually required principal and interest payable as of March 31, 2019 pursuant to outstanding borrowings under the 2019 New Credit Agreement. The table reflects principal and interest payments due under the 2019 New Credit Agreement with interest only payments through March 2021 at an interest rate of 9.25%, as well as a final payment of $2.5 million due upon repayment of all outstanding amounts. The table also reflects interest payments relating to the outstanding principal due in March 2024 in relation to the line of credit under the New Credit Agreement, calculated using an interest rate of 5.5%, which was the applicable interest rate as of March 31, 2019.

(4)	Amounts in the table reflect purchase commitments to suppliers for raw materials and consumables to be utilized in the manufacturing process.
(5)	Amounts in the table reflect deferred acquisition consideration payable to the sellers of NuTech Medical including interest accruing at a rate of 6% per annum.
(6)	Amounts in the table reflect a royalty maintenance obligation. We made the final maintenance payment of $0.2 million in April 2019.

We are obligated, under certain license agreements, to pay royalties, based on a percentage of net sales of certain licensed products.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition. See also our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for information about these accounting policies as well as a description of our other significant accounting policies.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following October 14, 2021, the fifth anniversary of our IPO, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued standards as disclosed in Note 2 to our consolidated financial statements included in this Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

As of March 31, 2019, we had $40.0 million and $31.0 million of borrowings outstanding under our term loan and line of credit, respectively. Borrowings under the term loan and line of credit bear interest at variable rates. Based on the principal amounts outstanding as of March 31, 2019, an immediate 10% change in the interest rate would not have a material impact on our debt related obligations, financial position or results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Material Weaknesses on Internal Control over Financial Reporting

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, we identified the following deficiencies that existed as of December 31, 2018 and continued to exist at March 31, 2019. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Because of the deficiencies noted above, in consultation with management, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of both December 31, 2018 and March 31, 2019, based on the criteria in Internal Control—Integrated Framework (2013) issued by COSO.

Plans for Remediation of Material Weakness

Although the Company has made significant progress in remediating the aforementioned deficiencies, management did not perform sufficient control testing to conclude that the material weaknesses were remediated and therefore some of the control deficiencies continued to exist as of March 31, 2019. The Company is currently taking actions to remediate the deficiencies in its internal controls over financial reporting and is implementing additional processes and controls designed to address the underlying causes associated with the aforementioned deficiencies. During the period covered by this Quarterly Report on Form 10-Q, we continued to:

•	add additional accounting resources who have the requisite background and knowledge in the application of GAAP;

•	engage external experts to complement internal resources and to provide support related to more complex applications of GAAP;

•	implement a new company-wide enterprise resource planning system and design effective financial and information technology general controls (ITGCs) over the system;

•	formalize documentation of certain policies throughout the year;

•	enhance our process in accounting for, and documenting our positions related to, our accounting topics throughout the year;

•	work with an outside firm that is assisting management with:

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

developing a monitoring protocol that will allow the company to validate the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are present and functioning as designed. We will assess whether the company is sufficiently staffed to meet its design objectives for internal control over financial reporting and whether the appropriate resources are performing the control activities; and

•	report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, and due to the material weaknesses described above, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Other than in connection with executing upon the implementation of the remediation plan outlined above, there were no changes in our internal control over financial reporting during the year-ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended March 31, 2019. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s Class A common stock during the first fiscal quarter of 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 1, 2019 through January 31, 2019	0	$	N/A	—	$—
February 1, 2019 through February 28, 2019	0	$	N/A	—	$—
March 1, 2019 through March 31, 2019(a)	728,548		$9.28	—	$—

Total	728,548		$9.28	—

(a)

Reflects the Company’s repurchase of an aggregate of 728,548 shares of its Class A common stock in March 2019 at a price of $9.28 per share in connection with the exercise of a put right that was granted to the former sole stockholder of Nutech Medical, Inc. upon the Company’s acquisition of NuTech Medical in March 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Description

3.1	Certificate of Incorporation of ORGO (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K(File No. 001-37906) filed with the SEC on December 11, 2018)

3.2	Bylaws of ORGO (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37906)filed with the SEC on December 11, 2018)

10.1	Eighth Amendment to Credit Agreement and Amendment to Consent Agreement dated as of December 31, 2018 by and among Organogenesis Inc., Prime Merger Sub, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on January 7, 2019)

10.2	Credit Agreement dated March 14, 2019 between the Company, Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 14, 2019)

10.3	Subordination Agreement dated March 14, 2019 by and between Dan Road Associates LLC, 85 Dan Road Associates LLC, 275 Dan Road SPE LLC and 65 Dan Road SPE LLC and Silicon Valley Bank, in its capacity as Administrative Agent and on behalf of the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 14, 2019)

10.4	Lease dated March 13, 2019 between Organogenesis Inc., as tenant, and Bobson Norwood Commercial, LLC, as landlord (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 18, 2019)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document XBRL

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2019	Organogenesis Holdings Inc. (Registrant)

/s/ Timothy M. Cunningham
Timothy M. Cunningham
Chief Financial Officer (Principal Financial and Accounting Officer)