Form 10-Q
period 2019-06-30
Organogenesis Holdings Inc.
filed 2019-08-09
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act.

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

As of August 1, 2019, the registrant had a total of 91,343,389 shares of its Class A common stock, $0.0001 par value per share, outstanding.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2019

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$20,040	$21,291
Restricted cash	119	114
Accounts receivable, net	34,157	34,077
Inventory	18,717	13,321
Prepaid expenses and other current assets	3,113	2,328

Total current assets	76,146	71,131
Property and equipment, net	40,751	39,623
Notes receivable from related parties	516	477
Intangible assets, net	23,844	26,091
Goodwill	25,539	25,539
Deferred tax asset	238	238
Other assets	1,040	579

Total assets	$168,074	$163,678

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred acquisition consideration	$5,000	$5,000
Redeemable common stock liability	—	6,762
Current portion of notes payable	—	2,545
Current portion of capital lease obligations	2,442	2,236
Accounts payable	22,278	19,165
Accrued expenses and other current liabilities	20,679	20,388

Total current liabilities	50,399	56,096
Line of credit	33,484	26,484
Notes payable, net of current portion	—	12,578
Term loan	39,662	—
Deferred rent	456	130
Capital lease obligations, net of current portion	14,655	15,418
Other liabilities	6,220	5,931

Total liabilities	144,876	116,637

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized; 92,071,270 and 91,261,413 shares issued; 91,342,722 and 91,261,413 shares outstanding at June 30, 2019 and December 31, 2018, respectively.	9	9
Additional paid-in capital	178,412	177,272
Accumulated deficit	(155,223)	(130,240)

Total stockholders’ equity	23,198	47,041

Total liabilities and stockholders’ equity	$168,074	$163,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$64,948	$43,552	$122,071	$79,081
Cost of goods sold	19,446	17,300	36,426	31,821

Gross profit	45,502	26,252	85,645	47,260
Operating expenses:
Selling, general and administrative	48,957	37,735	97,850	75,900
Research and development	3,864	2,048	7,235	4,872
Write-off of deferred offering costs	—	3,494	—	3,494

Total operating expenses	52,821	43,277	105,085	84,266

Loss from operations	(7,319)	(17,025)	(19,440)	(37,006)

Other income (expense), net:
Interest expense, net	(2,187)	(2,781)	(3,965)	(5,191)
Change in fair value of warrants	—	(175)	—	(249)
Loss on the extinguishment of debt	—	—	(1,862)	—
Other income (expense), net	(120)	(2)	12	3

Total other income (expense), net	(2,307)	(2,958)	(5,815)	(5,437)

Net loss before income taxes	(9,626)	(19,983)	(25,255)	(42,443)
Income tax expense	(23)	(27)	(60)	(55)

Net loss	$(9,649)	$(20,010)	$(25,315)	$(42,498)

Net loss per share—basic and diluted	$(0.11)	$(0.30)	$(0.28)	$(0.65)

Weighted average common shares outstanding—basic and diluted	90,647,352	66,361,998	90,625,850	65,347,076

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

Consolidated Statements of Redeemable Common Stock and Stockholders’ Equity (Deficit)

(unaudited)

(In thousands, except share data)

							Total
	Redeemable				Additional		Organogenesis
	Common Stock		Common Stock		Paid-in	Accumulated	Holdings Inc.
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity (Deficit)
Balance as of December 31, 2017	728,548	$6,762	66,983,139	$6	$50,086	$(65,409)	$(15,317)
Exercise of stock options	—	—	30,450	—	44	—	44
Stock-based compensation expense	—	—	—	—	317	—	317
Net loss	—	—	—	—	—	(22,488)	(22,488)

Balance as of March 31, 2018	728,548	$6,762	67,013,589	$6	$50,447	$(87,897)	$(37,444)
Exercise of stock options	—	—	27,050	—	34	—	34
Stock-based compensation expense	—	—	—	—	251	—	251
Net loss	—	—	—	—	—	(20,010)	(20,010)

Balance as of June 30, 2018	728,548	$6,762	67,040,639	$6	$50,732	$(107,907)	$(57,169)

Balance as of December 31, 2018	728,548	$—	91,261,413	$9	$177,272	$(130,240)	$47,041
Adoption of ASC 606	—	—	—	—	—	332	332
Exercise of common stock warrants	—	—	54,626	—	628	—	628
Stock-based compensation expense	—	—	—	—	224	—	224
Redemption of redeemable common stock placed into treasury	(728,548)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(15,666)	(15,666)

Balance as of March 31, 2019	—	$—	91,316,039	$9	$178,124	$(145,574)	$32,559
Exercise of stock options	—	—	26,683	—	54	—	54
Stock-based compensation expense	—	—	—	—	234	—	234
Net loss	—	—	—	—	—	(9,649)	(9,649)

Balance as of June 30, 2019	—	$—	91,342,722	$9	$178,412	$(155,223)	$23,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENSIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(25,315)	$(42,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,761	1,747
Amortization of intangible assets	2,997	1,834
Non-cash interest expense	154	345
Deferred interest expense	536	111
Deferred rent expense	326	28
Write-off of deferred offering costs	—	3,494
Provision (benefit) recorded for sales returns and doubtful accounts	27	(307)
Provision recorded for inventory reserve	523	1,833
Stock-based compensation	458	568
Change in fair value of warrant liability	—	249
Loss on extinguishment of debt	1,862	—
Changes in fair value of forfeiture rights	—	589
Changes in operating assets and liabilities:
Accounts receivable	723	5,342
Inventory	(6,087)	(1,648)
Prepaid expenses and other current assets	(785)	(1,857)
Accounts payable	1,473	7,217
Accrued expenses and other current liabilities	122	524
Accrued interest—affiliate debt	—	1,777
Other liabilities	(449)	414

Net cash used in operating activities	(21,674)	(20,238)
Cash flows from investing activities:
Purchases of property and equipment	(1,251)	(557)
Acquisition of intangible asset	(250)	—

Net cash used in investing activities	(1,501)	(557)
Cash flows from financing activities:
Line of credit borrowings	7,000	4,827
Proceeds from term loan	40,000	—
Proceeds from long—term debt—affiliates	—	10,000
Proceeds from notes payable	—	5,000
Repayment of notes payable	(17,585)	(10)
Proceeds from the exercise of stock options	54	78
Proceeds from the exercise of common stock warrants	628	—
Redemption of redeemable common stock placed into treasury	(6,762)	—
Principal repayments of capital lease obligations	(557)	(17)
Payment of debt issuance costs	(849)	(131)

Net cash provided by financing activities	21,929	19,747
Change in cash and restricted cash	(1,246)	(1,048)
Cash and restricted cash, beginning of period	21,405	2,358

Cash and restricted cash, end of period	$20,159	$1,310

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,890	$2,507
Cash paid for income taxes	$67	$62
Supplemental disclosure of non-cash investing and financing activities:
Debt issuance costs included in accounts payable	$75	$25
Purchases of property and equipment in accounts payable and accrued expenses	$1,638	$529
Amounts due related to acquisition of intangible assets included in accrued expenses and other liabilities	$500	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2019 and 2018

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

The Company offers a comprehensive portfolio of products in the markets it serves that address patient needs across the continuum of care. The Company has and intends to continue to generate data from clinical trials, real-world outcomes and health economics research that validate the clinical efficacy and value proposition offered by the Company’s products. The majority of the existing and pipeline products in the Company’s portfolio have Premarket Application approval, Business License Applicant approval or Premarket Notification 510(k) clearance from the United States Food and Drug Administration (“FDA”). Given the extensive time and cost required to conduct clinical trials and receive FDA approvals, the Company believes its data and regulatory approvals provide us a strong competitive advantage. The Company’s product development expertise and multiple technology platforms provide a robust product pipeline which the Company believes will drive future growth.

Merger with Avista Healthcare Public Acquisition Corp

On December 10, 2018, Avista Healthcare Public Acquisition Corp., our predecessor company (“AHPAC”), consummated the previously announced merger (the “Avista Merger”) pursuant to an Agreement and Plan of Merger, dated as of August 17, 2018 (as amended, the “Avista Merger Agreement”), by and among AHPAC, Avista Healthcare Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of AHPAC (“Avista Merger Sub”) and Organogenesis Inc., a Delaware corporation (“Organogenesis Inc.”). As a result of the Avista Merger and the other transactions contemplated by the Avista Merger Agreement, Avista Merger Sub merged with and into Organogenesis Inc., with Organogenesis Inc. surviving the Avista Merger and becoming a wholly-owned subsidiary of AHPAC. AHPAC changed its name to Organogenesis Holdings Inc. (ORGO).

The Avista Merger was accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, AHPAC was treated as the “acquired” company for accounting purposes. This determination was primarily based on Organogenesis Inc.’s equity holders having a majority of the voting power of the combined company, Organogenesis Inc. comprising the ongoing operations of the combined entity, Organogenesis Inc. comprising a majority of the governing body of the combined company, and Organogenesis Inc.’s senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Avista Merger was treated as the equivalent of Organogenesis Inc. issuing stock for the net assets of AHPAC, accompanied by a recapitalization. The net assets of AHPAC were recorded at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Avista Merger are those of Organogenesis Inc.

Going Concern

Through June 30, 2019, the Company has funded its operations primarily with cash flow from product sales and proceeds from loans from affiliates and entities controlled by its affiliates, sales of its common stock and third-party debt. The Company has incurred recurring losses since inception, including net losses of $9,649 and $25,315 for the three and six months ended June 30, 2019, respectively, and $20,010 and $42,498 for the three and six months ended June 30, 2018, respectively. In addition, as of June 30, 2019, the Company had an accumulated deficit of $155,223 and working capital of $25,747. The Company expects to continue to generate operating losses for the foreseeable future. As of August 9, 2019, the issuance date of the consolidated financial statements for the six months ended June 30, 2019, the Company expects that its cash of $20,040 as of June 30, 2019, plus cash flows from product sales and availability under the New Credit Agreement (see Note 9), which was entered into in March 2019, will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least August 31, 2020.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

The unaudited consolidated financial statements include the accounts of Organogenesis Holdings Inc., and its wholly-owned subsidiary, Organogenesis Inc., and the wholly-owned subsidiaries of Organogenesis Inc., including Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. For periods prior to the closing of the Avista Merger on December 10, 2018, the notes to the unaudited consolidated financial statements have been updated to give effect to the Avista Merger. All intercompany balances and transactions have been eliminated in consolidation. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. The results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price, utilizing the expected value method, to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2019.

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

Disaggregation of Revenue

The following table sets forth revenue by product category:

	Three Months Ended June 30,
	2019	2018
Advanced Wound Care	$55,211	$36,890
Surgical & Sports Medicine	9,737	6,662

Total revenue	$64,948	$43,552

	Six Months Ended June 30,
	2019	2018
Advanced Wound Care	$103,055	$66,114
Surgical & Sports Medicine	19,016	12,967

Total revenue	$122,071	$79,081

For the three and six months ended June 30, 2019, net PuraPly revenue totaled $29,691 and $55,138, respectively. For the three and six months ended June 30, 2018, net PuraPly revenue totaled $12,745 and $23,389, respectively. For all periods presented, revenue generated outside the US represented less than 1% of total revenue. Results for reporting periods beginning January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect at that time. Please refer to the “Adoption of ASC Topic 606, Revenue from Contracts with Customers” section below for the ASC 606 adoption impact.

Product Revenue

The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. In the Advanced Wound Care market, the Company focuses on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds, primarily in the outpatient setting. In the Surgical & Sports Medicine market, the Company focuses on products that support the healing of musculoskeletal injuries, including degenerative conditions such as osteoarthritis and tendonitis.

Product revenue is recognized when the customer obtains control of the Company’s product which occurs at a point in time and may be upon shipment, upon procedure date, or upon delivery, based on the terms of a contract.

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

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for product purchased. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return reserves using its actual and historical return rates as well as factors that it becomes aware of that it believes could significantly impact its expected returns, including product recalls, pricing changes, or change in reimbursement rates. The Company does not record an asset for the returned product as the product is discarded upon receipt.

Rebates and Allowances

The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized, resulting in a reduction to revenue and the establishment of a liability that is included in accrued expenses in the accompanying consolidated balance sheets.

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

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The Company adopted ASC 606 on January 1, 2019, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the fiscal year 2019 reflect the application of ASC 606 guidance while the reported results for the fiscal year 2018 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605).

The adoption of ASC 606 will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. Historically, for certain customers, products were shipped in advance of the receipt of the purchase order and the Company recognized revenue on these products only upon receipt of a purchase order which is when the transaction price was deemed fixed and determinable. As control of these products has transferred upon use of the product in a procedure, the recognition of revenue will be accelerated to the procedure date under ASC 606. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and six months ended June 30, 2019.

Reclassification of Prior Period Balances

Reclassifications have been made to prior period amounts to conform to the current-year presentation of the reporting of deferred interest and principal on outstanding capital lease obligations and deferred tenant escalations as long-term liabilities on the consolidated balance sheets. The deferred interest and tenant escalation amounts were previously reported as accrued expenses on the consolidated balance sheets and the deferred principal on the capital lease obligations were recorded as part of the current portion of capital lease obligations on the consolidated balance sheet. These reclassifications have no effect on the reported net loss, equity or cash flow for the periods ended June 30, 2018 or December 31, 2018.

Recent Accounting Pronouncements – Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet but recognize expense in a manner similar to the current standard. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides adopters an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, in March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which clarifies the transition guidance related to interim disclosures provided in the year of adoption. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 for public business entities and interim periods within those years and for all other entities for years beginning after December 15, 2019. In July, 2019, FASB tentatively decided to defer the effective date for nonpublic business entities to fiscal years beginning after December 15, 2020. The Company is a public entity but took advantage of the relief provided for emerging growth companies to allow them to follow the private company adoption timelines. The Company plans to postpone its initial planned adoption date of January 1, 2020 based on the FASB’s tentative decision. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the transition date. Full retrospective application is prohibited. The Company continues to evaluate the impact of adopting this standard on its accounting policies, financial statements, business processes, systems and internal controls. The Company expects to recognize substantially all of its leases on the balance sheet by recording a right-to-use asset and a corresponding lease liability.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. This ASU expands the scope of Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. Under the new guidance, the existing employee guidance will apply to nonemployee share based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The accounting standards update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard, beginning with its financial reporting for the quarter ended June 30, 2019 due to the option activity to nonemployees in the quarter. The adoption of this standard did not have any material effect on the Company’s consolidated financial statements or any component of stockholder’s equity.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2018. The redeemable common stock liability was settled in March 2019 as described below.

	Fair Value Measurements
	as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Redeemable common stock liability	$—	$—	$6,762	$6,762

	$—	$—	$6,762	$6,762

Redeemable Common Stock

On March 24, 2017, the Company issued 728,548 shares of Class A common stock in connection with the NuTech Medical acquisition (see Note 7), which were recorded at their fair value of $8.69 per share. These shares included a put right allowing the holder to put the shares back to the Company at an agreed-upon exercise price of $9.28 per share on March 24, 2019. The Company also had the right to call the shares at an agreed-upon exercise price of $9.28 per share prior to the second anniversary of the acquisition. These shares had been classified as temporary equity and had been accreted to the full redemption amount of $9.28 per share as the holder had the right to exercise the put right on March 24, 2019. These shares had the same rights and preferences as common stock. In December 2018, the Company received notification that the put option would be exercised. Accordingly, the Company reclassified the carrying value of the redeemable Class A common stock of $6,762 to a current liability as of December 31, 2018. The liability was settled in March 2019. As of June 30, 2019, the aforementioned 728,548 shares are held as treasury stock.

4. Accounts Receivable, Net

Accounts receivable consisted of the following:

	June 30,	December 31,
	2019	2018
Accounts receivable	$37,178	$37,497
Less — allowance for sales returns and doubtful accounts	(3,021)	(3,420)

	$34,157	$34,077

The Company’s allowance for sales returns and doubtful accounts was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$3,292	$2,957	$3,420	$3,225
Additions (reductions)	103	(100)	27	(307)
Write-offs	(374)	(4)	(426)	(65)

Balance at end of period	$3,021	$2,853	$3,021	$2,853

5. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$7,379	$4,711
Work in process	1,632	1,759
Finished goods	9,706	6,851

	$18,717	$13,321

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three months ended June 30, 2019 and 2018, the Company charged $265 and $579, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations. During the six months ended June 30, 2019 and 2018, the Company charged $523 and $1,833, respectively for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations. As of June 30, 2019 and December 31, 2018, the Company recorded a reserve for excess and obsolete inventory of $1,157 and $1,206, respectively.

6. Property and Equipment, Net

Property and equipment consisted of the following:

	June 30,	December 31,
	2019	2018
Leasehold improvements	$34,425	$34,345
Furniture, computers and equipment	45,467	44,752

	79,892	79,097
Accumulated depreciation and amortization	(64,185)	(62,435)
Construction in progress	25,044	22,961

	$40,751	$39,623

Depreciation expense was $859 and $875 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $1,761 and $1,747 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company had $21,689 of buildings under capital leases recorded within leasehold improvements. As of June 30, 2019 and December 31, 2018, the Company had $13,178 and $12,579 recorded within accumulated depreciation and amortization related to buildings under capital leases, respectively. Construction in progress primarily represents unfinished construction work on the 275 Dan Road SPE, LLC property and, more recently, improvements at the Company’s leased facility in Norwood, Massachusetts and upgrades to systems.

7. Goodwill and Intangible Assets

In March 2017, the Company purchased Nutech Medical, Inc. (“NuTech Medical”) pursuant to an Agreement of Plan of Merger (“NuTech Merger Agreement”) dated March 18, 2017. The Company recorded $19,446 of goodwill associated with this acquisition. Goodwill was $25,539 as of June 30, 2019 and December 31, 2018. There were no impairments recorded against goodwill during the three and six months ended June 30, 2019 and year ended December 31, 2018.

In April, 2019, the Company purchased $750 of intangibles related to patent and know-how which were recorded within developed technology category. The Company paid $250 at the time of the transaction. The remaining $500 is to be paid over the next eight quarters and is recorded in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets. Identifiable intangible assets consisted of the following as of June 30, 2019:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$30,570	$(9,834)	$20,736
Trade names and trademarks	2,000	(532)	1,468
Independent sales agency network	4,500	(3,035)	1,465
Non-compete agreements	260	(85)	175

Total	$37,330	$(13,486)	$23,844

Identifiable intangible assets consisted of the following as of December 31, 2018:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$29,820	$(8,454)	$21,366
Trade names and trademarks	2,000	(413)	1,587
Independent sales agency network	4,500	(1,569)	2,931
Non-compete agreements	260	(53)	207

Total	$36,580	$(10,489)	$26,091

Amortization of intangible assets, calculated on a straight line basis or on the pattern of estimated consumption of the intangible assets’ economic benefits, was $1,499 and $917 for the three months ended June 30, 2019 and 2018, respectively and $2,997 and $1,834 for the six months ended June 30, 2019 and 2018, respectively.

8. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
Accrued personnel costs	$15,207	$15,218
Other	5,472	5,170

	$20,679	$20,388

9. Line of Credit and Notes Payable

Line of credit and notes payable consisted of the following:

	June 30,	December 31,
	2019	2018
Line of credit	$33,484	$26,484

Term loan	40,000	—
Less debt discount	(338)	—
less current maturities	—	—

Term loan, net of debt discount	$39,662	$—

Notes payable	—	15,885
Less debt discount	—	(762)
less current maturities	—	(2,545)

Notes payable, net of debt discount	$—	$12,578

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

The Term Loan Facility is structured in three tranches, as follows: (i) the first tranche of $40,000 was made available to Borrower and fully funded on March 14, 2019; (ii) the second tranche of $10,000 will be made available to Borrower until September 30, 2019 upon: (a) the Lenders’ receipt of financial statements for the quarter ended June 30, 2019, (b) Borrower’s demonstrated compliance with the financial covenants in the New Credit Agreement and (c) Borrower’s achievement of trailing twelve month Consolidated Revenue of not less than $221,250 and a trailing three month Adjusted EBITDA (as defined in the New Credit Agreement) loss not in excess of $5,000; and (iii) the third tranche of $10,000 will be made available to Borrower until March 31, 2020 upon the Lenders’ confirmation of Borrower’s compliance with the financial covenants in the New Credit Agreement through December 31, 2019 and Borrower’s achievement of trailing twelve month Consolidated Revenue not less than $231,500, provided, however, that if Borrower does not achieve the milestones required for the second tranche, the amount that may become available under the third tranche will be increased from $10,000 to $20,000. The interest rate for term loan advances made under the Term Loan Facility is a per annum interest rate equal to 3.75% above the Wall Street Journal Prime Rate. The New Credit Agreement requires Borrower to make monthly interest-only payments on outstanding balances under the Term Loan Facility through March 14, 2021. Thereafter, each term loan advance will be repaid in thirty-six equal monthly installments of principal, plus accrued interest, with the Term Loan Facility maturing on March 14, 2024 (the “Term Loan Maturity Date”).

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

As of June 30, 2019, the Company has drawn down the first tranche of $40,000 from the Term Loan Facility and has an outstanding balance of $33,484 under the Revolving Facility with up to $6,516 (subject to the Borrowing Base) available for future revolving borrowings. The Company incurred costs of $554 in connection with the Term Loan Facility, of which $370 is recorded as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheet and is being amortized to interest expense through the Term Loan Maturity Date and $184 related to the second and third tranche is recorded in other assets until the respective funding occurs. In connection with the Revolving Facility, the Company incurred costs of $370, which are recorded as other assets and amortized to interest expense through March 14, 2024.

Future payments of Term Loan Facility, as of June 30, 2019, are as follows for the calendar years ended December 31:

2019	$—
2020	—
2021	12,222
2022	13,333
2023	13,333
2024	1,112

Total	$40,000

As of June 30, 2019, the Company was in compliance with the financial covenants under the New Credit Agreement. The Company also satisfied the requirement for trailing twelve month Consolidated Revenue and trailing three month Adjusted EBITDA and will have access to the second tranche of $10.0 million borrowings under the New Credit Agreement.

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

Master Lease Agreement

On April 28, 2017, the Company entered into the Master Lease Agreement (the “ML Agreement”) with Eastward Fund Management LLC that allowed the Company to borrow up to $20,000 on or prior to June 30, 2018. Of the allowable amount, the Company borrowed a total of $16,000. If the Company elected to prepay the loan or terminated the loan early within the first 24 months, the Company was required to pay an additional 3% of the outstanding principal and any accrued and unpaid interest and fees. This prepayment fee decreased to 2% after the first 24 months. A final payment fee of 6.5% multiplied by the principal amount of the borrowings under the ML Agreement was due upon the earlier to occur of the first day of the final payment term month or prepayment of all outstanding principal. In March 2019, upon entering into the New Credit Agreement, the Company paid an aggregate amount of $17,649 due under the ML Agreement, including unpaid principal, accrued interest, final payment, and early termination penalty, with proceeds from the New Credit Agreement, and the ML Agreement was terminated. Upon termination of the ML Agreement, the Company recognized $1,862 as loss on the extinguishment of the loan.

10. Stockholders’ Equity

Common Stock

As of June 30, 2019, the authorized capital stock of the Company included 400,000,000 shares of Class A common stock, $0.0001 par value, respectively. 92,071,270 shares of Class A common stocks were issued as of June 30, 2019 which includes 728,548 shares that were reacquired in connection with the redemption of redeemable shares in March 2019. See Note 3.

At June 30, 2019 and December 31, 2018, the Company has reserved the following shares of Class A common stock for future issuance:

	June 30,	December 31,
	2019	2018
Shares reserved for issuance for outstanding options	6,652,362	6,590,195
Shares reserved for issuance for future option grant	9,008,996	9,108,996
Shares reserved for issuance under the warrants	17,678,074	17,732,700

Total shares of authorized common stock reserved for future issuance	33,339,432	33,431,891

11. Stock-Based Compensation

Stock Incentive Plans

2018 Stock Incentive Plan

On November 28, 2018, the board of directors of the Company adopted, and on December 10, 2018 the Company’s stockholders approved, the Organogenesis 2018 Equity and Incentive Plan (the “2018 Plan”). The purposes of the 2018 Plan are to provide long-term incentives and rewards to the Company’s employees, officers, directors and other key persons (including consultants), to attract and retain persons with the requisite experience and ability, and to more closely align the interests of such employees, officers, directors and other key persons with the interests of the Company’s stockholders.

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

As of June 30, 2019, a total of 9,198,996 shares of Class A common stock have been authorized to be issued under the 2018 Plan (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company). As of June 30, 2019, options to purchase 190,000 shares of Class A common stock were outstanding under the 2018 Plan. No other awards have been issued under the 2018 Plan.

2003 Stock Incentive Plan

The Organogenesis 2003 Stock Incentive Plan (the “2003 Plan”), provides for the Company to issue restricted stock awards, or to grant incentive stock options or non-statutory stock options. Incentive stock options may be granted only to the Company’s employees. Restricted stock awards and non-statutory stock options may be granted to employees, members of the board of directors, outside advisors and consultants of the Company.

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

Stock-Based Compensation Expenses

Stock options awarded under the 2018 Plan and the 2003 Plan expire 10 years after the grant date and typically vest over four or five years.

Stock-based compensation expense was $234 and $251 for the three months ended June 30, 2019 and 2018, respectively and was $458 and $568 for the six months ended June 30, 2019 and 2018, respectively. The total amount of stock-based compensation expenses was included within selling, general and administrative on the consolidated statements of operations.

Stock Option Valuation

The stock options granted during the six months ended June 30, 2019 and June 30, 2018 were 100,000 and 78,111, respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods were as follows, presented on a weighted average basis:

	2019	2018
Risk-free interest rate	2.24%	2.74%
Expected term (in years)	6.50	5.82
Expected volatility	42.7%	42.9%
Expected dividend yield	0.0%	0.0%
Exercise price	$7.08	$5.40
Underlying stock price	$7.08	$5.40

These assumptions resulted in an estimated weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2019 and 2018 of $3.24 and $2.39, respectively.

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2018 (in thousands, except share and per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2018	7,266,185	$1.92	5.89	33,909
Granted	100,000	7.08
Cancelled / forfeited	(11,150)	2.87
Exercised	(26,683)	1.98		137

Outstanding as of June 30, 2019	7,328,352	1.99	5.51	41,129

Options exercisable as of June 30, 2019	5,683,274	1.55	4.82	34,359

Options vested or expected to vest as of June 30, 2019	7,050,203	$1.90	5.39	40,206

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that had exercise prices lower than the fair value of the Company’s Class A common stock.

The total fair value of options vested during the six months ended June 30, 2019 and 2018 was $344 and $297, respectively.

As of June 30, 2019, the total unrecognized stock compensation expense was $1,610 and is expected to be recognized over a weighted-average period of 2.75 years.

At June 30, 2019, there were partial recourse notes outstanding totaling $635, which were secured with the 675,990 shares held by the former executive (see Note 14). As a result of the loan still outstanding, the 675,990 shares securing the loan are included within the options outstanding. Accordingly, the par value and additional paid-in capital associated with these shares were deducted from equity.

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

	Six Months Ended June 30,
	2019	2018
Options to purchase common stock	7,328,352	7,206,746
Redeemable common stock	—	728,548
Warrants to purchase common stock	17,678,074	1,561,485

	25,006,426	9,496,779

13. Commitments and Contingencies

Capitalized Leases

On January 1, 2013, the Company entered into capital lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts. 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also stockholders of the Company. The leases terminate on December 31, 2022 and each contains a renewal option for a five-year period at the greater of (i) rent for the last year of the prior term, or (ii) rental rates equal to the then fair market value. Notice of the exercise of this renewal option is due one year prior to the expiration of the initial term. Aggregate annual lease payments are approximately $4,308 with future rent increases of 10% effective January 1, 2022.

The Company records the capital lease asset within property and equipment and the liability is recorded within the capital lease obligations on the consolidated balance sheets.

As of June 30, 2019 and December 31, 2018, the Company owed an aggregate of $10,336 and $10,293, respectively, of accrued but unpaid lease obligations. These accrued but unpaid lease obligations are subordinated to the New Credit Agreement and will not be paid until the debt under the New Credit Agreement is paid off. The principal portion of rent in arrears on the capital leases totaled $5,776 and $5,265 as of June 30, 2019 and December 31, 2018, respectively and is included in the long-term portion of capital lease obligations. The interest portion of rent in arrears totaled $3,780 and $4,174 as of June 30, 2019 and December 31, 2018, respectively and is included in other liabilities on the consolidated balance sheets.

In addition to rent, the Company is responsible for payment of all operating costs and common area maintenance under the aforementioned leases. As of June 30, 2019 and December 31, 2018 the Company owed $780 and $854, respectively, of operating and common area maintenance costs which are included in other liabilities on the consolidated balance sheets.

Effective April 1, 2019, the Company agreed to accrue interest on the accrued but unpaid lease obligations at an interest rate equal to the rate charged in the New Credit Agreement (see Note 9). The accrued interest is also subordinated to the New Credit Agreement and, as such, is included in other liabilities on the consolidated balance sheet. Interest accrued in the period ended June 30, 2019 totaled $239.

Future obligations under capital leases in the aggregate and for the next five years is as follows:

2019 (remaining six months)	$2,154
2020	4,308
2021	4,308
2022	4,738
2023	—
Thereafter	9,556

25,064
Less amount representing interest	(7,967)

Present value of minimum lease payments	17,097
Less current maturities	(2,442)

Long-term portion	$14,655

Operating Leases

During November 2011, the Company entered into vehicle lease and fleet services agreements for the lease of vehicles and service on these vehicles for certain employees. The minimum lease term for each newly leased vehicle is one year with three consecutive one-year renewal terms.

During March 2014, in conjunction with the acquisition of Dermagraft from Shire plc, the Company entered into a rental sublease agreement for certain operating and office space in California. The original sublease agreements called for escalating monthly rental payments and were set to expire on January 2017. These sublease agreements were renegotiated in 2016 and subsequently extended through 2021.

On March 13, 2019, the Company entered into an agreement to lease approximately 43,850 square feet of office and laboratory space in Norwood, Massachusetts. Pursuant to the lease agreement, the lease commenced on March 13, 2019. The rent commencement date will be February 1, 2020. The initial lease term is ten years from the rent commencement date and includes an early option for an early extension term of five years which is exercisable during the first two years after the rent commencement date. In addition to the early extension term, the lease provides the Company with an option to extend the lease term for a period of ten years, in addition to the five-year early extension term, if exercised, at rental rates equal to the then fair market value. Annual lease payments during the first year are $1,052 with increases of $44 each year during the initial ten-year lease term, an increase of $44 during the first year of the early extension term and $33 during year two through five of the early extension term. Upon execution of the agreement, the Company delivered a security deposit in the form of a letter of credit of $526 to the landlord. Following 36 months from the rent commencement date, the security deposit may be reduced by $263.

Operating lease expense was $1,603 and $1,104 for the three months ended June 30, 2019 and 2018, respectively and was $2,925 and $2,153 for the six months ended June 30, 2019 and 2018, respectively.

Future minimum lease payments due under noncancelable operating lease agreements as of June 30, 2019 are as follows:

2019 (remaining six months)	$2,284
2020	5,343
2021	4,821
2022	2,216
2023	1,180
Thereafter	8,124

$23,968

Royalty Commitments

The Company entered into a license agreement with a university for certain patent rights related to the development, use, and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of June 30, 2019 and December 31, 2018, and are classified as part of accrued expenses on the Company’s consolidated balance sheets. There was no royalty expense incurred during the three and six months ended June 30, 2019 and 2018 related to this agreement.

In October 2017, the Company entered into a license agreement to resolve a patent infringement claim by a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2016, through the expiration date of the underlying patent, subject to minimum royalty payment provisions. The Company recorded royalty expense of $916 and $313 during the three months ended June 30, 2019 and 2018, respectively, within selling, general and administrative expenses on the consolidated statement of operations. The Company recorded royalty expense of $1,704 and $701 during the six months ended June 30, 2019 and 2018, respectively, within selling, general and administrative expenses on the consolidated statement of operations.

Legal Proceedings

In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position of the Company. The Company accrues for these claims when amounts due are probable and estimable.

The Company accrued $1,000 as of June 30, 2019 and December 31, 2018 in relation to certain pending lawsuits.

The purchase price for NuTech Medical included $7,500 of future payments issued as deferred acquisition consideration. As of June 30, 2019, the Company has paid $2,500 in deferred acquisition consideration. The amount, if any, of the remaining $5,000 of deferred acquisition consideration plus accrued interest owed to the sellers of NuTech Medical is currently in dispute. As of June 30, 2019, the Company recorded $767 of accrued interest related to the deferred acquisition consideration which is recorded in accrued expenses and other current liabilities. The Company has asserted certain claims for indemnification that would offset in whole or in part its payment obligation and the sellers of NuTech Medical have filed a lawsuit alleging breach of contract and seeking specific performance of the alleged payment obligation and attorneys’ fees.

14. Related Party Transactions

Capital lease obligations to affiliates are further described in Note 13.

During 2010, the Company’s board of directors approved a loan program that permitted the Company to make loans to three executives of the Company (the “Employer Loans”) to (i) provide them with liquidity (“Liquidity Loans”) and (ii) fund the exercise of vested stock options (“Option Loans”). The Employer Loans mature with all principal and accrued interest due on the tenth anniversary of the issuance date of each subject loan, except that in certain circumstances the Employer Loans may mature earlier. The borrower may prepay all or any portion of his Employer Loan at any time without premium or penalty. Interest on the Employer Loans accrues at various rates ranging from 2.30%—3.86% per annum, compounded annually. The Employer Loans are secured by stock and options in the Company held by the borrowers. With respect to the Liquidity Loans, the Company has no personal recourse against the borrowers beyond the pledged shares and options. As of June 30, 2019 and December 31, 2018, Liquidity Loans to two former executives remain outstanding with an aggregate principal balance of $2,350. As of June 30, 2019 and December 31, 2018, Option Loans to one former executive were outstanding with an aggregate principal balance of $635 and were secured by 675,990 shares of Class A common stock held by the former executive (see Note 11). The net principal and interest receivable under the Employer Loans as of June 30, 2019 and December 31, 2018 was $516 and $477, respectively, and is included in the notes receivable from related parties balance in the consolidated balance sheets. Interest income related to these notes was $20 and $20 for the three months ended June 30, 2019 and 2018, respectively and was $39 and $39 for the six months ended June 30, 2019 and 2018, respectively.

In connection with the acquisition of NuTech Medical, the Company entered into an operating lease with Oxmoor Holdings, LLC, an entity that is affiliated with the former sole shareholder of NuTech Medical, related to the facility at NuTech Medical’s headquarters in Birmingham, Alabama. Under the lease, the Company is required to make monthly rent payments of approximately $21 through December 31, 2020. The rent expense for three months ended June 30, 2019 and 2018 was $62 and $60 respectively. The rent expense for six months ended June 30, 2019 and 2018 was $124 and $120 respectively.

15. Subsequent Events

On July 22, 2019, the Company made an exchange offer (the “Exchange Offer”) to all holders of the Company’s 30.9 million outstanding warrants, that were issued in connection with the Company’s initial public offering pursuant to a prospectus dated October 10, 2016 (the “Public Warrants”), to exchange 0.095 shares of Class A common stock for each Public Warrant tendered (approximately one share for every eleven Public Warrants tendered). On July 12, 2019, in anticipation of the Exchange Offer, the Company entered into a Warrant Exchange Agreement with Avista Capital Partners IV L.P., and Avista Capital Partners IV (Offshore), L.P. (collectively, the “Investors”), pursuant to which, the Investors agreed to exchange an aggregate of 4,100,000 warrants to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share of Class A common stock (the “PIPE Warrants”) for the Company’s Class A Common Stock at an exchange ratio equal to the exchange ratio of the Exchange Offer. The exchange of the PIPE Warrants by the Investors is subject to the Company’s acceptance of the tender of 65% or more of the outstanding Public Warrants in the Exchange Offer.

The Company has evaluated subsequent events through August 9, 2019, the date on which these consolidated financial statements were issued and has determined that there are no such events to report other than those already disclosed.

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

We offer a comprehensive portfolio of products in the markets we serve that address patient needs across the continuum of care. We have and intend to continue to generate data from clinical trials, real-world outcomes and health economics research that validate the clinical efficacy and value proposition offered by our products. The majority of the existing and pipeline products in our portfolio have PMA approval, BLA approval or 510(k) clearance from the FDA. Given the extensive time and cost required to conduct clinical trials and receive FDA approvals, we believe that our data and regulatory approvals provide us a strong competitive advantage. Our product development expertise and multiple technology platforms provide a robust product pipeline, which we believe will drive future growth.

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

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds, primarily in the outpatient setting. We have a comprehensive portfolio of regenerative medicine products, capable of supporting patients from early in the wound healing process through to wound closure regardless of wound type. Our Advanced Wound Care products include Apligraf for the treatment of venous leg ulcers (“VLUs”) and diabetic foot ulcers (“DFUs”); Dermagraft for the treatment of DFUs; PuraPly AM to address biofilm across a broad variety of wound types; and Affinity and NuShield to address a variety of wound sizes and types. We have a highly trained and specialized direct wound care sales force paired with exceptional customer support services.

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

On December 10, 2018, Avista Healthcare Public Acquisition Corp., our predecessor company (“AHPAC”), consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of August 17, 2018 (as amended, the “Avista Merger Agreement”), by and among AHPAC, Avista Healthcare Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of AHPAC (“Avista Merger Sub”) and Organogenesis Inc., a Delaware corporation (“Organogenesis Inc.”). As a result of the transactions contemplated by the Avista Merger Agreement, Avista Merger Sub merged with and into Organogenesis Inc., with Organogenesis Inc. surviving the merger (the “Avista Merger”). In addition, in connection with the business combination, and in accordance with Section 388 of the Delaware General Corporation Law and the Cayman Islands Companies Law (2018 Revision), AHPAC redomesticated as a Delaware corporation (the “Domestication”). After the Domestication, AHPAC changed its name to “Organogenesis Holdings Inc.” As a result of the Avista Merger, Organogenesis Inc. became a wholly-

owned subsidiary of Organogenesis Holdings Inc. For periods prior to the closing of the Avista Merger on December 10, 2018, the disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to give effect to the Avista Merger.

For the six months ended June 30, 2019, we generated $122.1 million of revenue and had a net loss of $25.3 million compared to $79.1 million of revenue and $42.5 million of net loss for the six months ended June 30, 2018. We expect to incur operating losses for the foreseeable future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of June 30, 2019, we had an accumulated deficit of $155.2 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our common stock. We operate in one segment of regenerative medicine.

Components of Our Consolidated Results of Operations

We adopted ASC 606 on January 1, 2019, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the fiscal year 2019 reflect the application of ASC 606 guidance while the reported results for the fiscal year 2018 were prepared under the guidance of ASC 605. The impact of the adoption of ASC 606 on our opening balances and for the three and six months ended June 30, 2019, in all financial statement line items impacted, was not significant from the amount that would have been reported under the previous guidance.

We consider a variety of performance and financial measures in assessing the performance of our business. We believe the items discussed below provide insight into the factors that affect these key measures.

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of June 30, 2019, we had approximately 245 direct sales representatives and approximately 145 independent agencies.

We recognize revenue from sales of our Advanced Wound Care and Surgical & Sports Medicine products when the customer obtains control of our product, which occurs at a point in time and may be upon shipment, upon procedure date, or upon delivery based on the contractual terms of a contract. We record revenue net of a reserve for returns, early payment discounts and GPO rebates, which represent a direct reduction to the revenue we recognize.

Several factors affect our reported revenue in any period, including product, payer and geographic sales mix, operational effectiveness, pricing realization, marketing and promotional efforts, timing of orders and shipments, regulatory actions including healthcare reimbursement scenarios, competition and business acquisitions.

Included within our Advanced Wound Care revenue is our PuraPly product portfolio that consists of PuraPly and PuraPly AM. We launched PuraPly in mid-2015 and introduced PuraPly AM in 2016. In order to encourage the development of innovative medical devices, drugs and biologics, the Center for Medicare & Medicaid Services, or CMS, can grant new products an additional “pass through payment” in addition to the bundled payment amount for a limited period of no more than three years. Our PuraPly products were granted pass-through status from launch through December 31, 2017, which created an economic incentive for practitioners to use PuraPly over other skin substitutes. As a result, we saw increases in revenue related to our PuraPly portfolio in these periods. Beginning January 1, 2018, PuraPly AM and PuraPly transitioned to the bundled payment structure for skin substitutes, which provides for a two-tiered payment system in the hospital outpatient and ASC setting. The two-tiered Medicare payment system bundles payment for our Advanced Wound Care products (and all skin substitutes) into the payment for the procedure for applying the skin substitute, resulting in a single payment to the provider that includes reimbursement for both the procedure and the product itself. As a result of the transition to the bundled payment structure, total Medicare reimbursement for procedures using our PuraPly AM and PuraPly products decreased substantially. This reduction in reimbursement resulted in a substantial decrease in revenue from our PuraPly AM and PuraPly products during the first nine months of 2018 and had a negative effect on our business, results of operations and financial condition. On March 23, 2018, Congress passed, and the President signed into law, the Consolidated Appropriations Act of 2018, or the Act. The Act restored the pass-through status of PuraPly and PuraPly AM effective October 1, 2018. As a result, effective October 1, 2018, Medicare resumed making pass-through payments to hospitals using PuraPly and PuraPly AM in the outpatient hospital setting and in ASCs. PuraPly and PuraPly AM will retain pass-through reimbursement status until September 30, 2020. Our other skin substitute products remain in the bundled payment structure.

Cost of goods sold, gross profit and gross profit margin

Cost of goods sold includes personnel costs, product testing costs, quality assurance costs, raw materials and product costs, manufacturing costs, and the costs associated with our manufacturing and warehouse facilities. The increases in our cost of goods sold correspond with the increases in sales units driven by the expansion of our sales force and sales territories, expansion of our product portfolio offerings, and the number of healthcare facilities that offer our products. We expect our cost of goods sold to increase due primarily to increased sales volumes.

Gross profit is calculated as net revenue less cost of goods sold and generally increases as revenue increases. Gross profit margin is calculated as gross profit divided by total revenue. Our gross profit and gross profit margin are affected by product and geographic sales mix, realized pricing of our products, the efficiency of our manufacturing operations and the costs of materials used and fees charged by third-party manufacturers to produce our products. Regulatory actions, including healthcare reimbursement scenarios, which may require costly expenditures or result in pricing pressures, may decrease our gross profit and gross profit margin.

Selling, general and administrative expenses

Selling, general and administrative expenses generally include personnel costs for sales, marketing, sales support, customer support, and general and administrative personnel, sales commissions, incentive compensation, insurance, professional fees, depreciation, bad debt expense and information systems costs. We expect our selling, general and administrative expenses to continue to increase due to continued revenue growth, increased investments in market development and the geographic expansion of our sales forces.

Research and development expenses

Research and development expenses include personnel costs for our research and development personal, expenses related to improvements in our manufacturing processes, enhancements to our currently available products, and additional investments in our product and platform development pipeline. Our research and development expenses also include expenses for clinical trials. We expense research and development costs as incurred. We generally expect that research and development expenses will increase as we continue to conduct clinical trials on new and existing products, move products through the regulatory pathway, add personnel to support product enhancements as well as to bring new products to market, and enhance our manufacturing process and procedures.

Other income (expense), net

Interest expense, net. Interest expense, net consists of interest on our outstanding indebtedness, including amortization of debt discount and debt issuance costs, net of interest income recognized.

Change in fair value of warrant liability. In connection with the 2016 Loans, we issued warrants to purchase our common stock to the lenders, who are affiliates of ours. We classified the warrants as a liability on our consolidated balance sheets because these warrants provided for down-round protection, which provided that the exercise price of the warrants be adjusted if we issued equity at a price that was below the exercise price of the warrants. The price of the warrants would also have been adjusted any time the price of another equity-linked instrument changed. The warrant liability was initially recorded at fair value and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense), net in the consolidated statements of operations. Changes in the fair value of the warrant liability were recognized until the warrants were exercised immediately prior to the closing of the Avista Merger on December 10, 2018.

Loss on the extinguishment of debt. In March 2019, upon entering into the New Credit Agreement, we paid an aggregate amount of $17,649 associated with the termination of the ML Agreement, including unpaid principal, accrued interest and an early termination penalty. We recognized $1,862 as loss on the extinguishment of the loan.

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

In determining whether a valuation allowance for deferred tax assets is necessary, management analyzes both positive and negative evidence related to the realization of deferred tax assets and inherent in that, assesses the likelihood of sufficient future taxable income. Management also considers the expected reversal of deferred tax liabilities and analyzes the period in which these liabilities would be expected to reverse to determine whether the taxable temporary difference amounts serve as an adequate source of future taxable income to support realizability of the deferred tax assets. In addition, management considers whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. Based on a consideration of the factors discussed above, including the fact that through the period ended June 30, 2019, our results reflected a three—   year cumulative loss position, management has determined that a valuation allowance is necessary against the full amount of our net deferred tax assets, excluding alternative minimum tax credits. On December 22, 2017, the United States enacted new tax reform (“Tax Act”) and as a result, alternative minimum tax credits will be refundable beginning with the 2018 tax return. The alternative minimum tax credits will be realized, regardless of future taxable income, and thus no valuation allowance has been provided against this asset.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$64,948	$43,552	$122,071	$79,081
Cost of goods sold	19,446	17,300	36,426	31,821

Gross profit	45,502	26,252	85,645	47,260
Operating expenses:
Selling, general and administrative	48,957	37,735	97,850	75,900
Research and development	3,864	2,048	7,235	4,872
Write-off of deferred offering costs	—	3,494	—	3,494

Total operating expenses	52,821	43,277	105,085	84,266

Loss from operations	(7,319)	(17,025)	(19,440)	(37,006)

Other income (expense), net:
Interest expense, net	(2,187)	(2,781)	(3,965)	(5,191)
Change in fair value of warrants	—	(175)	—	(249)
Loss on the extinguishment of debt	—	—	(1,862)	—
Other income (expense), net	(120)	(2)	12	3

Total other income (expense), net	(2,307)	(2,958)	(5,815)	(5,437)

Net loss before income taxes	(9,626)	(19,983)	(25,255)	(42,443)
Income tax expense	(23)	(27)	(60)	(55)

Net loss	$(9,649)	$(20,010)	$(25,315)	$(42,498)

Net loss per share—basic and diluted	$(0.11)	$(0.30)	$(0.28)	$(0.65)

Weighted average common shares outstanding—basic and diluted	90,647,352	66,361,998	90,625,850	65,347,076

EBITDA and Adjusted EBITDA

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net loss	$(9,649)	$(20,010)	$(25,315)	$(42,498)
Interest expense, net	2,187	2,781	3,965	5,191
Income tax expense	23	27	60	55
Depreciation	859	875	1,761	1,747
Amortization	1,499	917	2,997	1,834

EBITDA	(5,081)	(15,410)	(16,532)	(33,671)

Stock-based compensation expense	234	251	458	568
Change in contingent consideration forfeiture asset (1)	—	—	—	589
Change in fair value of warrant liability (2)	—	175	—	249
Loss on extinguishment of debt (3)	—	—	1,862	—
Write-off of deferred offering costs (4)	—	3,494	—	3,494

Adjusted EBITDA	$(4,847)	$(11,490)	$(14,212)	$(28,771)

(1)

The amount reflects the change in fair value of the common shares associated with the shares issued in connection with the acquisition of NuTech Medical that are forfeitable upon the occurrence of the FDA requiring approval of certain products acquired from NuTech Medical.

(2)

In connection with our 2016 Loans, we classified the warrants issued to purchase our common stock to the lenders, who are affiliates of ours as a liability on our consolidated balance sheet. Amounts reflect the change in fair value of the warrant liability.

(3)	The amount reflects the amount of loss recognized on the extinguishment of the Master Lease Agreement upon repayment.
(4)	Amounts reflect the deferred offering costs in connection with an abandoned public offering.

Comparison of the Three Months and Six Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$55,211	$36,890	$18,321	50%
Surgical & Sports Medicine	9,737	6,662	3,075	46%

Net revenue	$64,948	$43,552	$21,396	49%

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$103,055	$66,114	$36,941	56%
Surgical & Sports Medicine	19,016	12,967	6,049	47%

Net revenue	$122,071	$79,081	$42,990	54%

Net revenue from our Advanced Wound Care products increased by $18.3 million, or 50%, to $55.2 million in the three months ended June 30, 2019 from $36.9 million in the three months ended June 30, 2018. Net revenue from our Advanced Wound Care products increased by $36.9 million, or 56%, to $103.1 million in the six months ended June 30, 2019 from $66.1 million in the six months ended June 30, 2018. Our increase in Advanced Wound Care net revenue was primarily attributable to additional sales personnel, PuraPly regaining pass-through reimbursement status for the two-year period effective October 1, 2018 and the continued growth in adoption of our amniotic products acquired in the NuTech Medical acquisition.

Net revenue from our Surgical & Sports Medicine products increased by $3.1 million, or 46%, to $9.7 million in the three months ended June 30, 2019 from $6.7 million in the three months ended June 30, 2018. Net revenue from our Surgical & Sports Medicine products increased by $6.0 million, or 47%, to $19.0 million in the six months ended June 30, 2019 from $13.0 million in the six months ended June 30, 2018. The increase in Surgical & Sports Medicine revenue was primarily due to the expansion of the sales force and penetration of existing and new customer accounts.

Included within net revenue is PuraPly revenue of $29.7 million and $12.8 million for the three months ended June 30, 2019 and 2018, respectively and $55.1 million and $23.4 million for the six months ended June 30, 2019 and 2018, respectively.

Cost of goods sold, gross profit and gross profit margin

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Cost of goods sold	$19,446	$17,300	$2,146	12%

Gross profit	$45,502	$26,252	$19,250	73%

Gross profit%	70%	60%

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Cost of goods sold	$36,426	$31,821	$4,605	14%

Gross profit	$85,645	$47,260	$38,385	81%

Gross profit%	70%	60%

Cost of goods sold increased by $2.1 million, or 12%, to $19.4 million in the three months ended June 30, 2019 from $17.3 million in the three months ended June 30, 2018. Cost of goods sold increased by $4.6 million, or 14%, to $36.4 million in the six months ended June 30, 2019 from $31.8 million in the six months ended June 30, 2018. The increase in cost of goods sold was primarily due to increased unit volumes, additional manufacturing and quality control headcount, and facility improvement projects.

Gross profit increased by $19.3 million, or 73%, to $45.5 million in the three months ended June 30, 2019 from $26.3 million in the three months ended June 30, 2018. Gross profit increased by $38.4 million, or 81%, to $85.6 million in the six months ended June 30, 2019 from $47.3 million in the six months ended June 30, 2018. Our growth in gross profit resulted primarily from increased sales volume due to the strength in our Advanced Wound Care products, PuraPly regaining pass-through reimbursement status for the 2-year period effective October 1, 2018, and increased revenue from our Surgical & Sports Medicine products as a result of our NuTech Medical acquisition.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Research and development	$3,864	$2,048	$1,816	89%

Research and development as a percentage of revenue	6%	5%

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Research and development	$7,235	$4,872	$2,363	49%

Research and development as a percentage of revenue	6%	6%

Research and development expenses increased by $1.8 million, or 89%, to $3.9 million in the three months ended June 30, 2019 from $2.0 million in the three months ended June 30, 2018. Research and development expenses increased by $2.4 million, or 49%, to $7.2 million in the six months ended June 30, 2019 from $4.9 million in the six months ended June 30, 2018. The increase in research and development expenses is primarily due to the increase in clinical research costs associated with our Advanced World Care and Surgical & Sports Medicine products and increased headcount. We expect our research and development costs to continue to increase throughout 2019.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$48,957	$37,735	$11,222	30%

Selling, general and administrative as a percentage of revenue	75%	87%

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$97,850	$75,900	$21,950	29%

Selling, general and administrative as a percentage of revenue	80%	96%

Selling, general and administrative expenses increased by $11.2 million, or 30%, to $49.0 million in the three months ended June 30, 2019 from $37.7 million in the three months ended June 30, 2018. The increase in selling, general and administrative expenses is primarily due to a $9.2 million increase related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, an increase of $0.8 million in legal, consulting fees and other costs associated with the ongoing operations of our business, an increase of amortization of $0.6 million associated with the intangible assets from the NuTech Medical acquisition attributable to the higher expected consumption of the related intangible assets’ economic benefits, and an increase of $0.5 million in royalties attributable to certain product sales.

Selling, general and administrative expenses increased by $22.0 million, or 29%, to $97.9 million in the six months ended June 30, 2019 from $75.9 million in the six months ended June 30, 2018. The increase in selling, general and administrative expenses is primarily due to a $18.6 million increase related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, an increase of $2.0 million in legal, consulting fees and other costs associated with the ongoing operations of our business, an increase of amortization of $1.2 million associated with the intangible assets from the NuTech Medical acquisition attributable to the higher expected consumption of the related intangible assets’ economic benefits, and an increase of $0.9 million in royalties attributable to certain product sales. These increases are partially offset by a decrease of $0.6 million related to the expiration of the forfeiture right asset in the prior year.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Interest expense, net	$(2,187)	$(2,781)	$594	(21%)
Change in fair value of warrant liability	—	(175)	175	*	*
Other income (expense), net	(120)	(2)	(118)	*	*

Total other expense, net	$(2,307)	$(2,958)	$651	(22%)

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Interest expense, net	$(3,965)	$(5,191)	$1,226	(24%)
Change in fair value of warrant liability	—	(249)	249	*	*
Loss on the extinguishment of debt	(1,862)	—	(1,862)	*	*
Other income (expense), net	12	3	9	*	*

Total other expense, net	$(5,815)	$(5,437)	$(378)	7%

**	not meaningful

Other expense, net decreased by $0.7 million, or 22%, to $2.3 million in the three months ended June 30, 2019 from $3.0 million in the three months ended June 30, 2018. Interest expense, net decreased to $2.2 million in the three months ended June 30, 2019 from $2.8 million in the three months ended June 30, 2018 primarily due to the repayment of affiliate debt in connection with the Avista Merger. The decrease in the change in fair value of warrant liability is due to the exercise of the underlying warrants in connection with the Avista merger transaction.

Other expense, net increased by $0.4 million, or 7%, to $5.8 million in the six months ended June 30, 2019 from $5.4 million in the six months ended June 30, 2018. The increase is primarily attributable to the loss on the extinguishment of debt of $1.9 million which reflects the write-off of unamortized debt discount upon repayment of the Master Lease Agreement as well as early payment penalties in March 2019. The increase is offset by the 1.2 million decrease in interest expense primarily due to the repayment of affiliate debt in connection with the Avista Merger and $0.2 million decrease in the change in fair value of warrant liability due to the exercise of the underlying warrants in connection with the Avista merger transaction.

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital spending through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of June 30, 2019, we had $20.0 million in cash. We will have access to the second tranche of $10.0 million borrowings under our New Credit Agreement with Silicon Valley Bank as we have satisfied the trailing twelve month Consolidated Revenue and trailing three month Adjusted EBITDA requirements. We expect that our cash on hand as of June 30, 2019, plus availability under our New Credit Agreement, and cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments through at least August 31, 2020.

Our primary uses of cash are working capital requirements, capital expenditures and debt service payments. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. Working capital is used principally for our personnel as well as manufacturing costs related to the production of our products. Our working capital requirements vary from period-to-period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers. Our capital expenditures consist primarily of building improvements, manufacturing equipment, and computer hardware and software.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(21,674)	$(20,238)
Net cash used in investing activities	(1,501)	(557)
Net cash provided by in financing activities	21,929	19,747

Net change in cash and restricted cash	$(1,246)	$(1,048)

Operating Activities

During the six months ended June 30, 2019, net cash used in operating activities was $21.7 million, resulting from our net loss of $25.3 million and net cash used by changes in our operating assets and liabilities of $5.0 million, offset by non-cash charges of $8.6 million. Net cash used by changes in our operating assets and liabilities include an increase in inventory of $6.1 million, an increase in prepaid expenses and other current assets of $0.8 million and a decrease in other liabilities of $0.4 million, all of which were offset by a decrease in accounts receivable of $0.7 million and an increase in accounts payable and accrued expenses and other current liabilities of $1.6 million.

During the six months ended June 30, 2018, net cash used in operating activities was $20.2 million, resulting from our net loss of $42.5 million, partially offset by net cash provided by changes in our operating assets and liabilities of $11.8 million and non-cash charges of $10.5 million. Net cash provided by changes in our operating assets and liabilities includes a decrease in accounts receivable of $5.3 million, an increase in accounts payable of $7.2 million, an increase in accrued interest – affiliate debt of $1.8 million and an increase in accrued expenses and other liabilities of $0.9 million. The increases were partially offset by an increase in inventory of $1.6 million and an increase in prepaid expenses and other current assets of $1.8 million.

Investing Activities

During the six months ended June 30, 2019, we used $1.5 million of cash in investing activities consisting of capital expenditures and an intangible asset purchase.

During the six months ended June 30, 2018, we used $0.6 million of cash in investing activities consisting of capital expenditures.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $21.9 million. This consisted primarily of $40.0 million in proceeds from the Term Loan under the New Credit Agreement, $7.0 million in borrowings under the Revolver in this agreement and $0.6 million in proceeds from the exercise of common stock warrants. The net cash provided by financing activities was partially offset by the payment of the put option on redeemable common stock of $6.8 million, repayment of the Master Lease Agreement of $17.6 million, repayment of capital lease obligations of $0.6 million and the payment of $0.8 million of debt issuance costs related to the New Credit Agreement.

During the six months ended June 30, 2018, net cash provided by financing activities was $19.7 million that consisted primarily of $10.0 million in notes payable from related party borrowings, $5.0 million in a term loan payable from a bank and $4.8 million in net borrowings under our Credit Agreement.

Indebtedness

2019 New Credit Agreement

On March 14, 2019, we and our subsidiaries, Organogenesis Inc. and Prime Merger Sub, LLC entered into a credit agreement with SVB and the several other lenders, which we refer to as the New Credit Agreement. The New Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) of up to the lesser of $40.0 million and the amount determined by the Borrowing Base (as defined in the New Credit Agreement). Additionally, we entered into a $60.0 million term loan (the “Term Loan Facility”) structured in three tranches. The first tranche of $40.0 million was made available to us and fully funded on March 14, 2019; (ii) the second tranche of $10.0 million will be made available to us until September 30, 2019 upon: (a) the lenders’ receipt of financial statements for the quarter ended June 30, 2019, (b) our demonstrated compliance with the financial covenants in the New Credit Agreement and (c) our achievement of trailing twelve month Consolidated Revenue of not less than $221.3 million and a trailing three month EBITDA (as defined in the New Credit Agreement) loss not in excess of $5.0 million; and (iii) the third tranche of $10.0 million will be made available to us until March 31, 2020 upon the lenders’ confirmation of our compliance with the financial covenants in the New Credit Agreement through December 31, 2019 and Borrower’s achievement of trailing twelve month Consolidated Revenue not less than $231,5 million; provided, however, that if we do not achieve the milestones required for the second tranche, the amount that may become available under the third tranche will be increased from $10.0 million to $20.0 million.

We are required to comply with certain covenants and restrictions under the New Credit Agreement facilities. If we fail to comply with these requirements, the lenders will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under either or both of the Revolving Facility or the Term Loan Facility. Under the New Credit Agreement, we are required to achieve Minimum Trailing Twelve Month Consolidated Revenue (as defined in the New Credit Agreement), tested quarterly, at the following levels: $200.0 million for the trailing twelve months ending March 31, 2019; $213.5 million for the trailing twelve months ending June 30, 2019; $221.3 million for the trailing twelve months ending September 30, 2019; and $231.5 million for the trailing twelve months ending December 31, 2019, with minimum revenue covenant levels for 2020 to be agreed between the lenders and us no later than February 15, 2020. In addition, we are required to maintain Minimum Liquidity (as defined in the New Credit Agreement) equal to the greater of (i) 6 months Monthly Burn (as defined in the New Credit Agreement) and (ii) $10.0 million. Finally, on or prior to December 31, 2019, we are obligated to enter into amended lease agreements with the owners of our facilities on Dan Road in Canton, Massachusetts providing for a lease term ending on a date that is later than March 14, 2024 and including arm’s length terms with respect to assignability, bankruptcy, early termination and other provisions as the lenders under the New Credit Agreement deem reasonably necessary.

As of June 30, 2019, we were in compliance with the financial covenants under the New Credit Agreement. We also satisfied the requirement for trailing twelve month Consolidated Revenue and a trailing three month Adjusted EBITDA and will have access to the second tranche of $10.0 million borrowings under the New Credit Agreement.

As of June 30, 2019, we had outstanding borrowing under the Revolving Facility and Term Loan Facility of the New Credit Agreement of $33.5 million and $40.0 million, respectively.

2017 Credit Agreement

In March 2017, we entered into a credit agreement with SVB, which we refer to as the Credit Agreement. The Credit Agreement, as amended, provided for a revolving credit facility of up to $30.0 million and a term loan of up to $5.0 million. The term loan was repaid in full in December 2018. As of December 31, 2018, we had outstanding borrowing under the revolving credit facility of the Credit Agreement of $26.5 million. Upon entering into the New Credit Agreement, the outstanding amount due under the Credit Agreement was fully repaid and terminated.

Master Lease Agreement

In April 2017, we entered into the Master Lease Agreement (the “ML Agreement”) with Eastward Fund Management LLC. As of December 31, 2018, we had outstanding borrowings of $15.9 million under the ML Agreement. Upon entering into the New Credit Agreement, the outstanding amount due under the ML Agreement was fully repaid and terminated.

NuTech Medical

As part of the consideration for the acquisition of NuTech Medical on March 24, 2017, we agreed to make four quarterly payments of $1.0 million during the first year following the closing, less a $0.5 million adjustment for working capital, and a payment of $4.0 million on the fifteen-month anniversary of the closing. As of June 30, 2019, $5.0 million remains payable and is accruing interest at a rate of 6% per annum. Refer to Note 13, “Commitments and Contingencies”.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less than 1	1 to 3	4 to 5	More than 5
	Total	Year	Years	Years	Years
	(in thousands)
Operating lease obligations (1)	$24,347	$5,219	$8,845	$2,770	$7,513
Capital lease obligations (2)	25,064	4,308	8,831	11,925	—
Debt obligations (3)	95,811	5,411	27,552	62,848	—
Purchase commitments (4)	23,795	23,795	—	—	—
Deferred acquisition consideration (5)	5,767	5,767	—	—	—
Acquisition of intangible assets (6)	500	250	250	—	—

Total	$175,284	$44,750	$45,478	$77,543	$7,513

(1)	Amounts in the table reflect minimum payments due for our lease of office space and vehicles under operating leases that expire between 2019 and 2030.
(2)

Amounts in the table reflect the total cash payments on our capital lease obligations associated with the Real Estate Entities, including accrued interest of $3,780. The leases have a ten-year term and expire in December 2022.

(3)

Amounts in the table reflect the contractually required principal and interest payable as of June 30, 2019 pursuant to outstanding borrowings under the 2019 New Credit Agreement. For the Term Loan Facility, the table reflects interest-only payments through March 2021 at an interest rate of 9.25%, as well as a final payment of $2.5 million due upon repayment of all outstanding amounts. For the Revolving Facility, the table reflects interest payments relating to the outstanding principal due in March 2024, calculated using an interest rate of 5.5%, which was the applicable interest rate as of June 30, 2019.

(4)	Amounts in the table reflect purchase commitments to suppliers for raw materials and consumables to be utilized in the manufacturing process.
(5)	Amounts in the table reflect deferred acquisition consideration payable to the sellers of NuTech Medical including interest accruing at a rate of 6% per annum.
(6)	Amounts in the table reflect the remaining payments due related to the acquisition of intangible assets.

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

Interest Rate Risk

As of June 30, 2019, we had $40.0 million and $33.5 million of borrowings outstanding under the Term Loan Facility and the Revolving Facility, respectively. Borrowings under our Debt Facility bear interest at variable rates. Based on the principal amounts outstanding as of June 30, 2019, an immediate 10% change in the interest rate would not have a material impact on our debt related obligations, financial position or results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Material Weaknesses on Internal Control over Financial Reporting

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, we identified the following deficiencies that existed as of December 31, 2018 and continued to exist at June 30, 2019. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Because of the deficiencies noted above, in consultation with management, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of both December 31, 2018 and June 30, 2019, based on the criteria in Internal Control—Integrated Framework (2013) issued by COSO.

Plans for Remediation of Material Weakness

Although the Company has made significant progress in remediating the aforementioned deficiencies, management did not perform sufficient control testing to conclude that the material weaknesses were remediated and therefore some of the control deficiencies continued to exist as of June 30, 2019. The Company is currently taking actions to remediate the deficiencies in its internal controls over financial reporting and is implementing additional processes and controls designed to address the underlying causes associated with the aforementioned deficiencies. During the period covered by this Quarterly Report on Form 10-Q, we continued to:

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

Changes in Internal Control Over Financial Reporting

Other than in connection with executing upon the implementation of the remediation plan outlined above, there were no changes in our internal control over financial reporting during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended June 30, 2019. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Dated: August 9, 2019	Organogenesis Holdings Inc. (Registrant)

/s/ Timothy M. Cunningham
Timothy M. Cunningham
Chief Financial Officer (Principal Financial and Accounting Officer)