Form 10-K
period 2019-12-31
Organogenesis Holdings Inc.
filed 2020-03-09
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

(781) 575-0775

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, $0.0001 par value	ORGO	NASDAQ Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $48.4 million, computed by reference to the closing sale price of the common stock as reported by The Nasdaq Capital Market on June 28, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

The number of shares of the registrant’s common stock outstanding as of February 28, 2020 was 105,356,948.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be provided in Part III of this Annual Report on Form 10-K will be provided by a Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before April 29, 2020.

ORGANOGENESIS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2019

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

We offer a comprehensive portfolio of products in the markets we serve that address patient needs across the continuum of care. We have and intend to continue to generate data from clinical trials, real-world outcomes and health economics research that validate the clinical efficacy and value proposition offered by our products. Several of our existing and pipeline products in our portfolio have PMA approval, BLA approval or 510(k) clearance from the FDA. Given the extensive time and cost required to conduct clinical trials and receive FDA approvals, we believe that our data and regulatory approvals provide us a strong competitive advantage. Our product development expertise and multiple technology platforms provide a robust product pipeline, which we believe will drive future growth.

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

On December 10, 2018, Avista Healthcare Public Acquisition Corp., our predecessor company (“AHPAC”), consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated as of August 17, 2018 (as amended, the “Avista Merger Agreement”), by and among AHPAC, Avista Healthcare Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of AHPAC (“Avista Merger Sub”) and Organogenesis Inc., a Delaware corporation. As a result of the Business Combination and the other transactions contemplated by the Avista Merger Agreement, Avista Merger Sub merged with and into Organogenesis Inc., with Organogenesis Inc. surviving the merger (the “Avista Merger”). In addition, in connection with the Business Combination, AHPAC redomesticated as a Delaware corporation (the “Domestication”). After the Domestication, AHPAC changed its name to “Organogenesis Holdings Inc.” As a result of the Avista Merger, Organogenesis Inc. became a wholly-owned direct subsidiary of Organogenesis Holdings Inc.

As of December 31, 2019, we had approximately 835 full-time employees worldwide. For the year ended December 31, 2019, we generated revenue of $261.0 million and we incurred operating expenses of $214.5 million.

Competitive Strengths

We believe we have several unique strengths that have been instrumental to our success and position us well for future growth:

•

Leader in Regenerative Medicine Technology with Strong Brand Recognition. Given our extensive history in regenerative medicine, we have strong brand recognition and market-leading positions across our portfolio, which includes flagship products Apligraf, Dermagraft and PuraPly AM, as well as our amniotic products NuCel, NuShield, ReNu and Affinity. Organogenesis is well recognized as an innovator that has advanced the science of regenerative medicine, as well as the methodology to manufacture living technology at large commercial scale and ship it worldwide. We first entered the market in 1998 with Apligraf, which is still considered one of the major breakthroughs of the Company in the regenerative medicine market, and a leader in the VLU market. In addition, our product, Dermagraft, has been on the market for over 15 years and is a well-known brand in the global regenerative medicine market. NuTech Medical has an established track record in the regenerative medicine category of the Surgical & Sports Medicine market and its products have a strong presence in this market.

•

Well-Positioned in Large, Attractive and Growing Global Markets—Advanced Wound Care and Surgical & Sports Medicine. We believe both markets will continue to see accelerated growth given favorable global demographics that include an aging population and a greater incidence of comorbidities such as diabetes, obesity, and cardiovascular and peripheral vascular disease and smoking. We believe there is growing adoption of regenerative medicine products by the physician community due to their clinical superiority and cost effectiveness for all major stakeholders compared to traditional products.

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

•

Large and Growing Body of Clinical Data and FDA Approved Products. We have a deep body of scientific, clinical and real-world outcomes data, including over 200 publications that review the technical and clinical attributes of our products. Several of our existing and pipeline products in our product portfolio have FDA regulatory approval, including PMA approval, BLA approval or 510(k) clearance. Given the extensive time and cost required to conduct clinical trials and receive FDA approval, we believe our data and regulatory approvals provide us a strong competitive advantage.

•

Robust and Extensive Relationships Across the Continuum of Care. We have established robust and extensive customer relationships across the entire continuum of care including hospitals, wound care centers, government facilities, ASCs and physician offices to sell our broad portfolio of products. We serve more than 3,000 health care facilities, hospital systems, IDNs and GPOs. In addition, we have developed important relationships with physicians, nurses, and other key decision makers as well as third-party payers. Given these relationships across the continuum of care, we believe we are well positioned to increase our penetration in the Advanced Wound Care market and leverage those relationships in the Surgical & Sports Medicine market.

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

Our Business Strategy

We believe the following strategies will play a critical role in our future growth:

•

Drive Penetration in the Fast Growing Advanced Wound Care Market. We intend to leverage our comprehensive product portfolio and relationships with key constituents to deepen our presence in the Advanced Wound Care market. In addition, with the acquisition of NuTech Medical, we acquired products that give us access to the rapidly growing amniotic category of the wound care market. We believe the breadth and flexibility of the portfolio we now offer allow us to address a wide variety of wound types, sizes, and reimbursement levels, offering significant new opportunities for growth. Furthermore, we believe our expanded product portfolio is enhancing the ability of our sales representatives to reach and penetrate customer accounts, contributing to strong growth over time. Additionally, we believe there is significant room for expansion of the Advanced Wound Care market as a whole and our wound biologics product category in particular as more physicians and payers are educated about the benefits of regenerative medicine technologies versus traditional therapies. We continue to invest to support physician and payer education as well as preclinical and clinical trials, real-world evidence, and other research to confirm the benefits of our products. We will continue to seek expanded payer coverage for all of our products, particularly PuraPly AM, NuShield and Affinity for which we do not yet have the broad commercial payer coverage enjoyed by Apligraf and Dermagraft.

•

Continued Expansion into Surgical & Sports Medicine Market. We entered the Surgical & Sports Medicine market with the acquisition of NuTech Medical and its established and leading presence in amniotic products in 2017. We plan to continue to accelerate penetration into this market by leveraging our established commercial and operational infrastructure and building out our direct sales force to supplement our independent sales agencies. We also plan to continue to take advantage of significant opportunities to cross-sell within our established customer bases in both the Advanced Wound Care and Surgical & Sports Medicine markets. We believe that the potential of regenerative medicine in the Surgical & Sports Medicine market, particularly with respect to chronic inflammatory and degenerative conditions, continues to present a strong long-term opportunity. Given our experience in the Advanced Wound Care market and regenerative medicine in general, we believe we are well positioned to capture this opportunity.

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

•

Continue to Expand Sales Force and Increase Sales Productivity and Geographic Reach. We plan to continue to expand the reach and penetration of our products by growing our sales organization to serve the Advanced Wound Care and Surgical & Sports Medicine markets. This expansion should allow us to achieve more focused and effective sales coverage for specific market categories, broaden our geographic footprint, and leverage our expanding relationships with large hospital systems and GPOs. We also plan to increase our focus on sales outside of the United States, including the European Union and the Middle East. Currently, substantially all of our sales are in the United States.

•

Supplement Organic Growth Through Selective Acquisitions. We have demonstrated our ability to successfully identify and integrate assets that complement our strategy through the acquisitions of Dermagraft and TransCyte from Shire and our amniotic products from NuTech Medical. We believe TransCyte has the ability to address a $200 million burn market, which includes 500,000 burns that require medical attention and 40,000 burns that require hospitalization annually in the United States. We continue to evaluate tuck-in acquisitions which complement our existing portfolios in both the Advanced Wound Care and Surgical & Sports Medicine markets and will leverage our established commercial and manufacturing infrastructure.

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

Our products use regenerative medicine technologies to provide solutions in the Advanced Wound Care and Surgical & Sports Medicine markets. Based on industry reports and management estimates, we believe that our addressable Advanced Wound Care and Surgical & Sports Medicine markets total approximately $14.9 billion, which includes an estimated $8.9 billion addressable market for Advanced Wound Care and an estimated $6.0 billion addressable market for Surgical & Sports Medicine. Within the Advanced Wound Care market, 54% of treatments are used in advanced wound dressings, 17% are used in biologics, 20% are used in negative pressure wound therapy and 9% are used in other treatments. The skin substitute sub-market, within biologics, grew at a CAGR of 15% from 2016 to 2018 and less than 5% of addressable wounds are currently being treated with skin substitutes. Within the Surgical & Sports Medicine market, the bone fusion sub-market accounted for approximately $2.7 billion, the tendon and ligament injuries sub-market accounted for approximately $1.0 billion and the chronic inflammatory and degenerative condition sub-market accounted for approximately $2.4 billion.

Key drivers of growth in these two markets include:

•	favorable global demographics and aging population;

•	greater incidence of comorbidities that contribute to impaired healing, such as diabetes, obesity, cardiovascular and peripheral vascular disease and smoking; and

•	increasing acceptance of advanced technologies to treat complex wounds and musculoskeletal injuries.

Advanced Wound Care Market

Wounds represent a large and growing burden on the public health as well as a significant cost to the health care system. Wounds are divided into two primary types, chronic and acute. It is estimated that approximately 80 million patients suffer from chronic and acute wounds globally each year, excluding surgical incisions. Chronic wounds account for most of the expenses due to their complexity and length of treatment.

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

While the underlying etiology of these chronic wounds is different, at a cellular level many of the problems that result in failed healing are the same. These include uncontrolled inflammatory processes, shortages of cell types and growth factors secreted by cells that are critical to healing, and that result in disrupted cell signaling pathways.

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

According to BIS Research, the global Advanced Wound Care market was estimated to be approximately $8.9 billion in 2018 and is expected to grow at a compound annual growth rate, or CAGR, of 3.6% through 2024. This market consists of several product categories including advanced wound dressings, devices such as negative pressure wound therapy, or NPWT, and biologics such as skin substitute and growth factors. The approximate breakdown for these product categories in 2018 is set forth below.

Advanced Wound Care Market

Wound biologics represents one of the smallest segments of the Advanced Wound Care market, but is the fastest growing and has seen the highest level of innovation. According to BIS Research, the worldwide wound biologics market, which includes skin substitutes and growth factors, was estimated to be approximately $1.5 billion in 2018, of which skin substitute products are estimated to represent approximately 64%. Skin substitutes, bioengineered or biologic grafts that cover skin defects and support healing, are one of the fastest growing categories of the Advanced Wound Care market. According to BioMed GPS SmartTrak, this market grew from almost $725 million in 2016 to $965 million in 2018 at an annual growth rate of 15%. Going forward, the skin substitute market is projected to continue to grow as patients with hard to heal wounds transition from other therapies to skin substitute treatment.

We expect this market to continue to grow at a rapid rate as physicians are educated about the use of these products and understand the benefits as compared to other currently marketed products, payers incentivize doctors to use more cost effective treatments, patients demand more effective treatment solutions and advanced wound care becomes more common outside of the United States. We also believe that adoption of these products will increase as clinical evidence supporting the benefits of skin substitutes over traditional therapies continues to grow. Skin substitutes have demonstrated improved chronic and acute wound healing rates at a lower overall cost than the current standard of care. In a matched cohort study we commissioned, Medicare treatment costs for DFUs treated with Apligraf were $5,253 (p=0.49) lower per patient than the standard of care and for DFUs treated with Dermagraft, these costs were $6,991 (p=0.84) lower per patient than the standard of care. See Rice et al. “Economic outcomes among Medicare patients receiving bioengineered cellular technologies for treatment of diabetic foot ulcers.” J Med Econ. 2015;18(8):586-95.

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

We believe our multiple regenerative technology platforms will allow us to build a broad portfolio covering the full range of needs in the Surgical & Sports Medicine market. We also plan to leverage these platforms to expand into adjacent surgical markets in the near term. In the long-term, we plan to deepen our focus on chronic inflammatory and degenerative conditions, in particular OA. We intend to address patient needs in the inpatient hospital, ASC and clinic settings. We estimate the immediate addressable Surgical & Sports Medicine market for our products to be approximately $6.1 billion and is expected to grow at a CAGR of 8%. This market is growing rapidly due to an increase in spinal fusions, bone reconstruction surgeries and musculoskeletal injuries and degenerative conditions.

Bone Fusion

Spine fusion surgery involves the use of grafting material to cause two vertebral bodies to grow together into one. In the United States, medical facilities performed 667,400 spinal fusion surgeries in 2013, of which 398,300 were lumbar operations. Trauma and extremities applications, including ankle arthrodesis, now represent a bone fusion market nearly as large as the spine market. With improving fixation methods, success rates have improved across these applications. However, nonunion due to inadequate bone healing remains one of the leading causes of failure for fusion procedures. Fusion is especially challenging in patients with comorbidities such as diabetes, obesity, and smoking who have underlying healing deficiencies. According to Technavio, the annual market for orthobiologic products to aid in fusion exceeds $2.7 billion worldwide.

Tendon and Ligament Injuries

Tendon and ligament injuries are common orthopedic conditions in an active and aging population. There are approximately 250,000 rotator cuff repairs performed in the United States annually. Additionally, in 2015, there were approximately 40,000 outpatient Achilles tendon repairs in the United States. Re-rupture and reoperation continue to be a significant source of concern with non-operative management, occurring in 4.8% of Achilles tendon repair cases and as many as 25% or more rotator cuff repair cases. Comorbidities such as diabetes and obesity, as well as age, are correlated with higher risk of failed healing and re-rupture. Regenerative tissue scaffolds may be used to support the healing of tendons, ligaments and other soft tissues. According to Technavio, the annual regenerative tissue scaffold market is estimated to exceed $1 billion.

Chronic Inflammatory and Degenerative Conditions

Chronic inflammatory and degenerative orthopedic conditions are increasingly prevalent, driven in part by an aging demographic and higher levels of comorbidities such as diabetes and obesity. OA is the most common chronic condition of the joints, affecting approximately 27 million individuals in the United States. OA can affect multiple joints in the body, with arthritis of the knee being the most commonly treated. One in two adults will develop symptoms of knee OA during their lives. Other chronic inflammatory conditions such as Achilles and rotator cuff tendinosis and plantar fasciitis are also increasingly common. Similar to many of the other conditions that we seek to address, chronic inflammatory and degenerative orthopedic conditions are often correlated with smoking, obesity and diabetes, among other factors. Collectively, these and other related conditions were treated with an estimated 9 million injections in 2016, including steroids and hyaluronic acid, or HA. According to Technavio, the global chronic inflammatory and degenerative orthopedic market exceeded $2.4 billion in 2018.

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

OA and other degenerative conditions, as well as soft tissue injuries such as tendinosis and fasciitis, are currently treated by injection with steroids or HA. However, steroids offer pain relief for only a limited period and have been shown to further degrade some types of tissues over time, worsening the underlying condition. The evidence of HA’s efficacy has been questioned, and it is clear that a significant percentage of patients do not respond to HA treatment. Patients who fail these less invasive therapies have limited options and may require surgical intervention, including total joint replacement.

Orthobiologics have been shown to be an effective alternative to traditional treatments. Due to their anti-inflammatory and pro-healing effects, they go beyond mechanical intervention to support the healing process in the damaged tissue and often result in faster healing times and shorter hospital stays. The orthobiologics market includes bone morphogenetic protein, viscosupplementation with HA, synthetic bone graft substitutes and stem cell therapy, in addition to DBM and allograft. The majority of our current and planned products in the Surgical & Sports Medicine space are based on amniotic technologies. There is a rapidly growing body of clinical and scientific evidence indicating the potential of these products in surgical applications, particularly in orthobiologics, resulting in increased adoption of these products. According to estimates from BioMed GPS, the amniotic orthobiologics market was $88 million in 2016 and is projected to grow at a CAGR of more than 22% through 2021.

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

The breadth and depth of our portfolio allow physicians to tailor solutions to meet the needs of individual wound care patients. Wounds of all types normally progress through predictable phases of healing, starting with inflammation, progressing to cell proliferation and finally remodeling to form normal skin. Wounds may stall during this process, typically in the inflammatory phase, for a variety of reasons. These reasons include biofilm or infection, uncontrolled inflammatory processes, shortages of cell types and growth factors secreted by cells that are critical to healing and disrupted cell signaling pathways.

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

Our advanced wound care products are used predominantly in wound clinics that are located in an outpatient hospital setting as well as in physician offices and ASCs. Our products that are used to treat burns are used predominantly in the inpatient hospital setting. The table below summarizes our comprehensive advanced wound care product suite:

Product (Launch Year)	Description	Regulatory Pathway	Clinical Application
Affinity (2014)†	Fresh amniotic membrane containing many types of viable cells, growth factors/cytokines, and ECM proteins	361 HCT/P	Chronic and acute wounds

Product (Launch Year)	Description	Regulatory Pathway	Clinical Application
Apligraf (1998)	Bioengineered living cell therapy that contains two living cell types, keratinocytes and fibroblasts, that produce a broad spectrum of cytokines and growth factors	PMA	VLUs; DFUs
Dermagraft (2001)*	Bioengineered product with living human fibroblasts, seeded on a bioabsorbable scaffold, that produce human collagen, ECM, proteins, cytokines, and growth factors	PMA	DFUs
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

Affinity

Affinity is a fresh, amniotic allograft for application in the care of chronic and acute wounds or surgical implantation in spine, orthopedic and sports medicine applications. We believe Affinity is one of only a few amniotic tissue products containing viable amniotic cells, and is unique in that it undergoes our proprietary AlloFresh process that hypothermically stores the product in its fresh state, never dried or frozen, which retains its native benefits and structure. Regulated as a human cells, tissues, and cellular and tissue-based product, or HCT/P, under Section 361 of the PHSA, these products are referred to as Section 361 HCT/Ps, or simply 361 HCT/Ps. Affinity’s native cellular properties support cell and tissue growth making it an excellent option to support wound and soft tissue healing. Affinity was launched in 2014 by NuTech Medical and acquired by us in 2017.

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

Dermagraft

Dermagraft is a dermal substitute grown from human dermal fibroblasts and has received PMA approval for the treatment of DFUs. Launched in 2001 by Smith & Nephew and acquired by us in 2014, this product helps to restore the compromised wound bed to facilitate healing. The living cells in Dermagraft produce many of the same proteins and growth factors that support the healing response in healthy skin. In addition to an FDA-monitored

RCT demonstrating its superiority to conventional therapy in the healing of DFUs, studies based on real-world electronic health records and Medicare data have demonstrated its superior clinical efficacy and value as compared to competitive wound care products and conventional therapy. Dermagraft can be applied weekly (up to eight times) over a twelve-week period and does not need to be removed from the wound during this period because it contains a temporary mesh fabric that is dissolvable and becomes part of the body’s own healing processes.

NuShield

NuShield is a dehydrated placental tissue graft that is topically or surgically applied to the target tissue to support healing. Regulated as a 361 HCT/P, NuShield is processed using our proprietary LayerLoc process, which preserves the native structure of the amnion and chorion membranes, including the intermediate or spongy layer, and their reservoir of growth factors and other proteins. NuShield is available in multiple sizes, can be used to help support healing of chronic and acute wounds of many sizes, and can be stored at room temperature with a five year shelf life. NuShield was launched in 2010 by NuTech Medical and acquired by us in 2017.

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

NuCel

NuCel is a surgically implanted allograft derived from human amniotic tissue and amniotic fluid. NuCel is used primarily in spinal and orthopedic surgical applications to support tissue healing, including bone growth and fusion. The amniotic tissue harvesting process protects key biologic characteristics of the tissue that support healing. Several published clinical studies have demonstrated the clinical efficacy of NuCel, particularly in patients with significant comorbidities such as diabetes and obesity. While NuCel is currently regulated as a 361 HCT/P, clinical efforts are ongoing to secure BLA approval for the product. NuCel was launched in 2009 by NuTech Medical and acquired by us in 2017.

ReNu

ReNu is a cryopreserved suspension derived from human amniotic tissue and amniotic fluid, formulated for office use. It can be used to support healing of soft tissues, particularly in degenerative conditions such as OA and joint and tendon injuries such as tendinosis and fasciitis. A pilot clinical study of ReNu for knee OA has been published, which we believe is indicative of its safety. The results of this study also suggest potential efficacy for a period of more than a year. While ReNu is currently regulated as a 361 HCT/P, clinical efforts are ongoing to secure BLA approval for the product. Management believes BLA approval may facilitate a significant incremental sales opportunity for ReNu. ReNu was launched in 2015 by NuTech Medical and acquired by us in 2017.

Affinity, NuShield and PuraPly AM

We also market our Affinity and NuShield products for surgical and orthopedic applications. These products may be used as an adhesion barrier or as an on-lay or wrap in soft tissue repairs. The biological characteristics of these amniotic tissues may help support the healing of soft tissue defects, particularly in difficult-to-heal locations or challenging patient populations. In addition, we market our PuraPly AM product for the surgical treatment of open wounds.

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

Ongoing Clinical Studies

We believe gathering robust and comprehensive clinical and real-world outcomes data is an essential component of developing a competitive product portfolio and driving further penetration in the markets where we compete. We have six ongoing studies. We continue to invest in generating clinical data for our Advanced Wound Care and Surgical & Sports Medicine products, and believe such data enhance sales efforts with physicians and reimbursement dynamics with payers over time. The tables below summarize the status of our recent clinical studies for our Advanced Wound Care and Surgical & Sports Medicine products.

Advanced Wound Care

Surgical & Sports Medicine

Recently Published Clinical Studies

PuraPly AM

In a recently published 24-week study of the use of PuraPly AM in the management of bioburden and treatment of chronic, non-healing wounds (n=63), 90% of wounds demonstrated a reduction in area and 68% of wounds achieved complete closure (mean time to complete closure of 5.0 weeks). The wounds studied included 29% venous ulcers, 22% trauma and laceration, 16% post-surgical wounds, 13% pressure ulcers and 10% diabetic ulcers. The median wound area was 6.5cm2 and the mean wound duration was 4 months.

Affinity

In a published randomized controlled clinical trial of Affinity for use in diabetic foot ulcers comparing the use of Affinity and the standard of care (n=38) to the use of the standard of care alone (n=38), 60% of wounds in the Affinity and standard of care group achieved wound closure at 12 weeks compared to 38% of wounds in the standard of care group and 63% of wounds in the Affinity and standard of care group achieved wound closure at 16 weeks compared to 38% of wounds in the standard of care group. In addition: 82% of wounds in the Affinity and standard of care group achieved a greater than 60% reduction in wound area as compared to 58% of wounds in the standard of care group; 65% of wounds in the Affinity and standard of care group achieved a greater than 60% reduction in wound depth as compared to 39% in the standard of care group; and 81% of wounds in the Affinity and standard of care group achieved a greater than 75% reduction in wound volume as compared to 58% in the standard of care group.

NuShield

In a published clinical study of clinical experience using NuShield for the management of 50 wounds (VLUs (n=14), DFUs (n=24) and other wounds (n=12)), 45 (90%) of the wounds had wound closure percentages between 60% to 100%. The median time to complete wound closure (or healing) for all wounds was 102 days (14.6 weeks), and the percent healing rate of all wounds healed at 16 and 24 weeks was 56% and 73%, respectively. For DFUs treated with NuShield, the median time to healing was 120 days (17.1 weeks) and the percent healing rates at 16 and 24 weeks were 43% and 59%, respectively. For VLUs treated with NuShield, the median time to healing was 90 days (12.9 weeks), with percent healing rates of 56% and 85% at 16 and 24 weeks, respectively. For all other wounds treated with NuShield (including pressure ulcers, nonhealing surgical, ischemic, mixed etiology, and nonhealing amputation), the median time to healing was 48 days (6.9 weeks), with percent healing rates of 57% and 100% at 16 and 24 weeks, respectively.

ReNu

In a randomized controlled single-blind study comparing the treatment of knee OA symptoms with ReNu (n=68), a commercially available hyaluronic acid, or HA (n=64), and saline (n=68), patients treated with ReNu reported less pain and a higher OMERACT-OARSI responder rate at 6 months follow-up than patients treated with HA or saline.

NuCel

Published preliminary results of a study examining the use of NuCel to achieve one and two-level lumbar interbody fusion demonstrated that 97% of patients in the one-level lumbar interbody fusion group (n=38) achieved kinematic fusion and 100% of patients in the two-level lumbar interbody fusion group (n=34) achieved kinematic fusion. Baseline comorbidities were present in 90% of patients in the one-level lumbar interbody fusion group and 88% of patients in the two-level interbody fusion group and no adverse events related to NuCel were reported.

TransCyte

In a published study of the safety and efficacy of TransCyte for the treatment of partial thickness burns, the mean timing to achieve greater than 90% wound epithelialization was 11 days for patients treated with TransCyte as compared to 18 days for patients treated with silver sulfadiazine cream.

Previously Published Clinical Studies for FDA-Approved Products

We also have accumulated a significant body of clinical evidence demonstrating the efficacy of our FDA approved products, Apligraf and Dermagraft. We continue to invest in generating similar data for other Advanced Wound Care and Surgical & Sports Medicine products, and believe such data enhance sales efforts with physicians and reimbursement dynamics with payers over time. Our product Apligraf is the only product that has obtained FDA approval for the treatment of both VLUs and DFUs. Our product Dermagraft has also received FDA approval for DFUs. Below is a summary of the primary data supporting each product, and a description of the clinical studies that are currently in progress. As used herein, p value is a measure of statistical significance. The lower the p value, the more likely it is that the results of a clinical trial or study are statistically significant rather than an experimental anomaly. Generally, to be considered statistically significant, such results must have a p value <0.05.

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

Pivotal FDA Registration Trial

In the pivotal clinical trial, the weekly application of Dermagraft and conventional therapy for up to eight weeks increased the proportion of DFUs that achieved 100% closure at 12 weeks by 64%, when compared to the use of conventional therapy alone. Patients treated in the Dermagraft group were 1.7 times more likely to achieve 100% closure than patients receiving conventional therapy alone. These results demonstrated statistically significant improvements. The incidence of adverse events among the Dermagraft and control groups was generally consistent across both groups, with the most common adverse events being infection at the DFU site, infection not at the DFU site, accidental injury and skin dysfunction/blister. However, the percentage of patients who developed an infection at the DFU site was significantly lower in the Dermagraft treatment group as compared with the control group, 10.4% versus 17.9%, respectively. No adverse laboratory findings were associated with the use of Dermagraft and no adverse device effects were reported in the trial. In addition, no immunological responses or rejections from patients that received Dermagraft were reported in this trial or in patients treated to date. The primary healing data for the trial is presented in the figure below.

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

The economic study of Dermagraft in a Medicare population conducted by the Analysis Group is described under the heading “—Our Products— Previously Published Clinical Studies for FDA-Approved Products—Apligraf—Comparative Effectiveness and Economic Studies” above.

Product Pipeline

We have a robust pipeline of products under development for both the Advanced Wound Care and Surgical & Sports Medicine markets. We believe our pipeline efforts will deepen our comprehensive portfolio of offerings as well as allow us to address additional clinical applications. The following table summarizes our pipeline products and potential timeline for their commercial launch:

TransCyte

TransCyte is a bioengineered tissue scaffold that promotes burn healing, and has received PMA approval for the treatment of second- and third-degree burns. TransCyte complements our portfolio to address all severities of burn wounds. TransCyte is a flexible, durable product that provides bioactive dermal components, an outer protective barrier, increased re-epithelialization and pain relief for patients suffering from burns. We believe TransCyte will address a sizable market opportunity with limited competition, with only one other PMA approved product that would be directly competitive to TransCyte currently on the market. We plan to commercially launch TransCyte, which was acquired from Shire and previously marketed by Smith & Nephew, in 2021-22.

PuraForce

PuraForce is a bioengineered porcine collagen surgical matrix for use in soft tissue reinforcement applications that is intended for 510(k) indications for the reinforcement of all tendons in the body. PuraForce has high biomechanical strength per unit thickness, making it ideal for extremities applications. We commercially launched this product in 2019.

PuraPly XT

PuraPly XT is a version of PuraPly AM with enhanced thickness and PHMB content that allows for sustained presence of the antimicrobial barrier in the wound. Like PuraPly AM, PuraPly XT is intended for 510(k) indications for the treatment of chronic and acute wounds (other than 3rd degree burns) and the surgical treatment of open wounds. We plan to commercially launch this product in 2020.

PuraPly MZ

PuraPly MZ is a micronized particulate version of PuraPly that allows application in powder or gel form to deep and tunneling wounds. Like PuraPly, PuraPly MZ is intended for 510(k) indications for the treatment of chronic and acute wounds (other than 3rd degree burns) and the surgical treatment of open wounds. We plan to commercially launch this product in 2020.

Novachor

Novachor is a fresh chorionic membrane containing viable cells, growth factors/cytokines, and extracellular matrix (ECM) protein for the treatment of chronic and acute wounds that is currently regulated as a 361 HCT/P. We expect to commercially launch this product in the fourth quarter of 2020.

Gintuit

Gintuit is a surgically applied bioengineered bi-layered living cellular tissue that supports the healing of oral soft tissue. It is currently the only BLA approved product based on cultured allograft cells and it is indicated for the treatment of mucogingival conditions in adults. We are not currently marketing Gintuit.

Platform Technologies

Our proven research and development capabilities and established technology platforms support a robust and adaptable product pipeline for future applications. The platform technologies in which we have deep experience include:

•

Bioengineered Cultured Cellular Products: The development and production of bioengineered cultured cellular products have been a core competency of Organogenesis since its founding. Our Apligraf, Dermagraft, TransCyte and Gintuit products all draw from our expertise in this area.

•

Collagen Biomaterial Technology Platform: Our porcine collagen biomaterial technology platform incorporates proprietary tissue cleaning processes and allows us to bioengineer products for specific applications by controlling thickness, strength and remodeling rates. We currently hold 510(k) clearances for a number of products in this platform with indications ranging from tendon reinforcement to plastic surgery and general surgery applications. We commercially launched our PuraForce product from this platform in 2019.

•

Amniotic and Placental Products: Our current amniotic products are based on significant expertise in the processing of placental tissues and fluids to yield products with desirable characteristics. We have expertise using the full array of available tissue types and multiple processing methodologies, including our proprietary AlloFresh and LayerLoc processing methods. Our proprietary AlloFresh process hypothermically stores our Affinity product in its fresh state, never dried or frozen, which retains its native benefits and structure. Our proprietary LayerLoc process technology preserves the native structure of the amnion and chorion membranes, optimized to provide excellent strength, flexibility, and handling.

Commercial Infrastructure

Sales and Marketing

We have dedicated substantial resources to establish a multi-faceted sales capability in the United States. Our current Advanced Wound Care portfolio is sold throughout the United States via an experienced direct sales force, which focuses its efforts on outpatient wound care. We use a mix of direct sales representatives and independent agencies to service the Surgical & Sports Medicine market. As of December 31, 2019, we had approximately 265 direct sales representatives and approximately 160 independent agencies who have substantial medical device sales experience in our target end markets. These sales representatives are supported by teams of professionals focused on sales management, sales operations and effectiveness, ongoing training, analytics and marketing.

We have historically focused our market development and commercial activities on the United States, but we have obtained marketing registrations, developed commercial and distribution capabilities, and we are currently selling products in several countries outside of the United States. Our Apligraf product is currently distributed by our direct sales force in Switzerland, and through independent sales agents in Saudi Arabia and Kuwait. Our NuShield product is also distributed by our direct sales force in Switzerland, and through independent sales agents in Kuwait. We have obtained marketing registration for our Dermagraft product in Mexico, but we are not currently distributing it. Additionally, we are evaluating the regulatory pathways and market potential for our products in other major markets, including the European Union. Sales generated by our direct sales forces in the United States have represented, and we anticipate will continue to represent, a majority of our revenues.

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

We utilize third-party raw material suppliers to support our internal manufacturing processes. We select all of our suppliers through a rigorous process to ensure high quality and reliability with the capacity to support our expanding production levels. Only raw material from approved suppliers is used in the manufacture of our products. To confirm quality and identify any risks, our approved suppliers are audited at pre-determined intervals. Historically, we have not experienced any significant difficulty locating and obtaining the suppliers or materials necessary to fulfill our production requirements. In the first quarter of 2019, however, we suspended production of our product Affinity due to production issues at one of our suppliers. As this was our sole supplier of Affinity, it has resulted in a disruption of our production capabilities. We have identified an alternate supplier and expect production from the new supplier to reach commercial-scale production in the second quarter of 2020.

Manufacture of our products is dependent on the availability of sufficient quantities of source tissue, which is the primary component of our products. Source tissue includes donated human tissue, porcine tissue and bovine tissue. We acquire donated human tissue directly through institutional review board approved protocols at multiple hospitals, as well as through tissue procurement firms engaged by us or by our contract manufacturers. We have two qualified porcine tissue suppliers, and currently one source of bovine tissue. Our processing of these tissues is, and our supplier sources are required to be, compliant with applicable FDA current Good Tissue Practice, or cGTP, regulations, AATB standards and U.S. Department of Agriculture, or USDA, requirements.

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

Currently, Medicare makes a separate payment for our products when used in the physician office at a payment rate of average sales price (ASP) plus 6% (less the statutory sequestration rate of 2% of the government portion for a final payment rate of ASP+4.3%). In the outpatient hospital and ASC settings, Medicare payment for all our products (except PuraPly and PuraPly AM as described below) is bundled into the payment for the application procedure. During the period starting on January 1, 2018 and ending on September 30, 2018, payment for PuraPly AM and PuraPly was included in the bundled payment structure.

All skin substitute products administered in the hospital outpatient department and ASC settings are bundled, except for those products that have been approved by CMS for pass-through status. Pursuant to the Appropriations Act, PuraPly AM and PuraPly will have pass-through status effective on October 1, 2018 and Medicare will make a pass-through payment when PuraPly AM and PuraPly is used in outpatient hospital and ASC settings. PuraPly AM and PuraPly will retain pass-through status through September 30, 2020. The amount of the pass-through payment for PuraPly AM and PuraPly is equal to ASP + 6% for the applicable calendar quarter. Additionally, from October 1, 2018 through September 30, 2020 (the period in which PuraPly AM and PuraPly have pass-through status), the Center for Medicare & Medicaid Services, or CMS, is directed to remove all amounts attributable to PuraPly AM and PuraPly from the bundled payment amount, which did not result in a decrease in the payment for skin substitute procedures that do not include a product with pass-through status. The Appropriations Act applies only to Medicare and does not apply to Medicaid or any commercial payers.

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

Private payers often, but not always, follow the lead of Medicare or other governmental payers in making coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement can sometimes be a significant factor in obtaining favorable coverage and reimbursement for products by private payers. While most private payers currently cover Apligraf and Dermagraft, most of those payers do not cover many of our other products, such as PuraPly, PuraPly AM, NuShield, and Affinity.

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

The Appropriations Act, which was enacted on March 23, 2018, restored the pass-through status of PuraPly AM and PuraPly effective October 1, 2018 and this status will continue through September 30, 2020. As a result, PuraPly AM and PuraPly were included in the “bundled” payment structure from January 1, 2018 through September 30, 2018. Beginning on October 1, 2018, Medicare resumed pass-through payments when PuraPly AM and PuraPly are used in outpatient hospital and ASC settings. Under the Appropriations Act, all other skin substitute products, including all of our other products, will remain in the bundled payment structure. The amount of the pass-through payment for PuraPly AM and PuraPly is equal to ASP + 6% for the applicable calendar quarter. Additionally, from October 1, 2018 through September 30, 2020 (the period in which PuraPly AM and PuraPly have pass-through status), CMS is directed to remove all amounts attributable to PuraPly AM and PuraPly from the bundled payment amount, but which, due to the claims data and rate-setting methodology, has not resulted in a decrease in the payment for skin substitute procedures that do not include a product with pass-through status. The Appropriations Act applies only to Medicare, and does not apply to Medicaid or any commercial payers.

Furthermore, Medicare has signaled that it may revise its two-tiered bundled payment policy for skin substitutes. Medicare solicited comments in calendar year 2019 related to proposed updates and policy changes under the Medicare Hospital Outpatient Prospective Payment System (OPPS) and Ambulatory Surgical Center (ASC) Payment System. Medicare specifically solicited comments on whether it should eliminate the two-tiered bundle policy and establish a single bundle for all products. Based on the statements made in the proposed rule, it is possible that Medicare will revise its payment policy in calendar year 2021 or calendar year 2022. Any revised policy could result in decreased reimbursement for our products which could decrease utilization and reduce our revenues. Moreover, any new policy could result in a financial incentive for hospitals and ASCs to use our competitor’s products, thereby reducing our market share and revenue.

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

Our products compete primarily with skin substitute products, amniotic technology products, orthobiologics products, other advanced wound care and traditional wound care products, among others. Our competitors include 3M, ACell, Incorporated, Amniox Medical, Inc., Arthrex, Inc., Integra LifeSciences Holdings Corporation, Medtronic plc, MiMedx Group, Inc., Smith & Nephew plc, Misonix, Inc. and Stryker Corporation.

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

Intellectual Property

Our success depends in part on our ability to protect our proprietary technology and intellectual property and operate without infringing the patents and other proprietary rights of third parties. We rely on a combination of trademark, trade secret, patents, copyright and other intellectual property rights and measures to protect the intellectual property rights that we consider important to our business. We also rely on know-how and continuing technological innovation to develop and maintain our competitive position. Other than a license from Novartis Pharma AG for trademark and domain name rights to Apligraf and an exclusive license from RESORBA Medical GmbH, or Resorba, to a U.S. patent for a collagen-based wound dressing containing PHMB, we do not have any additional material licenses to any technology or intellectual property rights. Under the terms of the exclusive license from Resorba, we were obligated to make minimum royalty payments of $1.0 million in each of 2018 and 2019, and were subject to a $2.5 million minimum royalty payment in 2017, as part of an ongoing low single digit royalty payment on net sales of PuraPly AM; the term of the license shall continue for the life of the patent, which expires in October 2026. We may also terminate the license upon written notice to Resorba in the event that (i) the patent is invalidated or (ii) we stop all activities that would require a license to the patent, and either party may terminate the license in the event of a material breach by the other party, subject to notice and an ability to cure. In addition, we were obligated to make upfront and maintenance payments totaling $0.6 million at specified periods prior to April 1, 2019, including a payment of $0.2 million that was made on July 1, 2018. The license is assignable but not sub-licensable.

As of December 31, 2019, we owned 56 issued patents globally, of which 10 were U.S. patents. As of December 31, 2019, we owned 20 pending patent applications, of which 11 were patent applications pending in the United States. Subject to payment of required maintenance fees, annuities and other charges, many of our issued patents are currently expected to expire between 2020 and 2036. The expiration of these patents is not expected to have a material impact on our business. In addition, many of our products, including our Apligraf, Dermagraft and NuShield products, are not covered by our issued patents or pending patent applications. Our issued patents are drawn to the following main areas: methods of making our collagen biomaterial technology platform products, methods of using cultured tissue constructs, three-dimensional stromal tissue-based methods for vascularizing cardiac tissue, containers for shipping frozen products, bioreactor culture dish systems having an accessible sealing port, methods for preparing multi-layer stacks of living tissue, cultured three-dimensional tissues comprising a scaffold of a biocompatible non-living material, cultured three-dimensional tissue comprising living fibroblasts for treating congestive heart failure, methods for treating oral conditions using a gel mixture comprising collagen and cultured fibroblast cells, methods of making and using osteogenic implants comprising a placental membrane sheet, wound treatment methods using amniotic stem cell solutions and placental membrane sheets, methods of generating cartilage in a skeletal joint using placental membrane preparations, hepatocyte growth factor- and hyaluronic acid-containing compositions and methods of using such compositions, methods making placental membrane preparations comprising hyaluronic acid, methods of harvesting or proliferating human prenatal stem cells, hypothermic morselized placental membrane storage methods, and adjustable debridement curette apparatuses. Our pending patent applications encompass additional areas, including wound treating methods using morselized amnion tissue and amniotic-derived cells, methods of assessing native stem cell populations using cultured isolated stem cells and reference cell sources, visco-supplement compositions and musculoskeletal inflammatory treatment methods using same, uses of human amniotic fluid for treating chronic wounds and joint diseases. Our pending patent applications may not result in issued patents and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products or provide us with any competitive advantage. See the section titled “Risk Factors—Risks Related to Our Intellectual Property” for additional information.

Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 13 U.S. trademark registrations and 9 foreign trademark registrations, as of December 31, 2019.

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

Unless an exemption applies or the product is a Class I device, each medical device that we market must first receive either 510(k) clearance or PMA approval from the FDA. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. We maintain necessary clearances and approvals for products derived from porcine, bovine, and human tissues that are regulated by the FDA. PuraPly, PuraPly AM, PuraPly XT, and PuraForce are medical devices that have been cleared for marketing under a number of 510(k)s for uses such as wound dressing, intraoral barrier, and surgical mesh. We also maintain medical device approvals for the Apligraf (P950032) and Dermagraft (P000036) devices, both approved by the FDA as chronic wound treatments.

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

Employees

As of December 31, 2019, we had approximately 835 employees worldwide. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe our employee relations are good.

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

Risks Related to Organogenesis and its business

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

•	the announcement or introduction of new products by our competitors;

•	failure of government health benefit programs and private health plans to cover our products or to timely and adequately reimburse the users of our products;

•	the rate of reimbursement for purchases of our products by government and private insurers;

•	any change in Medicare payment policy which provides a competitive advantage to our competitor’s products;

•	whether our products or our competitors’ products are granted pass-through reimbursement status or included in the “bundled” reimbursement structure;

•	our ability to upgrade and develop our systems and infrastructure to accommodate growth;

•	our ability to attract and retain key personnel in a timely and cost effective manner;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

•	changes in, or enactment of new laws or regulations promulgated by federal, state or local governments;

•	cost containment initiatives or policies developed by government and commercial payers that create financial incentives not to use our products;

•	our inability to demonstrate that our products are cost-effective or superior to competing products;

•	our ability to develop new products;

•	discovery of product defects during the manufacturing process;

•	initiation of a government investigation into potential non-compliance with laws or regulations;

•	sanctions imposed by federal or state governments due to non-compliance with laws or regulations;

•	recall of one or more of our products by the FDA due to noncompliance with FDA requirements; and

•	general economic conditions as well as economic conditions specific to the healthcare industry.

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

To date, we have financed our operations primarily through debt and equity financings, and we have incurred losses from operations in many years since our inception. Our loss attributable to Organogenesis Holdings Inc. was $40.5 million, $64.8 million and $8.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $171.0 million. We expect to incur significant sales and marketing costs as we expand our operations to support the sale of our products. Our prior losses, combined with anticipated losses for the foreseeable future, have had, and may continue to have, an adverse effect on our business, results of operations and financial condition.

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

We have historically had a small internal accounting and finance staff. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting, including a material weakness identified in connection with the audit of our financial statements for the year ended December 31, 2019. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audits of our financial statements for the years ended December 31, 2018, 2017 and 2016, our management team identified the following material weaknesses:

(1) We did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose certain complex transactions, including the recapitalization and related debt extinguishment and conversion;

(2) We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

Although we have made significant progress and have remediated the material weakness pertaining to the policies, processes, and controls over accounting for and disclosing certain complex transactions, the remaining material weakness continued to exist as of December 31, 2019. Specifically, we did not design and maintain formal accounting, business operations, and Information Technology policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including (i) formalized policies and procedures for reviews over account reconciliations, journal entries, and other accounting analyses and memos and procedures to ensure completeness and accuracy of information used in these review controls and (ii) controls to support the objectives of proper segregation of the initiation of transactions, the recording of transactions, and the custody of assets.

We are committed to remediating the material weakness described above and commenced remediation efforts during 2018 that continued during 2019. We added additional accounting resources with requisite background and knowledge; we engaged external experts to complement internal resources; we began implementation of a new companywide enterprise resource planning system and we have designed more effective controls that should remediate these deficiencies once they have been implemented and have had sufficient time for them to operate effectively. We plan to continue to take additional steps to remediate the material weaknesses and improve our financial reporting systems and implement new policies, procedures and controls. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement.

We face significant and continuing competition, which could adversely affect our business, results of operations and financial condition.

We face significant and continuing competition in our business, which is characterized by rapid technological change and significant price competition. Market share can shift as a result of technological innovation and other business factors. Our customers consider many factors when selecting a product, including product reliability, clinical outcomes, economic outcomes, price and services provided by the manufacturer. Our ability to compete depends in large part on our ability to provide compelling clinical and economic benefits to our customers and payers, develop and commercialize new products and technologies and anticipate technological advances. Product introductions or enhancements by competitors which may have advanced technology, better features or lower pricing may make our products obsolete or less competitive. In addition, consolidation in the healthcare industry continues to lead the demand for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, results of operations or financial condition. The presence of this competition in our market may lead to pricing pressure, which would make it more difficult to sell our products at a price that will make us profitable or prevent us from selling our products at all. As a result, we will be required to devote continued efforts and financial resources to bring our products under development to market, deliver cost-effective clinical outcomes, expand our geographic reach, enhance our existing products and develop new products for the advanced wound care and soft tissue repair markets. Even if we develop cost effective and/or new products, they may not be covered or reimbursed due to cost-containment and other financial pressures from payers.

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

We believe physicians will only adopt our products if they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to conventional methods. Physicians also are more interested in using cost-effective products and may practice in settings like Accountable Care Organizations, or ACOs, or Medical Homes, where they face considerable cost-containment pressure. In general, physicians may be slow to change their medical treatment practices and use of our products for the following reasons, among others:

•	their lack of experience using our products;

•	lack of evidence supporting additional patient benefits from use of our products over conventional methods;

•	pressure to contain costs;

•	preference for other treatment modalities or our competitors’ products;

•	perceived liability risks generally associated with the use of new products and procedures;

•	limited availability of coverage and/or reimbursement from third party payers; and

•	the time that must be dedicated to training.

The degree of market acceptance of our products will continue to depend on a number of factors, including:

•	the safety and efficacy of our products;

•	the potential and perceived advantages of our products over alternative treatments;

•	clinical data and the clinical indications for which our products are approved;

•	product labeling or product insert requirements of the FDA or other regulatory authorities, including any limitations or warnings contained in approved labeling;

•	the cost of, and relative reimbursement rate for, using our products relative to the use of our competitors’ products or alternative treatment modalities;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support;

•	the timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	our reputation and the reputation of the products;

•	the shelf life of our products and our ability to manage the logistics of the end-user supply chain; and

•	sufficient and readily accessible third-party insurance coverage and reimbursement.

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

Continued expansion of our business will be expensive and we may seek funds from stock offerings, borrowings under our existing or future credit facilities or other sources. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing and commercializing new products or technologies;

•	the cost of obtaining and maintaining regulatory approval or clearance of certain products and products in development;

•	the number and timing of acquisitions and other strategic transactions such as our acquisition of NuTech Medical, and integration costs associated with such acquisitions;

•	the costs associated with capital expenditures; and

•	unanticipated general, legal and administrative expenses.

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

Our products are manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture and storage of our products, subjects us to production risks. In addition to ongoing production risks, process deviations or unanticipated effects of approved process changes may result in non-compliance with regulatory requirements including stability requirements or specifications. Most of our products must be stored and transported within a specified temperature range. For example, if environmental conditions deviate from that range, our products’ remaining shelf-lives could be impaired or their safety and efficacy could be adversely affected, making them unsuitable for use. These deviations may go undetected. The occurrence of actual or suspected production and distribution problems can lead to lost inventories, and in some cases recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays and result in substantial additional expenses. Production of our Affinity product, for example, was suspended in the first quarter of 2019 due to production issues at one of our suppliers. Although our supplier has implemented certain corrective measures, we have determined that the current process does not meet our production standards. As a result, we identified an alternate supplier, but do not expect this new supplier to achieve commercial-scale production until the second quarter of 2020 at the earliest. This disruption in supply will result in reduced Affinity revenue. Although we have increased production of our other products in order to meet the demand created by the shortage of our Affinity product, there can be no assurance that we will be able to replace, in whole or in part, lost Affinity revenue caused by this production suspension. This and any other unforeseen failure in the storage of our products or loss in supply could result in a loss of our market share and negatively affect our revenues and operations.

Because we depend upon a limited group of suppliers and manufacturers for our products, including our Nushield, Affinity, Apligraf and Dermagraft products, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact sales of our products.

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

We are committed to building and further expanding our internal sales and marketing capabilities, including the expansion of our sales force to support the marketing and sales of the products acquired in connection with our 2017 acquisition of NuTech Medical. As a result, we continue to invest in a direct sales force for our products to allow us to reach new customers and potentially increase sales. These expenses impact our operating results, and there can be no assurance that we will continue to be successful in significantly expanding the sales of our products.

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

Business or economic disruptions or global health concerns could seriously harm our business.

Broad-based business or economic disruptions could adversely affect our business and the sale of our products. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. To date, this outbreak has already resulted in extended shutdowns of certain businesses in the Wuhan region and has had ripple effects to businesses around the world. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators, health care providers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact the hospitals, clinics and healthcare providers to whom we sell our products, which could have a material adverse effect on our business and our results of operation and financial condition.

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

If a breach of our measures protecting personal data covered by HIPAA, the HITECH Act, or the CCPA occurs, we may incur significant liabilities.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the HITECH Act, and the regulations that have been issued under it, impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information. The requirements and restrictions apply to “covered entities” (which include health care providers and insurers) as well as to their business associates that receive protected health information from them in order to provide services to or perform certain activities on their behalf. The statute and regulations also impose notification obligations on covered entities and their business associates in the event of a breach of the privacy or security of protected health information. We occasionally receive protected health information from our customers in the course of our business. As such, we believe that we are business associates and therefore subject to HIPAA’s requirements and restrictions with respect to handling such protected health information, and have executed business associate agreements with certain customers.

In addition, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020. Pursuant to the CCPA, certain businesses are required, among other things, to make certain enhanced disclosures related to California residents regarding the use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply.

It is possible the data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country and state to state, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Further, compliance with data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We can provide no assurance that we are or will remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business. If we fail to comply or are deemed to have failed to comply with applicable privacy protection laws and regulations such failure could result in government enforcement actions and create liability for us, which could include substantial civil and/or criminal penalties, as well as private litigation and/or adverse publicity that could negatively affect our operating results and business.

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

The Patient Protection and Affordable Care Act (the “PPACA”) imposed, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States. Under these provisions, the Congressional Research Service predicted that the total cost to the medical device industry may be up to $20 billion over a decade. The Internal Revenue Service issued final regulations implementing the tax in December 2012, which required, among other things, bi-monthly payments and quarterly reporting. The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law in December 2015, included a two-year moratorium on the medical device excise tax. A second two-year moratorium on the medical device excise tax was signed into law in January 2018 as part of the Extension of Continuing Appropriations Act, 2018 (Pub. L. 115-120), extending the moratorium through December 31, 2019. On December 20, 2019, President Trump signed into law a permanent repeal of the medical device tax under the PPACA, but there is no guarantee that Congress or the President will not reverse course in the future. If such an excise tax on sales of our products in the United States is enacted, it could have a material adverse effect on our business, results of operations and financial condition.

We could incur asset impairment charges related to certain leasehold improvements, which could adversely affect our business, results of operations and financial condition.

Our long-term assets include property, plant and equipment of $47.2 million and $39.6 million as of December 31, 2019 and 2018, respectively. Approximately $21.7 million of each of these amounts is attributable to certain leasehold improvements that we made to the buildings we lease at 275 Dan Road as part of our Canton, Massachusetts corporate headquarters. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The build out to this property was suspended prior to completion and we are currently evaluating our future use of this property. If we decide that we do not intend to complete this buildout, either due to insufficient funding for this purpose or other business reasons, then these assets would be impaired. If an asset is determined to be impaired, the asset is written down to fair value, which is determined based on appraised value. Any such impairment could result in a non-cash charge equal to the full value of these improvements. During the years ended December 31, 2019, 2018 and 2017, we did not recognize an impairment charge in relation to these leasehold improvements. Changes in our assumptions with respect to our expected use of these assets may result in an impairment charge in the future, which could adversely affect our business, results of operations and financial condition.

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

Certain of the products that we manufacture, process and distribute are, or are derived from, human cells or tissues, including amniotic tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. In particular, HCT/Ps that meet certain criteria set forth in the FDA’s regulations at 21 C.F.R. § 1271.10 are regulated solely under Section 361 of the PHSA, so-called “Section 361 HCT/Ps”, and are not subject to any premarket clearance or approval requirements. They are also subject to less stringent post-market regulatory requirements than products regulated under Section 351 of the PHSA and/or under Sections 505, 510 or 515 of the FDCA. The Company has believed that certain of our HCT/Ps, including our products derived from amniotic membrane, qualify for regulation as Section 361 HCT/Ps. However, the regulatory classification of an HCT/P as a Section 361 HCT/P depends in part on the purposes for which the product is intended and in part on the processing to which an HCT/P is subject. On November 16, 2017, the FDA issued a final guidance document entitled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use”, or 361 HCT/P Guidance, which provides FDA’s current thinking on how to apply the existing regulatory criteria for regulation as a Section 361 HCT/P. These include, in addition to other requirements, requirements that an HCT/P be both minimally manipulated and intended for homologous use. In general, “minimal manipulation” is a standard referring to the degree to which the original characteristics of an HCT/P have been altered by processing and “homologous use” refers to the requirement that an HCT/P perform the same basic function in the donor as in the recipient. In light of the 361 HCT/P Guidance, it may be necessary to revise our labeling and marketing claims for our amniotic membrane products, including our Affinity and NuShield products, to clarify that they are intended as wound coverings, to ensure that they meet the homologous use requirement and therefore continue to qualify as Section 361 HCT/Ps. To the extent that any cell- or tissue-based product that we distribute is deemed not to be an HCT/P or a Section 361 HCT/P, it will be subject to premarket clearance or approval requirements, as well as additional, more stringent post-market regulatory requirements. Further, it may be necessary to obtain FDA approval of a BLA for NuCel and ReNu because those products may be deemed to be more than minimally manipulated, not for homologous use, or otherwise not regulated as Section 361 HCT/Ps. In the event NuCel and ReNu are deemed not to be Section 361 HCT/Ps, compliance with applicable pre- and post-market regulatory requirements will involve significant time and substantial costs. We may also be required to suspend sales of NuCel and ReNu until FDA approval is obtained. Thus, any action by the FDA to apply the principles set forth in the 361 HCT/P Guidance to the HCT/Ps that we distribute could have adverse consequences for us and make it more difficult or expensive for us to conduct our business. The 361 HCT/P Guidance indicates that the FDA is providing a 36-month enforcement grace period to allow time for distributors of HCT/Ps to make any regulatory submissions and obtain any premarket approvals necessary to comply with the guidance. If we are unable to obtain BLA approvals for NuCel and ReNu within the 36-month time period, we may be required to suspend sales of those products until FDA approval is obtained. The ability to obtain approval for the uses for which the product is currently marketed cannot be assured. We cannot guarantee that the FDA will not take enforcement action during the 36-month grace period. Moreover, even for those products that will remain regulated as Section 361 HCT/Ps, increasing regulatory scrutiny within the industry in which we operate could lead to heightened requirements, compliance with which could be costly. The costs and other resource burdens associated with any of these regulatory outcomes may limit the resources available to us to fully exploit our technologies or may otherwise limit our ability to carry out other business activities.

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

We conduct a variety of nonclinical and clinical trials, comparative effectiveness studies and economic and other studies of our products in an effort to generate comprehensive clinical and real-world outcomes data and cost effectiveness data in order to obtain product approval and drive further penetration in the markets we serve. In the event that these trials and studies, or similar trials and studies conducted by others, yield unfavorable results, those results could negatively affect the use or adoption of our products by physicians, hospitals and payers, thereby compromising market acceptance and profitability.

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

The manufacturing, marketing and processing of our products involve an inherent risk that our products or processes may not meet manufacturing specifications, applicable regulatory requirements or quality standards. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. A recall or market withdrawal of one of our products would be costly and would divert management resources. A recall or withdrawal of one of our products, or a similar product processed by another entity, also could impair sales of our products as a result of confusion concerning the scope of the recall or withdrawal, or as a result of the damage to our reputation for quality and safety.

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

Both before and after a product is commercially released, we have ongoing responsibilities under regulations promulgated by the FDA, the Federal Trade Commission, and similar U.S. and foreign regulations governing product labeling and advertising, distribution, sale and marketing of our products.

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

Government expectations and industry best practices for compliance continue to evolve and past activities may not always be consistent with current industry best practices. Further, there is a lack of government guidance as to whether various industry practices comply with these laws, and government interpretations of these laws continue to evolve, all of which create compliance uncertainties. Any non-compliance could result in regulatory sanctions, criminal or civil liability and serious harm to our reputation. Although we have a comprehensive compliance program designed to ensure that our employees’ and commercial partners’ activities and interactions with healthcare professionals and patients are appropriate, ethical, and consistent with all applicable laws, regulations, guidelines, policies and standards, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in preventing such conduct, mitigating risks, or reducing the chance of governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.

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

There have been and continue to be laws enacted by the federal government, state governments, regulators and third party payers to control healthcare costs, and generally, to reform the healthcare system in the United States. For example, the Patient Protection and Affordable Care Act of 2010 (“PPACA”) and the Medicare Access and CHIP Reauthorization Act of 2015 substantially changed the way healthcare is delivered and financed by both governmental and private insurers. These changes included the creation of demonstration programs and other value-based purchasing initiatives that provide financial incentives for physicians and hospitals to reduce costs, including incentives for furnishing low cost therapies for chronic wounds even if those therapies are less effective than our products. Under the Trump Administration, there are ongoing efforts to modify or repeal all or part of PPACA or take executive action that affects its implementation. Tax reform legislation was passed that includes provisions that impact healthcare insurance coverage and payment such as the elimination of the tax penalty for individuals who do not maintain health insurance coverage (the so-called “individual mandate”). Such actions or similar actions could have a negative effect on the utilization of our products. We expect such efforts to continue and that there will be additional reform proposals at federal and state levels. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit upheld a lower court’s determination in Texas v. Azar, 4:18-cv-00167, that the individual mandate was unconstitutional and remanded the case to the lower court for further analysis as to whether PPACA as a whole is unconstitutional because the individual mandate is not severable from other provisions of the law. We cannot predict the ultimate results of the Texas case or whether additional legislative reform proposals will be adopted, when they will be adopted, or what impact they may have on us, but any such proposals could have a negative impact on our business and provide incentives for hospitals and physicians to not use our products.

General legislative action may also affect our business. For example, the Budget Control Act of 2011 included provisions to reduce the federal deficit. The Budget Control Act, as amended, resulted in the imposition of reductions of up to 2% in Medicare payments to providers which began in April 2013 and will remain in effect through 2025 unless additional congressional action is taken. These or other similar reductions in government healthcare spending could result in reduced demand for our products or additional pricing pressure.

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

Sales of almost all of our products depend partly on the ability of our customers to obtain reimbursement for the cost of our products under government health benefit programs such as Medicare and Medicaid and from other global government authorities. Government health benefit programs and private health plans continuously seek to reduce healthcare costs. For example, in 2014, Medicare unexpectedly established a policy to stop making separate payment for our products in certain clinical settings. This policy required us to reduce prices for our products which caused significant reduction in our revenue. As of January 1, 2018, our PuraPly AM and PuraPly products no longer qualified for separate payments under Medicare and this change resulted in a reduction in our revenue as compared to prior periods.

In March 2018, the United States Congress passed, and the President signed into law, the Consolidated Appropriations Act of 2018, or the Appropriations Act. The Appropriations Act restored the pass-through status effective October 1, 2018 for drugs or biologicals whose period of pass-through payment status ended on December 31, 2018 and for which payment was packaged into a covered hospital outpatient service furnished beginning on January 1, 2018; PuraPly and PuraPly AM met these conditions. As a result, PuraPly and PuraPly AM were included in the “bundled” payment structure from January 1, 2018 through September 30, 2018 after which time Medicare resumed making pass-through payments to hospitals when they use PuraPly and PuraPly AM in the outpatient hospital setting and in ASCs. PuraPly and PuraPly AM will retain this “pass-through” reimbursement status through September 30, 2020. Other skin substitute products, including all of our other products, will remain in the bundled payment structure.

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

Payers are increasingly attempting to contain healthcare costs by limiting both the breadth of coverage and the level of reimbursement, particularly for new therapeutic products generally or specifically for new therapeutic products that target an indication that is perceived to be well served by existing treatments. Specifically, the Patient Protection and Affordable Care Act, or PPACA, enacted in 2010 contains provisions for Medicare demonstration programs that create financial incentives to treat patients with chronic wounds conservatively and not use our products. Furthermore, other than the PuraPly AM and PuraPly products through 2017, our products are not paid separately in the outpatient hospital setting which is our largest customer base. This payment policy has created incentives to use our competitors’ products. Accordingly, even if coverage and reimbursement are provided, market acceptance of our products has been and will be adversely affected if access to coverage is administratively burdensome to obtain and/or use of our products is administratively burdensome or unprofitable for healthcare providers or less profitable than alternative treatments. In addition, reimbursement from Medicare, Medicaid and other third-party payers is usually adjusted yearly as a result of legislative, regulatory and policy changes as well as budgetary pressures. In fact, Medicare has signaled that it may discontinue its two-tier bundling policy because it solicited comments on alternatives in its calendar year 2020 rulemaking. Changes in the policy could occur as early as calendar year 2021 and could include the establishment of a single bundle for all products which could place our products at a significant competitive disadvantage. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payers, or the denial of, or provision of uneconomical reimbursement for new products, as a result of these changes may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services also have the potential to significantly affect our operations and revenue. In addition, Medicare uses regional contractors called Medicare Administrative Contractors, or MACs, to process claims, develop coverage policies and make payments within designated geographic jurisdictions. While our products are currently covered by most MACs, we cannot be certain they will be in the future.

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

Under Medicare, our PuraPly AM and PuraPly products had pass-through reimbursement status through December 31, 2018 when used in the hospital outpatient and ASC setting. Hospitals and ASCs that use products with “pass-through” status receive a separate payment for the product in addition to the bundled payment, known as a “pass through” payment, resulting in a higher total reimbursement for procedures that use these products. “Pass through” status is typically granted for a two to three year period in order to encourage the development of innovative medical devices, drugs and biologics. As of January 1, 2018, PuraPly AM and PuraPly transitioned to the “bundled” payment structure applicable to other skin substitutes, which provides for a two-tiered payment system in the hospital outpatient and ASC setting and results in a single payment to the provider that covers both the application of the product and the product itself. Under the Appropriations Act, the pass-through status of certain products, including PuraPly AM and PuraPly, was restored effective October 1, 2018 and they will retain that status through September 30, 2020. As a result of the transition to the bundled payment structure, total Medicare reimbursement for procedures using our PuraPly AM and PuraPly products decreased substantially during the first nine months of 2018. This reduction in reimbursement resulted in a substantial decrease in revenue from our PuraPly AM and PuraPly products, which are key products in our portfolio, during the first nine months of 2018 and had a negative effect on our business, results of operations and financial condition. Although Medicare resumed making pass through payments for PuraPly AM and PuraPly products in the outpatient hospital and ASC setting on October 1, 2018 pursuant to the Appropriations Act, all other skin substitute products, including all of our other products, remain in the bundled payment structure. Legislation could be enacted in the future to repeal the provisions of the Appropriations Act that relate to pass-through status and terminate or shorten the period during which pass-through will apply to PuraPly AM and PuraPly and per the existing terms of the Appropriations Act, PuraPly AM and PuraPly will transition back into the bundled payment structure on October 1, 2020. The loss of the pass-through payment status may result in lower revenue for PuraPly AM and PuraPly which could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, Medicare has signaled that it may revise its two-tiered bundled payment policy for skin substitutes. Medicare solicited comments in calendar year 2019 related to proposed updates and policy changes under the Medicare Hospital Outpatient Prospective Payment System (OPPS) and Ambulatory Surgical Center (ASC) Payment System. Medicare specifically solicited comments on whether it should eliminate with the two-tiered bundle policy and establish a single bundle for all products. Based on the statements made in the proposed rule, it is possible that Medicare will revise its payment policy in calendar year 2021 or calendar year 2022. Any revised policy could result in decreased reimbursement for our products which could decrease utilization and reduce our revenues. Moreover, any new policy could result in a financial incentive for hospitals and ASCs to use our competitor’s products, thereby reducing our market share and revenue.

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

Additionally, our products or the technologies or processes used to formulate or manufacture our products may now, or in the future, infringe the patent rights of third parties. It is also possible that third parties will obtain patent or other proprietary rights that might be necessary or useful for the development, manufacture or sale of our products. In such cases, we may need or choose to obtain licenses for intellectual property rights from others and it is possible that we may not be able to obtain these licenses on commercially reasonable terms, if at all.

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

We have a significant amount of indebtedness. As of December 31, 2019, we had approximately $83.5 million of aggregate principal amount of indebtedness outstanding under our 2019 Credit Agreement. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to our debt holders and significant effects on our business. For example, it could:

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

As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, our senior secured credit facility requires us to comply with a minimum consolidated revenue covenant (measured on a trailing twelve month basis) and a minimum monthly liquidity ratio (measured as of the last day of each month). The operating and financial restrictions and covenants in the senior secured credit facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. For example, in the past, we have not been in compliance with certain financial covenants in our debt agreements, which may occur again in the future. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

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

Our Class A common stock is listed on Nasdaq under the symbol “ORGO”. Trading of our Class A common stock and public warrants was suspended as a result of the redemption on October 31, 2018 of all of AHPAC’s public shares. On November 2, 2018, as a result of the redemption of the public shares, Nasdaq issued a delisting notice in respect of the AHPAC units, AHPAC Class A ordinary shares and AHPAC warrants to purchase Class A ordinary shares. On November 9, 2018, AHPAC submitted a request for an oral hearing before the Hearings Panel to appeal the delisting determination pursuant to the procedures set forth in the Nasdaq rules. That hearing occurred on December 13, 2018 and on January 4, 2019, Nasdaq notified us that the Hearings Panel granted our request for the continued listing of our Class A common stock and lifted the trading suspension at the open of the market on January 8, 2019. Pursuant to the Hearing Panel’s decision, on or before March 31, 2019, we were required to demonstrate to the satisfaction of Staff and the Hearings Panel that we had a minimum of 300 round lot common stockholders and that we otherwise meet all applicable requirements for listing on Nasdaq. The Hearings Panel determined to delist our public warrants due to our non-compliance with the minimum 400 round lot holder requirement for initial listing on Nasdaq, as required by Nasdaq Listing Rule 5515(a)(4). On March 12, 2019, the Nasdaq Stock Market LLC filed a Form 25 with the SEC to delist the public warrants. The delisting became effective on March 22, 2019 (ten days after the Form 25 was filed). In connection with our exchange offer in the summer of 2019, we issued an aggregate of 2,925,731 shares of our Class A commons stock in exchange for all outstanding public warrants, which, until such time, traded “over-the-counter” under the trading symbol “ORGOW.” Even though the Company was able to regain compliance with the Nasdaq listing standards with respect to its Class A common stock, the Company can provide no assurance that it can maintain compliance with those standards.

If Nasdaq delists the Company’s Class A common stock from trading on its exchange for failure to meet the listing standards, the Company’s stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for the Company’s securities;

•	reduced liquidity for the Company’s securities;

•

a determination that the Company’s Class A common stock is a “penny stock” which will require brokers trading in the Company’s common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;

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

The Controlling Entities collectively beneficially own approximately 66% of the Company’s common stock. As a result of this voting control, the Controlling Entities collectively can effectively determine the outcome of all matters requiring stockholder approval, including, but not limited to, the election and removal of the Company’s directors (subject to any contractual designation rights), as well as other matters of corporate or management policy (such as potential mergers or acquisitions, payment of dividends, asset sales, and amendments to the Company’s certificate of incorporation and bylaws). This concentration of ownership may delay or deter possible changes in control and limit the liquidity of the trading market for the Company’s common stock, which may reduce the value of an investment in its common stock. This voting control could also deprive stockholders of an opportunity to receive a premium for their shares of common stock as part of a potential sale of the Company. So long as the Controlling Entities and their affiliates continue to own a significant amount of the Company’s combined voting power, even if less than 50.0%, they may continue to be able to strongly influence or effectively control its decisions. The interests of the Controlling Entities and their affiliates may not coincide with the interests of other holders of the Company common stock.

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

These provisions of the Company’s certificate of incorporation and bylaws could limit the ability of the Company stockholders to obtain a favorable judicial forum for certain disputes with the Company or with its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and employees. Alternatively, if a court were to find these provisions of the Company’s certificate of incorporation or bylaws inapplicable to, or unenforceable in respect of, one or more of the types of actions or proceedings listed above including, without limitation, any actions asserted under the Securities Act of 1933, as amended, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition and results of operations. In addition, there is uncertainty as to whether a court would enforce the Company’s forum selection provision with respect to any actions asserted under the Securities Act of 1933, as amended, as investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, the Company takes advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. As a result, the Company’s stockholders may not have access to certain information they deem important. the Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following October 14, 2021, the fifth anniversary of the IPO, (b) in which the Company has total annual gross revenue of at least $1.07 billion or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of the Company’s prior second fiscal quarter, and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. For example, the Company will adopt ASU 2016-02, Leases (Topic 842) on January 1, 2021 and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) on January 1, 2023. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

We also lease facilities in La Jolla, California and Birmingham, Alabama. Our La Jolla facilities are leased through December 31, 2021 and include approximately 92,000 square feet devoted to operations, research and development, and manufacturing. Our 25,000 square foot office in Birmingham supports the products we acquired as part of our acquisition of NuTech Medical. It was initially leased through December 31, 2020 and was subsequently extended to December 31, 2021 in the first quarter of 2020.

On March 13, 2019, Organogenesis Inc., our wholly-owned subsidiary, entered into a lease for approximately 43,850 square feet in Norwood, Massachusetts for office and laboratory use. The lease commenced on March 13, 2019. The rent commencement date was February 1, 2020. The initial lease term is ten years from the rent commencement date, with an early option to extend the term for a period of five years if exercised within twenty-four months of the rent commencement date and an option to extend the term for a period of ten years (in addition to the five-year early extension period, if exercised).

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

Market Information

Our Class A common stock is listed on the Nasdaq Capital Market under the symbol “ORGO”. Prior to the closing of the business combination, our Units began trading on the Nasdaq Capital Market under the symbol “AHPAU” on October 11, 2016. On November 28, 2016, we announced that holders of our Units could elect to separately trade the Class A ordinary shares and public warrants included in the Units. On November 29, 2016, our Class A ordinary shares and public warrants began trading on the Nasdaq Capital Market under the symbols “AHPA” and “AHPAW,” respectively. Trading of our Class A ordinary shares and public warrants was suspended as a result of the redemption on October 31, 2018 of all of AHPAC’s public shares. On November 2, 2018, as a result of the redemption of the public shares, Nasdaq issued a delisting notice in respect of the AHPAC units, AHPAC Class A ordinary shares and AHPAC warrants to purchase Class A ordinary shares. On November 9, 2018, AHPAC submitted a request for an oral hearing before the Hearings Panel to appeal the delisting determination pursuant to the procedures set forth in the NASDAQ rules. That hearing occurred on December 13, 2018 and on January 4, 2019, Nasdaq notified us that the Hearings Panel granted our request for the continued listing of our Class A common stock and lifted the trading suspension at the open of the market on January 8, 2019. On December 14, 2018, Nasdaq filed a Form 25 Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934 for the Units. Pursuant to the Hearing Panel’s decision, we were required to demonstrate to the satisfaction of Staff and the Hearings Panel that we had a minimum of 300 round lot common stockholders and that we otherwise meet all applicable requirements for listing on Nasdaq. The Hearings Panel determined to delist our public warrants due to our non-compliance with the minimum 400 round lot holder requirement for initial listing on Nasdaq, as required by Nasdaq Listing Rule 5515(a)(4). On March 12, 2019, the Nasdaq Stock Market LLC filed a Form 25 with the SEC to delist the public warrants. The delisting became effective on March 22, 2019 (ten days after the Form 25 was filed). All of the outstanding public warrants were exchanged for an aggregate of 2,925,731 shares of our Class A common stock in August and September 2019.

As of February 28, 2020, a total of 105,356,948 shares of our Class A common stock were outstanding and we had 84 holders of record of our Class A common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

Dividend policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, the terms of our 2019 Credit Agreement restrict our ability to pay cash dividends on our capital stock without the bank’s consent.

Securities authorized for issuance under equity compensation plans

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-K.

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

We offer a comprehensive portfolio of products in the markets we serve that address patient needs across the continuum of care. We have and intend to continue to generate data from clinical trials, real-world outcomes and health economics research that validate the clinical efficacy and value proposition offered by our products. Several of the existing and pipeline products in our portfolio have PMA approval, BLA approval or 510(k) clearance from the FDA. Given the extensive time and cost required to conduct clinical trials and receive FDA approvals, we believe that our data and regulatory approvals provide us a strong competitive advantage. Our product development expertise and multiple technology platforms provide a robust product pipeline, which we believe will drive future growth.

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

We generated net revenue of $261.0 million, $193.4 million and $198.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. We had a net loss of $40.5 million, $64.8 million and $8.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. We expect to incur operating losses for the foreseeable future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of December 31, 2019, we had an accumulated deficit of $171.0 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our common stock. We operate in one segment of regenerative medicine.

Items Affecting Comparability

NuTech Medical Acquisition. On March 18, 2017, we entered into an Agreement and Plan of Merger pursuant to which we acquired all of the outstanding shares of capital stock of Nutech Medical, Inc. (“NuTech Medical”) for aggregate consideration consisting of $12.0 million in cash at closing, $7.5 million of deferred acquisition consideration, 137,543 fully vested common stock options and 3,642,746 shares of our Class A common stock. Upon the closing of the merger, NuTech Medical merged with and into Prime Merger Sub, LLC (a wholly-owned subsidiary organized for the purpose of this transaction), with Prime Merger Sub, LLC surviving the merger as our wholly-owned subsidiary. The results of operations for NuTech Medical are included in our consolidated financial statements since March 24, 2017, which was the closing date of the merger.

Variable Interest Entity (VIE) Deconsolidation. We have historically consolidated the accounts of Dan Road Associates, LLC, 85 Dan Road Associates, LLC, and 65 Dan Road Associates, LLC, as variable interest entities. We refer to these variable interest entities collectively as the “Real Estate Entities.” The Real Estate Entities, which are controlled by certain of our affiliates, are special purpose entities that hold real estate that is leased by us. We do not hold any capital stock of the Real Estate Entities. Based on the nature of the leases and the mortgages held by these affiliates, we determined that the Real Estate Entities were variable interest entities, which required consolidation. Following the removal of certain personal guarantees provided by these affiliates in respect of mortgage loans related to the property held by the Real Estate Entities, we determined that the Real Estate Entities no longer met the definition of variable interest entities and we deconsolidated them from our financial statements as of June 1, 2017.

Avista Merger. On December 10, 2018, Avista Healthcare Public Acquisition Corp., our predecessor company (“AHPAC”), consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of August 17, 2018 (as amended, the “Avista Merger Agreement”), by and among AHPAC, Avista Healthcare Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of AHPAC (“Avista Merger Sub”) and Organogenesis Inc., a Delaware corporation (“Organogenesis Inc.”). As a result of the transactions contemplated by the Avista Merger Agreement, Avista Merger Sub merged with and into Organogenesis Inc., with Organogenesis Inc. surviving the merger (the “Avista Merger”). In addition, in connection with the business combination, AHPAC redomesticated as a Delaware corporation (the “Domestication”). After the Domestication, AHPAC changed its name to “Organogenesis Holdings Inc.” As a result of the Avista Merger, Organogenesis Inc. became a wholly-owned subsidiary of Organogenesis Holdings Inc. For periods prior to the closing of the Avista Merger on December 10, 2018, the disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to give effect to the Avista Merger.

Management’s Use of Non-GAAP Measures

Our management uses financial measures that are not in accordance with generally accepted accounting principles in the United States, or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Our management uses Adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. Our management believes Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the items that we exclude. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

We define EBITDA as net income (loss) attributable to Organogenesis Holdings Inc. before depreciation and amortization, interest expense and income taxes and we define Adjusted EBITDA as EBITDA, further adjusted for the impact of certain items that we do not consider indicative of our core operating performance. These items include non-cash equity compensation, mark to market adjustments on our warrant liabilities, interest rate swaps and our contingent assets and liabilities, write-off of IPO costs, costs incurred with the Avista Merger, transaction costs related to a warrant exchange transaction and a loss on the extinguishment of debt. We have presented Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.

Our Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net loss attributable to Organogenesis Holdings Inc., which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Some of these limitations are:

•

Adjusted EBITDA excludes stock-based compensation expense as it has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business and an important part of our compensation strategy;

•	Adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;

•	Adjusted EBITDA excludes net interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;

•	Adjusted EBITDA excludes the impact of the changes in the fair value of our warrant liability, our contingent consideration forfeiture asset, and the fair value of interest rate swaps;

•	Adjusted EBITDA excludes the write-off of the costs in connection with an abandoned public offering and the costs incurred in connection with the Avista Merger;

•	Adjusted EBITDA excludes costs incurred in connection with the Company’s warrant exchange transaction;

•	Adjusted EBITDA excludes loss on the extinguishment of debt;

•	Adjusted EBITDA excludes income tax expense (benefit); and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. A reconciliation of Adjusted EBITDA from net loss attributable to Organogenesis Holdings Inc., the most directly comparable financial measure calculated in accordance with GAAP, has been included herein.

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

We recognize revenue from sales of our Advanced Wound Care and Surgical & Sports Medicine products when the customer obtains control of our product, which occurs at a point in time and may be upon procedure date, shipment or delivery, based on the contractual terms of a contract. We record revenue net of a reserve for returns, discounts and GPO rebates, which represent a direct reduction to the revenue we recognize.

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

Selling, general and administrative expenses

Selling, general and administrative expenses generally include personnel costs for sales, marketing, sales support, customer support, and general and administrative personnel, sales commissions, incentive compensation, insurance, professional fees, depreciation, amortization, bad debt expense, information systems costs and costs associated with our administrative facilities. We expect our selling, general and administrative expenses to continue to increase due to continued revenue growth, increased investments in market development and the geographic expansion of our sales forces.

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

Other expense, net

Interest expense, net. Interest expense, net consists of interest on our outstanding indebtedness, including amortization of debt discount and debt issuance costs, net of interest income recognized.

Change in fair value of warrant liability. In connection with the 2016 Loans, we issued warrants to purchase our common stock to the lenders, who are affiliates of ours. We classified the warrants as a liability on our consolidated balance sheets because these warrants provided for down-round protection, which provided that the exercise price of the warrants be adjusted if we issued equity at a price below the exercise price of the warrants. The warrant liability was initially recorded at fair value and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense), net in the consolidated statements of operations. Changes in the fair value of the warrant liability were recognized until the warrants were exercised immediately prior to the closing of the Avista Merger on December 10, 2018.

Loss on the extinguishment of debt. In connection with the consummation of the Avista Merger in December 2018, outstanding principal of $45.7 million related to the affiliate debt was exchanged for 6,502,679 shares of our Class A common stock and a cash payment of $35.6 million, including $22.0 million of principal and $13.6 million of accrued interest and accrued affiliate loan fees as of and through the closing date of the Avista Merger. Following the consummation of these transactions, the affiliate debt was deemed fully paid and satisfied in full and was discharged and terminated. We incurred a loss of $2.1 million on the extinguishment of the affiliate debt in connection with the write off of unamortized debt issuance costs and the difference in the carrying value of the affiliate debt converted to Class A common stock and the fair value of the Class A common stock issued in the conversion.

In March 2019, upon entering into the 2019 Credit Agreement, we paid an aggregate amount of $17.6 million associated with the termination of the ML Agreement (as defined below), including unpaid principal, accrued interest and an early termination penalty. We recognized $1.9 million as loss on the extinguishment of the loan.

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

In determining whether a valuation allowance for deferred tax assets is necessary, management analyzes both positive and negative evidence related to the realization of deferred tax assets and inherent in that, assesses the likelihood of sufficient future taxable income. Management also considers the expected reversal of deferred tax liabilities and analyzes the period in which these liabilities would be expected to reverse to determine whether the taxable temporary difference amounts serve as an adequate source of future taxable income to support realizability of the deferred tax assets. In addition, management considers whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. Based on a consideration of the factors discussed above, including the fact that through the year-ended December 31, 2019, our results reflected a three-year cumulative loss position, management has determined that a valuation allowance is necessary against the full amount of our net deferred tax assets, excluding alternative minimum tax credits. On December 22, 2017, the United States enacted new tax reform (“Tax Act”) and as a result, alternative minimum tax credits will be refundable beginning with the 2018 tax return. The alternative minimum tax credits will be realized, regardless of future taxable income, and thus no valuation allowance has been provided against this asset.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Year Ended December 31
	2019	2018	2017
	(in thousands)
Net revenue	$260,981	$193,449	$198,508
Cost of goods sold	75,948	68,808	61,220

Gross profit	185,033	124,641	137,288
Operating expenses:
Selling, general and administrative	199,693	161,961	133,717
Research and development	14,799	10,742	9,065
Write-off of deferred offering costs	—	3,494	—

Total operating expenses	214,492	176,197	142,782

Loss from operations	(29,459)	(51,556)	(5,494)

Other expense, net:
Interest expense, net	(8,996)	(10,789)	(8,010)
Change in fair value of warrants	—	(469)	(1,037)
Loss on the extinguishment of debt	(1,862)	(2,095)	—
Other income (expense), net	13	162	(9)

Total other expense, net	(10,845)	(13,191)	(9,056)

Net loss before income taxes	(40,304)	(64,747)	(14,550)
Income tax (expense) benefit	(150)	(84)	7,025

Net loss	(40,454)	(64,831)	(7,525)
Net income attributable to non-controlling interest in affiliates	—	—	863

Net loss attributable to Organogenesis Holdings Inc.	$(40,454)	$(64,831)	$(8,388)

EBITDA and Adjusted EBITDA

The following table presents a reconciliation of net loss attributable to Organogenesis Holdings Inc., to Adjusted EBITDA, for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net loss attributable to Organogenesis Holdings Inc.	$(40,454)	$(64,831)	$(8,388)
Interest expense, net	8,996	10,789	8,010
Income tax expense (benefit)	150	84	(7,025)
Depreciation	3,388	3,309	3,591
Amortization	6,043	3,669	2,037

EBITDA	(21,877)	(46,980)	(1,775)

Stock-based compensation expense	936	1,075	919
Change in contingent consideration forfeiture asset (1)	—	589	(212)
Change in fair value of interest rate swaps (2)	—	—	6
Change in fair value of warrant liability (3)	—	469	1,037
Write-off of deferred offering costs (4)	—	3,494	—
Avista merger transaction costs (5)	—	3,072	—
Loss on extinguishment of debt (6)	1,862	2,095	—
Exchange offer transaction costs (7)	916	—	—

Adjusted EBITDA	$(18,163)	$(36,186)	$(25)

(1)

Amounts reflect the change in fair value of the common shares associated with the shares issued in connection with the acquisition of NuTech Medical that were forfeitable upon the occurrence of the FDA requiring approval of certain products acquired from NuTech Medical.

(2)

Amount reflects the change in fair value of our interest rate swaps that the Real Estate Entities entered into to manage the economic impact of fluctuations in interest rate. The interest rate swaps were not designated as hedging instruments and as such, the fair value of these instruments was recorded as an asset or liability on the consolidated balance sheet with the change in the fair value of the instruments recognized as a component of other expense, net in the consolidated statement of operations. Upon deconsolidation of the Real Estate Entities in June, 2017, the assets and liabilities associated with the interest rate swaps were derecognized.

(3)

In connection with our 2016 Loans, we classified the warrants issued to purchase our common stock to the lenders, who are affiliates of ours, as a liability on our consolidated balance sheet. Amounts reflect the change in the fair value of the warrant liability.

(4)	Amount reflects a one-time write-off in the quarter ended June 30, 2018 of costs accumulated in connection with an abandoned public offering which was replaced with the Avista Merger transaction.
(5)	Amount reflects legal and professional fees incurred primarily in the second half of the year ended December 31, 2018 related directly to the Avista Merger which were expensed as incurred.
(6)

Amounts reflect the amount of loss recognized on the extinguishment of the Master Lease Agreement upon repayment in 2019 and the amount of loss recognized on the repayment and conversion to equity of the affiliated debt in December 2018.

(7)	Amount reflects legal, advisory and other professional fees incurred in the quarter ended September 30, 2019 related directly to the warrant exchange transactions in Note “12. Stockholders’ Equity”.

Comparison of the Year Ended December 31, 2019, 2018 and 2017

Revenue

	Years Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
	(in thousands, except for percentages)
Advanced Wound Care	$220,744	$164,332	$178,896	$56,412	34%	$(14,564)	(8%)
Surgical & Sports Medicine	40,237	29,117	19,612	11,120	38%	9,505	48%

Net revenue	$260,981	$193,449	$198,508	$67,532	35%	$(5,059)	(3%)

For the year ended December 31, 2019, net revenue from our Advanced Wound Care products increased by $56.4 million, or 34%, as compared to the year ended December 31, 2018. The increase in Advanced Wound Care net revenue was primarily attributable to additional sales personnel and increased sales to existing and new customers, PuraPly regaining pass-through reimbursement status for the two-year period effective October 1, 2018 and the continued growth in adoption of our amniotic products.

For the year ended December 31, 2019, net revenue from our Surgical & Sports Medicine products increased by $11.1 million, or 38%, as compared to the year ended December 31, 2018. The increase in Surgical & Sports Medicine net revenue was primarily due to the expansion of the sales force and penetration of existing and new customer accounts.

For the year ended December 31, 2018, net revenue from our Advanced Wound Care products decreased by $14.6 million or 8%, as compared to the year ended December 31, 2017. Our decrease in Advanced Wound Care net revenue was primarily attributable to the loss of pass-through reimbursement status for PuraPly during the first nine months of 2018. This decrease was partially offset by the introduction of amniotic products acquired from NuTech Medical.

For the year ended December 31, 2018, net revenue from our Surgical & Sports Medicine products increased by $9.5 million or 48%, as compared to the year ended December 31, 2017. The increase in Surgical & Sports Medicine net revenue was primarily due to the acquisition of NuTech Medical on March 24, 2017 as the Company recorded a full year of revenue related to NuTech Medical in the year ended December 31, 2018.

Included within net revenue is PuraPly revenue of $126.8 million, $69.8 million, and $109.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Cost of Goods Sold, Gross Profit and Gross Margin

	Years Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
	(in thousands, except for percentages)
Cost of goods sold	$75,948	$68,808	$61,220	$7,140	10%	$7,588	12%

Gross profit	$185,033	$124,641	$137,288	$60,392	48%	$(12,647)	(9%)

Gross profit %	71%	64%	69%

For the year ended December 31, 2019, cost of goods sold increased by $7.1 million, or 10%, as compared to the year ended December 31, 2018. The increase in cost of goods sold was primarily due to increased unit volumes, additional manufacturing and quality control headcount, and facilities improvement projects.

For the year ended December 31, 2019, gross profit increased by $60.4 million or 48%, as compared to the year ended December 31, 2018. The increase in gross profit resulted primarily from increased sales volume due to the strength in our Advanced Wound Care and Surgical & Sports Medicine products, PuraPly regaining pass-through reimbursement status for the 2-year period effective October 1, 2018, and the resulting higher margins realized as a result of manufacturing efficiencies associated with our Advanced Wound Care products.

For the year ended December 31, 2018, cost of goods sold increased by $7.6 million, or 12%, as compared to the year ended December 31, 2017. The increase in cost of goods sold was primarily due to increased unit volumes and additional manufacturing and quality control headcount related to a full year of NuTech Medical product sales.

For the year ended December 31, 2018, gross profit decreased by 12.6 million or 9%, as compared to the year ended December 31, 2017. The decrease in gross profit resulted primarily from the decrease in our Advanced Wound Care net revenue driven by the loss of pass-through reimbursement status for PuraPly during the first nine months of 2018, partially offset by our increase in revenue from our Surgical & Sports Medicine products.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total net revenue for the periods indicated:

	Years Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
	(in thousands, except for percentages)
Selling, general and administrative	$199,693	$161,961	$133,717	$37,732	23%	$28,244	21%

Selling, general and administrative as a percentage of net revenue	77%	84%	67%

For the year ended December 31, 2019, selling, general and administrative expenses increased by $37.7 million, or 23%, as compared to the year ended December 31, 2018. The increase in selling, general and administrative expenses is primarily due to an increase of $30.6 million related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, an increase of $2.6 million in legal, consulting fees and other costs associated with the ongoing operations of our business, an increase of $2.4 million in amortization associated with intangible assets amortized using the economic benefits method, an increase of $1.7 million associated with marketing and promotional materials for our products, and an increase of $1.7 million in royalties attributable to certain product sales. These increases are partially offset by a decrease of $1.5 million associated with transaction advisory fees incurred in 2018. We expect our selling, general and administrative expenses to continue to increase throughout 2020.

For the year ended December 31, 2018, selling, general and administrative expenses increased by $28.2 million, or 21%, as compared to the year ended December 31, 2017. The increase in selling, general and administrative expenses is primarily due to a $25.2 million increase related to additional headcount, primarily in our direct sales force, an increase of $1.6 million in amortization as a result of the NuTech Medical acquisition, an increase of $1.7 million associated with marketing and promotional materials for our products, an increase of $1.5 million associated with transaction advisory fees, and an increase of $0.7 million related to the expiration of the forfeiture right asset. These increases are partially offset by a decrease of $1.4 million in legal and consulting fees and costs associated with other strategic alternatives and the ongoing operations of our business and a decrease of $0.8 million in royalties attributable to certain product sales.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total net revenue for the periods indicated:

	Years Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
	(in thousands, except for percentages)
Research and development	$14,799	$10,742	$9,065	$4,057	38%	$1,677	18%

Research and development as a percentage of net revenue	6%	6%	5%

For the year ended December 31, 2019, research and development expenses increased by $4.1 million, or 38%, as compared to the year ended December 31, 2018. The increase in research and development expenses is primarily due to the increase in clinical research costs and increased headcount associated with our existing Advanced World Care and Surgical & Sports Medicine products and an increase in product costs associated with our pipeline products not yet commercialized. We expect our research and development costs to continue to increase throughout 2020.

For the year ended December 31, 2018, research and development expenses increased by $1.7 million, or 18%, as compared to the year ended December 31, 2017. The increase in research and development expenses is primarily due to the increase in clinical research costs and increased headcount associated with our existing Advanced World Care and Surgical & Sports Medicine products.

Write-off of Deferred Offering Costs

The following table presents the write-off of deferred offering costs and the percentage relationship to total net revenue for the periods indicated:

	Years Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
	(in thousands, except for percentages)
Write-off of deferred offering costs	$—	$3,494	$—	$(3,494)	(100%)	$3,494	**

Write-off of deferred offering costs as a percentage of net revenue	0%	2%	0%

**	not meaningful

During the year ended December 31, 2018, there was a one-time write-off of costs accumulated in connection with a proposed initial public offering by Organogenesis Inc. that was abandoned and was replaced with the Avista Merger.

Other Expense, Net

	Years Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
	(in thousands, except for percentages)
Interest expense, net	$(8,996)	$(10,789)	$(8,010)	$1,793	(17%)	$(2,779)	35%
Change in fair value of warrants	—	(469)	(1,037)	469	(100%)	568	(55%)
Loss on the extinguishment of debt	(1,862)	(2,095)	—	233	(11%)	(2,095)	**
Other income (expense), net	13	162	(9)	(149)	(92%)	171	**

Total other expense, net	$(10,845)	$(13,191)	$(9,056)	$2,346	(18%)	$(4,135)	46%

**	not meaningful

For the year ended December 31, 2019, other expense, net, decreased by $2.3 million, or 18%, as compared to the year ended December 31, 2018. Interest expense, net, decreased by $1.8 million, or 17%, primarily due to the repayment and conversion to equity of affiliate debt in connection with the Avista Merger. Change in fair value of warrant liability decreased by $0.5 million due to the exercise of the underlying warrants in connection with the Avista Merger. The loss on extinguishment of debt of $1.9 million in the year ended 2019 reflects the write-off of unamortized debt discount upon repayment of the Master Lease Agreement as well as early payment penalties in March 2019.

For the year ended December 31, 2018, other expense, net, increased by $4.1 million, or 46%, as compared to the year ended December 31, 2017. Interest expense, net, increased by $2.8 million, or 35% primarily due to the increased borrowings of $15.0 million in connection with the 2018 Loans, and additional borrowings during 2018 under the 2017 Credit Agreement. The fair value of warrant liability continued to increase during 2018 due to the increase in the fair value of the shares underlying the warrants. The loss on extinguishment of debt of $2.1 million in the year ended December 31, 2018 reflects the write off of unamortized debt issuance costs upon repayment of affiliate debt and the difference in the carrying value of the affiliate debt converted to Class A common stock and the fair value of the Class A common stock issued in the conversion in December 2018.

Income Tax Benefit (Expense)

	Years Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
	(in thousands, except for percentages)
Income tax (expense) benefit	$(150)	$(84)	$7,025	$(66)	79%	$(7,109)	(101%)

For the year ended December 31, 2019, income tax expense increased by $0.1 million, or 79%, as compared to the year ended December 31, 2018. The increase is primarily due to increased revenue for gross receipts-based U.S. state income taxes and the Swiss subsidiary’s profits.

For the year ended December 31, 2018, income tax expense increased by $7.1 million, or 101%, from a tax benefit of $7.0 million in the year ended December 31, 2017. The increase in income tax expense is primarily the result of the prior period partial release of our valuation allowance which resulted from a deferred tax liability recorded through purchase accounting related to the NuTech Medical acquisition. There was no release of our valuation allowance in the year ended December 31, 2018.

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital spending through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of December 31, 2019, we had $60.2 million in cash, $65.7 million in working capital, and up to $16.5 million availability under our 2019 Credit Agreement, of which $6.5 million was subject to the Borrowing Base as defined in the 2019 Credit Agreement. We expect that our cash on hand of $60.2 million as of December 31, 2019, plus availability under our 2019 Credit Agreement, and cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this annual report.

Our primary uses of cash are working capital requirements, capital expenditure and debt service payments. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. Working capital is used principally for our personnel as well as manufacturing costs related to the production of our products. Our working capital requirements vary from period-to-period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers. Our capital expenditures consist primarily of building improvements, manufacturing equipment, computer hardware and software.

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. There can be no assurance that the Company will be able to obtain additional funds on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The following table presents our cash and outstanding debt as of the dates indicated:

	December 31,
	2019	2018	2017
	(in thousands)
Cash	$60,174	$21,291	$2,309

Line of credit	$33,484	$26,484	$17,618
Term loan	49,634	—	—
Due to affiliates	—	—	4,500
Notes payable	—	15,123	14,816
Capital lease obligations	17,488	17,654	17,759
Long-term debt—affiliates, including accrued interest	—	—	52,142

Total debt (1)	100,606	59,261	106,835

Net debt (2)	$40,432	$37,970	$104,526

(1)	Total debt equals current and long-term debt and capitalized lease obligations, net of discounts and issuance costs.
(2)	Net debt is defined as total debt less total cash.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(33,528)	$(60,635)	$(3,493)
Net cash used in investing activities	(6,234)	(1,856)	(14,874)
Net cash provided by financing activities	78,727	81,538	18,867

Net increase in cash and restricted cash	$38,965	$19,047	$500

Operating Activities

During the year ended December 31, 2019, net cash used in operating activities was $33.5 million, resulting from our net loss of $40.5 million and net cash used in connection with changes in our operating assets and liabilities of $9.7 million partially offset by non-cash charges of $16.6 million. Net cash used in connection with changes in our operating assets and liabilities includes an increase in inventory of $11.1 million, an increase in accounts receivable of $4.7 million, an increase in prepaid expenses and other current assets of $0.6 million and a decrease in other liabilities of $0.9 million, all of which were partially offset by an increase in accounts payable of $4.7 million and an increase of accrued expenses and other current liabilities of $2.9 million.

During the year ended December 31, 2018, net cash used in operating activities was $60.6 million, resulting from our net loss of $64.8 million and net cash used in connection with changes in our operating assets and liabilities of $16.7 million partially offset by non-cash charges of $20.9 million. Net cash used in connection with changes in our operating assets and liabilities includes a decrease in accrued interest on affiliate debt of $9.2 million, an increase in accounts receivable of $7.1 million, an increase in inventory of $1.5 million, an increase in prepaid expenses and other current assets of $1.4 million, all of which were partially offset by an increase in accrued expenses and other liabilities of $2.7 million.

During the year ended December 31, 2017, net cash used in operating activities was $3.5 million, resulting from our net loss of $7.5 million and net cash used in connection with changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash charges of $5.2 million. Net cash used in connection with changes in our operating assets and liabilities includes an increase in accounts receivable of $7.0 million, an increase in inventory of $1.5 million and an increase in prepaid expense and other current assets of $2.7 million. The increases were partially offset by an increase in accounts payable of $4.0 million, an increase in accrued interest on affiliate debt of $3.2 million and an increase in accrued expenses and other liabilities of $2.7 million.

Investing Activities

During the year ended December 31, 2019, we used $6.2 million of cash in investing activities consisting primarily of capital expenditures and an intangible asset purchase.

During the year ended December 31, 2018, we used $1.9 million of cash in investing activities consisting primarily of capital expenditures.

During the year ended December 31, 2017, we used $14.9 million of cash in investing activities consisting primarily of $11.8 million in connection with our NuTech Medical acquisition, $2.4 million of capital expenditures and $0.7 million as a result of our VIE deconsolidation.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $78.7 million that consisted primarily of $56.1 million in net proceeds from the 2019 Credit Agreement, $47.4 million in net proceeds from the issuance of Class A common stock and $0.9 million in proceeds from the exercise of common stock warrants and options. The net cash provided by financing activities was partially offset by the payment of the put option on redeemable common stock of $6.8 million, repayment of the ML Agreement of $17.6 million, and payment of capital lease obligations of $1.3 million.

During the year ended December 31, 2018, net cash provided by financing activities was $81.5 million that consisted primarily of $91.7 million in net proceeds from the issuance of Class A common stock, $15 million proceeds from affiliate debt, $8.7 million in net borrowings under our 2017 Credit Agreement and $0.1 million in proceeds from the exercise of stock options. The net cash provided by financing activities was partially offset by payment of recapitalization costs of $11.2 million, affiliate debt repayments of $22.7 million, and the payment of capital lease obligations of $0.1 million.

During the year ended December 31, 2017, net cash provided by financing activities was $18.9 million that consisted primarily of $15.1 million in net proceeds from the ML Agreement, $12.7 million in net proceeds under our 2017 Credit Agreement, $1.0 million in proceeds attributable to the Real Estate Entities in connection with cash contributions from member affiliates and $0.2 million in proceeds from the exercise of stock options. The net cash provided by financing activities was partially offset by repayment of notes payable of $6.3 million, repayment of Real Estate Entities mortgage notes payable of $1.3 million and payment of $2.5 million of deferred acquisition consideration related to our NuTech Medical acquisition.

Indebtedness

2019 Credit Agreement

On March 14, 2019, we and our subsidiaries, Organogenesis Inc. and Prime Merger Sub, LLC entered into a credit agreement with SVB and several other lenders, which we refer to as the 2019 Credit Agreement. The 2019 Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) of up to the lesser of $40.0 million and the amount determined by the Borrowing Base (which is defined as a percentage of our book value of qualifying finished goods inventory and eligible accounts receivable). Additionally, we entered into a $60.0 million term loan (the “Term Loan Facility”) structured in three tranches. The first tranche of $40.0 million was made available to us and fully funded on March 14, 2019; (ii) the second tranche of $10.0 million was made available to us in September 2019 and fully funded upon our demonstrated compliance with the financial covenants in the 2019 Credit Agreement and our achievement of trailing twelve month Consolidated Revenue of not less than $221.3 million and a trailing three month EBITDA (as defined in the 2019 Credit Agreement) loss not in excess of $5.0 million; and (iii) the third tranche of $10.0 million will be available to us until March 31, 2020 subject to the lenders’ confirmation of our compliance with the financial covenants in the 2019 Credit Agreement through December 31, 2019 and our achievement of trailing twelve month Consolidated Revenue not less than $231.5 million.

We are required to comply with certain covenants and restrictions under the 2019 Credit Agreement facilities. If we fail to comply with these requirements, the lenders will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under either or both of the Revolving Facility or the Term Loan Facility. Under the 2019 Credit Agreement, we are required to achieve Minimum Trailing Twelve Month Consolidated Revenue (as defined in the 2019 Credit Agreement), tested quarterly, at the following levels: $200.0 million for the trailing twelve months ending March 31, 2019; $213.5 million for the trailing twelve months ending June 30, 2019; $221.3 million for the trailing twelve months ending September 30, 2019; and $231.5 million for the trailing twelve months ending December 31, 2019, with minimum revenue covenant levels for 2020 to be agreed with the lenders by March 31, 2020. In addition, we are required to maintain Minimum Liquidity (as defined in the 2019 Credit Agreement) equal to the greater of (i) 6 months Monthly Burn (as defined in the 2019 Credit Agreement) and (ii) $10.0 million.

As of December 31, 2019, we had outstanding borrowings of $50.0 million under the Term Loan Facility and $33.5 million under the Revolving Facility with up to $6.5 million (subject to the Borrowing Base) available for future revolving borrowings. As of December 31, 2019, we were in compliance with the financial covenants under the 2019 Credit Agreement and we expect to draw the third tranche funding of $10.0 million in March 2020.

2017 Credit Agreement

In March 2017, we entered into a credit agreement with SVB, which we refer to as the 2017 Credit Agreement. The 2017 Credit Agreement, as amended, provided for a revolving credit facility of up to $30.0 million and a term loan of up to $5.0 million. The term loan was repaid in full in December 2018. As of December 31, 2018, we had outstanding borrowing under the revolving credit facility of the 2017 Credit Agreement of $26.5 million. Upon entering into the 2019 Credit Agreement, the outstanding amount due under the 2017 Credit Agreement was fully repaid and terminated.

Master Lease Agreement

In April 2017, we entered into the Master Lease Agreement (the “ML Agreement”) with Eastward Fund Management LLC. As of December 31, 2018, we had outstanding borrowings of $15.9 million under the ML Agreement. Upon entering into the 2019 Credit Agreement, the outstanding amount due under the ML Agreement was fully repaid and terminated.

NuTech Medical

As part of the consideration for the acquisition of NuTech Medical on March 24, 2017, we agreed to make four quarterly payments of $1.0 million during the first year following the closing, less a $0.5 million adjustment for working capital, and a payment of $4.0 million on the fifteen-month anniversary of the closing. As of December 31, 2019, $5.0 million remained payable and was accruing interest at a rate of 6% per annum. The amount of the deferred acquisition consideration plus accrued interest owed to the sellers of NuTech Medical was previously in dispute. The Company asserted certain claims for indemnification that would offset in whole or in part its payment obligation and the sellers of NuTech Medical filed a lawsuit alleging breach of contract and seeking specific performance of the alleged payment obligation and attorneys’ fees. In February 2020, we entered into a settlement agreement with the sellers of NuTech Medical and settled the dispute for $4.0 million. Refer to Note “16. Commitments and Contingencies”.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$23,411	$5,661	$7,754	$3,098	$6,898
Capital lease obligations (2)	24,350	4,791	9,725	9,834	—
Debt obligations (3)	106,540	6,497	42,223	57,820	—
Purchase commitments (4)	16,622	16,622	—	—	—
Deferred acquisition consideration (5)	5,918	5,918	—	—	—
Acquisition of intangible assets (6)	500	250	250	—	—

Total	$177,341	$39,739	$59,952	$70,752	$6,898

(1)	Amounts in the table reflect minimum payments due for our leased space and vehicles under operating leases that expire between 2020 and 2024.
(2)

Amounts in the table reflect the total cash payments on our capital lease obligations primarily related to the office and laboratory space in Canton, Massachusetts, including accrued interest of $3.5 million for rent in arrears discussed in Note “16. Commitments and Contingencies”. The leases have a ten-year term and expire in December 2022 but due to the subordination agreement will be paid in 2024 upon maturity of the 2019 Credit Agreement.

(3)

Amounts in the table reflect the contractually required principal and interest payable as of December 31, 2019 pursuant to outstanding borrowings under the 2019 Credit Agreement. For the Term Loan Facility, the table reflects interest-only payments through February 2021 at an interest rate of 9.25%, as well as a final payment of $3.1 million due upon repayment of all outstanding amounts. For the Revolving Facility, the table reflects interest payments relating to the outstanding principal due in March 2024, calculated using an interest rate of 5.5%, which was the applicable interest rate as of December 31, 2019.

(4)	Amounts in the table reflect purchase commitments to suppliers for raw materials and consumables to be utilized in the manufacturing process.
(5)

Amounts in the table reflect deferred acquisition consideration payable to the sellers of NuTech Medical including interest accruing at a rate of 6% per annum. In February 2020, we entered into a settlement agreement with the sellers of NuTech Medical and settled the liability for $4.0 million of which $2.0 million was paid immediately on February 14, 2020 (the “Settlement Date”) and the remaining $2.0 million is to be paid in four quarterly installments of $0.5 million each with the first quarterly payment due and payable on the date that is 90 days from the Settlement Date. See Note “16. Commitments and Contingencies.”

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

Revenue Recognition

We generate revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of our contracts, which is our promise to transfer our product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of our product which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts and GPO rebates, which represent a direct reduction to the revenue we recognize. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances.

Accounts Receivable

Accounts receivable are stated at invoice value less estimated allowances for sales returns and doubtful accounts. We estimate the allowance for sales returns based on a historical percentage of returns over a twelve-month trailing average of sales. We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. We consider factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due, and thereby reduces the net recognized receivable to the amount reasonably believed to be collectible. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually (as of December 31), or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, or unanticipated competition. We operate as one segment, which is considered to be the sole reporting unit, and therefore goodwill is tested for impairment at the consolidated level.

In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If after assessing the totality of events or circumstances, we determine that it is more likely than not (i.e. greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The quantitative goodwill impairment test requires us to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

Application of the goodwill impairment test requires judgments, including identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit which often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. There is no assurance that the actual future earnings or cash flows of the reporting unit will not decline significantly from the projections used in the impairment analysis. Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment and industry, deterioration in the Company’s performance or its future projections, or changes in plans for its reporting unit.

There were no impairments of goodwill recorded during 2019, 2018 or 2017.

Impairment of Long-Lived Assets

We review other long-lived assets (including identifiable definite lived intangible assets) for impairment whenever events or changes in circumstances indicate that the useful life is shorter than originally estimated or the carrying amount of an asset or asset group may not be recoverable. If such facts and circumstances exist, we assess the recoverability of the identified assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives to their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination is made.

There were no impairments of long-lived assets recorded during 2019, 2018 or 2017.

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

In determining whether a valuation allowance for deferred tax assets is necessary, management analyzes both positive and negative evidence related to the realization of deferred tax assets and inherent in that, assesses the likelihood of sufficient future taxable income. Management also considers the expected reversal of deferred tax liabilities and analyzes the period in which these liabilities would be expected to reverse to determine whether the taxable temporary difference amounts serve as an adequate source of future taxable income to support realizability of the deferred tax assets. In addition, management considers whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. Based on a consideration of the factors discussed above, including the fact that through the year ended December 31, 2019, our results reflected a three-year cumulative loss position, management has determined that a valuation allowance is necessary against the full amount of our net deferred tax assets, excluding alternative minimum tax credits. On December 22, 2017, the United States enacted new tax reform (“Tax Act”) and as a result, alternative minimum tax credits will be refundable beginning with the 2018 tax return. The alternative minimum tax credits will be realized, regardless of future taxable income, and thus no valuation allowance has been provided against this asset.

Stock-Based Compensation

We measure stock-based awards granted based on the fair value of the awards on the date of grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Generally, we issue stock-based awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We have not issued any stock-based awards with performance-based vesting conditions.

We recognize stock-based compensation expense within the selling, general and administrative expenses in the consolidated statement of operations for all share-based payments based upon the estimated grant-date fair value for the awards expected to ultimately vest.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Prior to the Avista Merger, there was no public market for Organogenesis Inc. common stock, and as such, we lack company-specific historical and implied volatility information for its common stock. Therefore, we estimate our expected stock price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on common stock and do not expect to pay any cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the expected dates of adoption and the estimated effects, if any, on our consolidated financial statements, see Note “2. Significant Accounting Policies” to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risk.

Interest Rate Risk

As of December 31, 2019, we had $50.0 million and $33.5 million of borrowings outstanding under the Term Loan Facility and the Revolving Facility, respectively. Borrowings under our 2019 Credit Agreement bear interest at variable rates. Based on the principal amount outstanding as of December 31, 2019, an immediate 10% change in the interest rate would not have a material impact on our financial position, results of operations or cash flows. All of our other outstanding indebtedness bear interest at fixed rates and, therefore, do not expose us to interest rate risk.

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

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-32 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective because our internal control over financial reporting was not adequate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the issuer’s consolidated financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective for the reasons described below.

During 2018, our management team identified material weaknesses in our internal control over financial reporting:

1)

We did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose certain complex transactions, including the recapitalization and related debt extinguishment and conversion; and

2)

We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

As discussed further below, management concluded that the material weakness pertaining to its policies, processes, and controls over accounting for and disclosing certain complex transactions was remediated as of December 31, 2019. Although management has made significant progress in remediating the remaining material weakness, management concluded that the material weakness continued to exist as of December 31, 2019. Specifically, we did not design and maintain formal accounting, business operations, and Information Technology policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including (i) formalized policies and procedures for reviews over account reconciliations, journal entries, and other accounting analyses and memos and procedures to ensure completeness and accuracy of information used in these review controls and (ii) controls to support the objectives of proper segregation of the initiation of transactions, the recording of transactions, and the custody of assets.

Management is currently taking actions to remediate the deficiencies in its internal controls over financial reporting and is implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. Management is committed to remediating the material weakness described above and commenced remediation efforts during 2018 that continued in 2019. Management’s internal control remediation efforts include the following:

•

We began the implementation of a new company-wide enterprise resource planning system to provide additional systematic controls and segregation of duties for our accounting processes. We anticipate that the enterprise resource planning system will go live during the second half of 2020.

•	We have designed more effective controls throughout 2019 that should remediate these deficiencies once they have been implemented and have had sufficient time for them to operate effectively.

•	We formalized, and provided training on, certain policies, including a procurement and contract management policy, during the year.

•	We engaged an outside firm to assist management with:

a)

Enhancing the execution of our risk assessment activities by evaluating whether the design of our internal controls appropriately addresses changes in the business (including changes to people, processes and systems) that could impact our system of internal controls;

b)

Reviewing our current processes, procedures and systems to identify opportunities to enhance the design of each process and to include additional control activities that will ensure all transactions are properly recorded;

c)	Designing controls that address the completeness and accuracy of any key reports utilized in the execution of internal controls; and

d)

Developing a monitoring protocol that will allow the Company to validate the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are present and functioning as designed.

•	We have reported regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

In addition to implementing and refining the above activities, we expect to engage in additional activities in 2020, including engaging an outside firm to assist management with:

•	Monitoring the progress of the remediation plan established by management.

•	Performing testing to validate the operating effectiveness of certain controls over financial reporting.

Management believes these actions will be effective in remediating the material weakness described above. As management continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weakness described above will continue to exist.

Remediation of 2018 Form 10-K Material Weakness

As of December 31, 2019, management concluded that the following previously disclosed material weakness in our internal controls over financial reporting was fully remediated: we did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose certain complex transactions, including the recapitalization and related debt extinguishment and conversion.

The material weakness was remediated based on the following actions taken during the year:

1)	We added additional accounting resources, including a Senior Director of Accounting Operations, who have the requisite background and knowledge in the application of GAAP to the complex transactions.

2)	We engaged external experts to complement internal resources and to provide support related to the complex applications of GAAP.

3)

We enhanced our process in identifying, accounting for, and documenting our positions related to technical accounting issues throughout the year. We established, and trained relevant personnel on policies over contract review and implemented controls to identify and assess non-routine transactions.

As an emerging growth company, we are not required to include in this annual report an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than in connection with executing upon the implementation of the remediation plan outlined above, there were no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders which will be filed to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year (the “Proxy Statement”).

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

(3) Index to Exhibits.

Exhibit Index

Exhibit No.	Exhibit

2.1	Merger Agreement, dated August 17, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc. and Organogenesis Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 17, 2018)

2.2	Amendment No. 1 to Merger Agreement, dated October 5, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc. and Organogenesis Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on October 9, 2018)

2.3	Agreement and Plan of Merger dated as of March 18, 2017 by and among Organogenesis Inc., Prime Merger Sub, LLC, Nutech Medical, Inc., Howard P. Walthall, Jr., Gregory J. Yager, Kenneth L. Horton and Kenneth L. Horton, as representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

3.1	Certificate of Incorporation of ORGO (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

3.2	Bylaws of ORGO (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

4.1*	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Amended and Restated Registration Rights Agreement dated as of December 10, 2018 among ORGO, Avista Acquisition Corp., Avista Capital Partners Fund IV L.P., Avista Capital Partners Fund IV (Offshore), L.P., and certain holders of Organogenesis Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.2	Stockholders Agreement dated as of December 10, 2018 among ORGO, Avista Capital Partners Fund IV L.P., Avista Capital Partners Fund IV (Offshore), L.P., and certain holders of Organogenesis Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.3†	License and Services Agreement, dated as of September 14, 2011, by and between Organogenesis Inc. and Net Health Systems, Inc., as amended by that certain First Amendment dated as of March 31, 2013, Second Amendment dated as of July 22, 2014, Third Amendment dated as of March 13, 2015 and Fourth Amendment dated as of August 17, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.4	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 65 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.5	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 85 Dan Road Associates, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.6	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and Dan Road Equity I, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

Exhibit No.	Exhibit

10.7	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 275 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.8	Lease Agreement dated as of March 6, 2017 by and between Organogenesis Inc. and ARE-10933 North Torrey Pines, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.9	Sublease Agreement dated as of March 18, 2014 by and between Organogenesis Inc. and Shire Holdings US AG, as amended by that certain First Amendment to Sublease dated as of January 13, 2017, as amended by that certain Second Amendment to Sublease dated as of January 25, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.10	Lease Agreement, dated as of June 5, 2012, by and between Organogenesis Switzerland GmbH and Stiftung Regionales Gründerzentrum Reinach, as amended by that certain Supplement No. 1 dated May 9, 2017 and that certain Supplement No. 2 dated May 9, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.11	Lease Agreement, dated as of January 1, 2014, by and between Oxmoor Holdings, LLC and Prime Merger Sub, LLC (as successor-in-interest to Nutech Medical, Inc.) (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.12	Standard Industrial/Commercial Multi-Tenant Lease—Net, dated as of March 7, 2011, by and among Liberty Industrial Park and Organogenesis Inc., as amended by that certain First Amendment dated as of April, 2013, Second Amendment dated as of April 19, 2015, and Third Amendment dated as of March 9, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.13‡	Amended and Restated Key Employee Agreement dated as of February 1, 2007 by and between Organogenesis Inc. and Gary Gillheeney (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.14‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Patrick Bilbo (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.15‡	Employee Letter Agreement dated as of July 15, 2016 by and between Organogenesis Inc. and Timothy Cunningham (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.16‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Antonio Montecalvo (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.17‡	Employee Agreement dated as of March 18, 2017 by and between Organogenesis Inc. and Howard P. Walthall, Jr., as amended by that certain First Amendment dated as of October 10, 2017 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.18‡	Employee Letter Agreement dated as of January 19, 2018 by and between Organogenesis Inc. and Lori Freedman (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.19‡	Employee Letter Agreement dated as of May 9, 2017 by and between Organogenesis Inc. and Brian Grow (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.20	Separation Agreement dated as of March 4, 2015 by and between Organogenesis Inc. and Geoff MacKay (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.21	Secured Promissory Note dated November 17, 2010 issued by Geoff MacKay and payable to Organogenesis Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.22	Secured Promissory Note dated July 1, 2011 issued by Geoff MacKay and payable to Organogenesis Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

Exhibit No.	Exhibit

10.23	Secured Promissory Note dated July 3, 2012 issued by Geoff MacKay and payable to Organogenesis Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.24	Credit Agreement dated March 14, 2019 between the Company, Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 14, 2019)

10.25	Amended and Restated Subordination Agreement dated as of August 6, 2019 by and among Dan Road Associates LLC, 85 Dan Road Associates LLC, 275 Dan Road SPE LLC, 65 Dan Road SPE LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 8, 2019)

10.26	Letter Agreement dated as of August 6, 2019 by and among Organogenesis Inc., Dan Road Associates LLC, 85 Dan Road Associates LLC, 275 Dan Road SPE LLC and 65 Dan Road SPE LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 8, 2019)

10.27‡	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.28‡	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.29‡	Form of Non-Statutory Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.30‡	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.31‡	Form of Incentive Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.32‡	Form of Non-Statutory Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.33‡	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.34††	Settlement and License Agreement effective as of October 25, 2017 by and among Organogenesis Inc., RESORBA Medical GmbH, and Advanced Medical Solutions Group plc (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement in Form S-4 (File No. 333-227090) filed with the SEC on October 9, 2018)

10.35	Amended and Restated Code of Ethics and Conduct of ORGO adopted on December 10, 2018 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.36	Controlling Stockholders Agreement dated as of December 10, 2018 by and among ORGO and the Controlling Entities (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.37	Exchange Agreement, dated August 17, 2018, by and among Avista Healthcare Public Acquisition Corp. and certain lenders listed on Schedule A therein (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 18, 2019)

10.38	First Amendment to Credit Agreement dated November 12, 2019 among Organogenesis Holdings Inc., Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as the Issuing Lender and Swingline Lender, Silicon Valley Bank, as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 15, 2019)

10.39	Lease dated March 13, 2019 between Organogenesis Inc., as tenant, and Bobson Norwood Commercial, LLC, as landlord (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 19, 2019)

Exhibit No.	Exhibit

10.40	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-213465) filed with the SEC on September 2, 2016)

10.41*	Fourth Amendment to Lease dated February 14, 2020 by and between Liberty Industrial Park and Organogenesis Inc.

10.42*	Second Amendment to Lease dated February 7, 2020 by and between Oxmoor Holdings, LLC and Organogenesis Inc.

21.1*	Subsidiaries of Organogenesis Holdings Inc.

23.1*	Consent of RSM US LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Annual Report of Organogenesis Holdings Inc. on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 of Organogenesis Holdings Inc., (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 of Organogenesis Holdings Inc., (iii) Consolidated Statements of Redeemable Common Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2019, 2018, and 2017 of Organogenesis Holdings Inc., (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017 of Organogenesis Holdings Inc., and (v) Notes to Consolidated Financial Statements of Organogenesis Holdings Inc.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.
††	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
‡	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANOGENESIS HOLDINGS INC.

By:	/s/ Gary S. Gillheeney, Sr.
Gary S. Gillheeney, Sr. President and Chief Executive Officer
Date:	March 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary S. Gillheeney, Sr. Gary S. Gillheeney, Sr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2020

/s/ Timothy M. Cunningham Timothy M. Cunningham	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2020

/s/ Alan A. Ades Alan A. Ades	Director	March 9, 2020

/s/ Maurice Ades Maurice Ades	Director	March 9, 2020

/s/ Albert Erani Albert Erani	Director	March 9, 2020

/s/ Arthur S. Leibowitz Arthur S. Leibowitz	Director	March 9, 2020

/s/ Wayne D. Mackie	Director	March 9, 2020
Wayne D. Mackie

/s/ Glenn H. Nussdorf Glenn H. Nussdorf	Director	March 9, 2020

/s/ Joshua Tamaroff Joshua Tamaroff	Director	March 9, 2020

ORGANOGENESIS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Organogenesis Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organogenesis Holdings Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, redeemable common stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 9, 2020

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$60,174	$21,291
Restricted cash	196	114
Accounts receivable, net	39,359	34,077
Inventory	22,918	13,321
Prepaid expenses and other current assets	2,953	2,328

Total current assets	125,600	71,131
Property and equipment, net	47,184	39,623
Notes receivable from related parties	556	477
Intangible assets, net	20,797	26,091
Goodwill	25,539	25,539
Deferred tax asset	127	238
Other assets	884	579

Total assets	$220,687	$163,678

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred acquisition consideration	$5,000	$5,000
Redeemable common stock liability	—	6,762
Current portion of notes payable	—	2,545
Current portion of capital lease obligations	3,057	2,236
Accounts payable	28,387	19,165
Accrued expenses and other current liabilities	23,450	20,388

Total current liabilities	59,894	56,096
Line of credit	33,484	26,484
Notes payable, net of current portion	—	12,578
Term loan	49,634	—
Deferred rent	1,012	130
Capital lease obligations, net of current portion	14,431	15,418
Other liabilities	6,649	5,931

Total liabilities	165,104	116,637

Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized; 105,599,434 and 91,261,413 shares issued; 104,870,886 and 91,261,413 shares outstanding at December 31, 2019 and 2018, respectively.	10	9
Additional paid-in capital	226,580	177,272
Accumulated deficit	(171,007)	(130,240)

Total stockholders’ equity	55,583	47,041

Total liabilities and stockholders’ equity	$220,687	$163,678

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net revenue	$260,981	$193,449	$198,508
Cost of goods sold	75,948	68,808	61,220

Gross profit	185,033	124,641	137,288
Operating expenses:
Selling, general and administrative	199,693	161,961	133,717
Research and development	14,799	10,742	9,065
Write-off of deferred offering costs	—	3,494	—

Total operating expenses	214,492	176,197	142,782

Loss from operations	(29,459)	(51,556)	(5,494)

Other expense, net:
Interest expense, net	(8,996)	(10,789)	(8,010)
Change in fair value of warrants	—	(469)	(1,037)
Loss on the extinguishment of debt	(1,862)	(2,095)	—
Other income (expense), net	13	162	(9)

Total other expense, net	(10,845)	(13,191)	(9,056)

Net loss before income taxes	(40,304)	(64,747)	(14,550)
Income tax (expense) benefit	(150)	(84)	7,025

Net loss	(40,454)	(64,831)	(7,525)
Net income attributable to non-controlling interest in affiliates	—	—	863

Net loss attributable to Organogenesis Holdings Inc.	(40,454)	(64,831)	(8,388)
Accretion of redeemable common shares	—	—	(423)
Non-cash deemed dividend to warrant holders	(645)	—	—

Net loss attributed to Organogenesis Holdings Inc. common shareholders	$(41,099)	$(64,831)	$(8,811)

Net loss per share attributable to Organogenesis Holdings Inc. common shareholders—basic and diluted	$(0.44)	$(0.94)	$(0.14)

Weighted average common shares outstanding—basic and diluted	92,840,401	69,318,456	63,876,767

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’

EQUITY (DEFICIT)

(in thousands, except share amounts)

							Total
							Organogenesis	Non-
	Redeemable				Additional		Holdings Inc.	controlling	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Interest in	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)	Affiliates	Equity (Deficit)
Balances as of December 31, 2016	—	$—	63,872,058	$6	$33,563	$(55,647)	$(22,078)	$6,099	$(15,979)
Shares issued in connection with NuTech Medical acquisition	728,548	6,339	2,914,197	—	10,270	—	10,270	—	10,270
VIE deconsolidation	—	—	—	—	—	(1,374)	(1,374)	(7,962)	(9,336)
Extinguishment of subordinated notes—affiliates	—	—	—	—	4,577	—	4,577	—	4,577
Exercise of stock options	—	—	196,884	—	221	—	221	—	221
Warrants issued in connection with notes payable	—	—	—	—	959	—	959	—	959
Cash contributions from members of affiliates	—	—	—	—	—	—	—	1,000	1,000
Stock-based compensation expense	—	—	—	—	919	—	919	—	919
Accretion of redeemable common shares	—	423	—	—	(423)	—	(423)	—	(423)
Net loss	—	—	—	—	—	(8,388)	(8,388)	863	(7,525)

Balance as of December 31, 2017	728,548	$6,762	66,983,139	$6	$50,086	$(65,409)	$(15,317)	$—	$(15,317)
Proceeds from equity financing, net of issuance costs of $270	—	—	15,561,473	2	91,728	—	91,730	—	91,730
Recapitalization costs	—	—	—	—	(11,206)	—	(11,206)	—	(11,206)
Exercise of stock options	—	—	76,654	—	119	—	119	—	119
Exercise of common stock warrants	—	—	746,475	—	2,707	—	2,707	—	2,707
Issuance of common stock for extinguishment of debt	—	—	6,502,679	1	42,763	—	42,764	—	42,764
Common stock issued in exchange for AHPAC shares	—	—	1,390,993	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,075	—	1,075	—	1,075
Notification of exercise of put option of redeemable common stock	—	(6,762)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(64,831)	(64,831)	—	(64,831)

Balance as of December 31, 2018	728,548	$—	91,261,413	$9	$177,272	$(130,240)	$47,041	$—	$47,041
Adoption of ASC 606	—	—	—	—	—	332	332	—	332
Exercise of common stock warrants	—	—	74,052	—	628	—	628	—	628
Exercise of stock options	—	—	152,133	—	269	—	269	—	269
Common stock issued in warrant exchange	—	—	3,315,232	—	645	(645)	—	—	—
Stock-based compensation expense	—	—	—	—	936	—	936	—	936
Redemption of redeemable common stock placed into treasury	(728,548)	—	—	—	—	—	—	—	—
Stock issued in the Underwritten Public Offering, net of issuance costs of $3,510			10,068,056	1	46,830	—	46,831	—	46,831
Net loss	—	—	—	—	—	(40,454)	(40,454)	—	(40,454)

Balance as of December 31, 2019	—	$—	104,870,886	$10	$226,580	$(171,007)	$55,583	$—	$55,583

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(40,454)	$(64,831)	$(7,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,388	3,309	3,591
Amortization of intangible assets	6,043	3,669	2,037
Non-cash interest expense	243	845	410
Deferred interest expense	1,446	249	233
Deferred rent expense	882	56	70
Deferred tax benefit (expense)	111	186	(7,301)
Loss (gain) on disposal of property and equipment	146	1,209	(8)
Impairment of notes receivable	—	—	113
Write-off of deferred offering costs	—	3,494	—
Provision recorded for sales returns and doubtful accounts	239	1,157	1,166
Provision recorded for inventory reserve	1,297	2,473	3,170
Stock-based compensation	936	1,075	919
Change in fair value of warrant liability	—	469	1,037
Loss of extinguishment of debt	1,862	2,095	—
Change in fair value of interest rate swap	—	—	6
Changes in fair value of forfeiture rights	—	589	(212)
Changes in operating assets and liabilities:
Accounts receivable	(4,691)	(7,110)	(7,010)
Inventory	(11,063)	(1,524)	(1,490)
Prepaid expenses and other current assets	(625)	(1,414)	(2,680)
Accounts payable	4,700	(60)	3,967
Accrued expenses and other current liabilities	2,942	2,354	2,665
Accrued interest—affiliate debt	—	(9,241)	3,190
Other liabilities	(930)	316	159

Net cash used in operating activities	(33,528)	(60,635)	(3,493)
Cash flows from investing activities:
Purchases of property and equipment	(5,984)	(1,857)	(2,426)
Acquisition of intangible asset	(250)	—	—
Proceeds from disposal of property and equipment	—	1	8
Acquisition of NuTech Medical, net of cash acquired	—	—	(11,790)
VIE deconsolidation	—	—	(666)

Net cash used in investing activities	(6,234)	(1,856)	(14,874)
Cash flows from financing activities:
Line of credit borrowings, net	7,000	8,866	12,749
Proceeds from term loan	50,000	—	—
Proceeds from long-term debt—affiliates	—	15,000	—
Proceeds from notes payable—master lease	—	—	16,000
Proceeds from equity financing	50,340	92,000	—
Payment of equity issuance costs	(2,973)	(270)	—
Payment of recapitalization costs	—	(11,206)	—
Repayment of mortgage notes payables—Real Estate Entities, net	—	—	(1,335)
Repayment of debt and debt issuance cost on affiliate debt	—	(22,680)	—
Repayment of notes payable	(17,585)	(10)	(6,325)
Principal repayments of capital lease obligations	(1,266)	(104)	(81)
Redemption of redeemable common stock placed into treasury	(6,762)	—	—
Proceeds from the exercise of stock options	269	119	221
Proceeds from the exercise of common stock warrants	628	—	—
Cash contributions from members of affiliates	—	—	1,000
Payments of deferred acquisition consideration	—	—	(2,500)
Payment of debt issuance costs	(924)	(177)	(862)

Net cash provided by financing activities	78,727	81,538	18,867
Change in cash and restricted cash	38,965	19,047	500
Cash and restricted cash, beginning of year	21,405	2,358	1,858

Cash and restricted cash, end of year	$60,370	$21,405	$2,358

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,148	$5,423	$6,076
Cash paid for income taxes	$49	$8	$96
Supplemental disclosure of non-cash investing and financing activities:
Fair value of shares issued in connection with investor debt settlement	$—	$42,764	$—
Fair value of shares issued in connection with settlement of investor warrants	$—	$2,707	$—
Common stock issued in exchange for APHAC shares	$—	$1	$—
Notice of put option exercise of redeemable common shares	$—	$6,762	$—
Non-cash deemed dividend related to warrant exchange	$645	$—	$—
Equity issuance costs included in accounts payable	$537	$—	$—
Purchases of property and equipment in accounts payable and accrued expenses	$4,014	$172	$764
Acquisition of intangible assets included in accrued expenses and other liabilities	$500	$—	$—
Equipment acquired under capital lease	$1,099	$—	$—
Fair value of warrant issued in connection with notes payable	$—	$—	$959
Extinguishment of Subordinated Notes—affiliates	$—	$—	$4,577
Accretion of redeemable common stock	$—	$—	$423
Shares issued in connection with NuTech Medical acquisition	$—	$—	$16,609
Deconsolidation of variable interest entities, net of cash	$—	$—	$9,052
Issuance of deferred acquisition consideration	$—	$—	$7,500
Issuance of contingent consideration forfeiture rights	$—	$—	$377

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of Business and Basis of Presentation

Organogenesis Holdings Inc. (formerly Avista Healthcare Public Acquisition Corp.) (“ORGO” or the “Company”) is a leading regenerative medicine company focused on the development, manufacture, and commercialization of solutions for the Advanced Wound Care and Surgical & Sports Medicine markets. Several of the existing and pipeline products in the Company’s portfolio have Premarket Application (“PMA”) approval, Business License Applicant (“BLA”) approval or Premarket Notification 510(k) clearance from the United States Food and Drug Administration (“FDA”). The Company’s customers include hospitals, wound care centers, government facilities, ambulatory service centers (ASCs) and physician offices. The Company operates in one operating and reportable segment.

Merger with Avista Healthcare Public Acquisition Corp

On December 10, 2018, Avista Healthcare Public Acquisition Corp., our predecessor company (“AHPAC”), consummated the previously announced merger (the “Avista Merger”) pursuant to an Agreement and Plan of Merger, dated as of August 17, 2018 (as amended, the “Avista Merger Agreement”), by and among AHPAC, Avista Healthcare Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of AHPAC (“Avista Merger Sub”) and Organogenesis Inc., a Delaware corporation (“Organogenesis Inc.”). As a result of the Avista Merger and the other transactions contemplated by the Avista Merger Agreement, Avista Merger Sub merged with and into Organogenesis Inc., with Organogenesis Inc. surviving the Avista Merger and becoming a wholly-owned subsidiary of AHPAC and AHPAC changed its name to Organogenesis Holdings Inc. (ORGO).

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

In connection with the execution of the Avista Merger Agreement and the consummation of the Avista Merger, founders and certain directors of AHPAC, surrendered to AHPAC an aggregate of 6,359,007 founder shares and 16,400,000 private placement warrants. All such founder shares and private placement warrants were cancelled. In addition, an aggregate of 1,390,993 shares of ORGO Class A common stock were issued upon conversion of the remaining outstanding founder shares in accordance with the terms of the Company’s charter in connection with the Avista Merger.

In connection with the execution of the Avista Merger Agreement on August 17, 2018, Avista Capital Partners IV, L.P. and Avista Capital Partners IV (Offshore), L.P. (collectively, the “PIPE Investors”) purchased, 6,538,732 shares of ORGO Class A common stock for an aggregate purchase price of $46,000 (the “Initial Avista Investment”). The Company received the proceeds from the Initial Avista Investment in August 2018.

Concurrently with the completion of the Avista Merger, the PIPE Investors also purchased 9,022,741 shares of ORGO Class A common stock and 4,100,000 warrants to purchase one-half of one share of ORGO Class A common stock for an aggregate purchase price of $46,000 (the “Additional Avista Investment”). The Company received the proceeds from the Additional Avista Investment in December 2018.

Concurrently with the completion of the Avista Merger, the affiliate debt was discharged and terminated (See Note “10. Long-Term Debt—Affiliates”).

During the year ended December 31, 2018, the Company recorded $3,072 of transaction expenses related to third party legal and accounting services to consummate the Avista Merger. These costs are incorporated into selling, general and administrative expenses in the Company’s consolidated statement of operations. Additionally, AHPAC incurred $11,206 in transaction costs prior to the Avista Merger that were paid in full by the Company after the consummation of the Avista Merger.

Acquisition of Nutech Medical, Inc.

On March 18, 2017, the Company purchased Nutech Medical, Inc. (“NuTech Medical”) pursuant to an Agreement of Plan of Merger (“NuTech Merger Agreement”) for an aggregate consideration of $12,000 in cash at closing, $7,500 of deferred acquisition consideration, 137,543 fully vested common stock options and 3,642,746 shares of the Company’s common stock, of which 728,548 shares were redeemable and 2,185,647 shares were subject to forfeiture in the event certain adverse FDA events occur during the one-year period following the acquisition. Upon the closing of the merger, NuTech Medical merged with and into Prime Merger Sub, LLC (a wholly-owned subsidiary organized for the purposes of this transaction), with Prime Merger Sub, LLC surviving the merger as our wholly-owned subsidiary. The results of operations for NuTech Medical are included in our consolidated financial statements since March 24, 2017, which was the closing date of the merger.

For the restricted shares of Class A common stock which were subject to forfeiture, the Company contingently bifurcated the forfeiture right asset and recorded it at a fair value of $377 on the date of the acquisition. The forfeiture right asset was remeasured at each balance sheet date with the change in the fair value being recorded within selling, general and administrative expenses in the consolidated statement of operations. The forfeiture rights expired in March 2018 because there was no adverse FDA event. The fair value of the contingent consideration forfeiture rights was determined to be $0 and $589 as of December 31, 2018 and 2017, respectively.

Liquidity and Financial Conditions

In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company has incurred a recurring loss from operations since its inception and has funded its operations primarily with cash flow from product sales and proceeds from loans from affiliates and entities controlled by its affiliates, sales of its common stock and third-party debt. As of December 31, 2019, the Company had an accumulated deficit of $171,007 and working capital of $65,706. For the year ended December 31, 2019, the Company has incurred net losses of $40,454, used $33,528 of cash in operations and raised $50,340 in gross proceeds in the Underwritten Public Offering (see Note “12. Stockholders’ Equity”). The Company expects to continue to generate operating losses for the foreseeable future as the Company expends resources to grow the organization to support the planned expansion of the business. The Company expects that its cash of $60,174 as of December 31, 2019, plus cash flows from product sales and availability under the 2019 Credit Agreement (see Note “11. Line of Credit and Notes Payable”), will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this annual report.

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

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results and outcomes may differ significantly from those estimates and assumptions.

Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc., and its wholly-owned subsidiaries, Organogenesis Inc. and the wholly-owned subsidiaries of Organogenesis Inc., including Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. For periods prior to the closing of the Avista Merger on December 10, 2018, the notes to the consolidated financial statements have been updated to give effect to the Avista Merger. Dan Road Associates, LLC, 85 Dan Road Associates, LLC and Canton 65 Dan Road Associates, LLC (each a “Real Estate Entity,” collectively the “Real Estate Entities”) were variable interest entities requiring consolidation through the deconsolidation date of June 1, 2017. The Real Estate Entities were deconsolidated and the financial statements as of June 1, 2017 derecognized all assets and liabilities of the Real Estate Entities. Refer to Note “4. Real Estate Entities” to the consolidated financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the years ended December 31, 2017 include the operations of the Real Estate Entities through the date of deconsolidation. The consolidated balance sheet as of December 31, 2019 and 2018, and the results of operations for the years ended December 31, 2019 and 2018, do not include the accounts of the Real Estate Entities.

All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance for the organization. The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. Accordingly, the Company has determined that it has a single operating segment—regenerative medicine.

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

Restricted Cash

The Company had restricted cash of $196 and $114 as of December 31, 2019 and 2018, respectively. Restricted cash represents employee deposits in connection with the Company’s health benefit plan.

Accounts Receivable

Accounts receivable are stated at invoice value less estimated allowances for sales returns and doubtful accounts. The Company estimates the allowance for sales returns based on a historical percentage of returns over a twelve-month trailing average of sales. The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. The Company considers factors when estimating the allowance for doubtful accounts such as historical experience, credit quality, age of the accounts receivable balances, geography-related risks and economic conditions that may affect a customer’s ability to pay. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due, thereby reducing the net recognized receivable to the amount reasonably believed to be collectible. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.

Inventories

Inventories are stated at the lower of cost (determined under the first-in first-out method) or net realizable value. Work in process and finished goods include materials, labor and allocated overhead. Inventories also include cell banks and the cost of tests mandated by regulatory agencies of the materials to qualify them for production.

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

Property and Equipment, Net

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the respective assets on a straight-line basis. As of December 31, 2019 and 2018, the Company’s property and equipment consisted of leasehold improvements, furniture and computers, and equipment. Property and equipment estimated useful lives are as follows:

Leasehold improvements	Lesser of the life of the lease or the economic life of the asset
Furniture and computers	3 - 5 years
Equipment	5 - 10 years

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major improvements that extend the useful lives of the related asset are capitalized and depreciated over their remaining estimated useful lives. Construction in progress costs are capitalized when incurred until the assets are placed in service, at which time the costs will be transferred to the related property and equipment, and depreciated over their respective useful lives.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment at least annually (as of December 31), or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, or unanticipated competition. The Company operates as one segment, which is considered to be the sole reporting unit, and therefore goodwill is tested for impairment at the consolidated level.

In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If after assessing the totality of events or circumstances, the Company determines that it is more likely than not (i.e. greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is needed. Alternatively, the Company can bypass the qualitative test and proceed directly to the quantitative test. The quantitative goodwill impairment test requires the Company to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

There was no impairment of goodwill recorded during the years ended December 31, 2019, 2018 or 2017.

Intangible Assets Subject to Amortization

Intangible assets include intellectual property either owned by the Company or for which the Company has a license. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and reported net of accumulated amortization, separately from goodwill. Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets include developed technology and patents, trade names, trademarks, independent sales agency networks and non-compete agreements obtained through business acquisitions. Amortization of intangible assets subject to amortization is calculated on the straight-line or accelerated method based on the following estimated useful lives:

Trade names and trademarks	10-12 years
Developed technology	10-12 years
Independent sales agency network	3 years
Non-compete agreements	5 years

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include, but not limited to, significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, the Company determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is determined to be impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not record any impairment of long-lived assets during the years ended December 31, 2019, 2018 or 2017.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations.

The Company did not record any deferred offering costs in the consolidated balance sheets as of December 31, 2019 and 2018. During the year ended December 31, 2019, the Company recorded $3,510 of equity issuance costs to the additional paid-in capital against proceeds received from the Underwritten Public Offering (see Note “12. Stockholders’ Equity”). During the year ended December 31, 2018, the Company wrote off deferred offering costs of $3,494 in connection with an abandoned public offering which was replaced with the Avista Merger transaction and recorded $270 of equity issuance costs to the additional paid-in capital against proceeds received from the Initial Avista Investment equity financing transaction.

Warrant Liability

In connection with the issuance of the 2016 Loans, the Company issued to the loan holders warrants to purchase shares of Class A common stock. The Company classified the warrants as a liability on its consolidated balance sheet because each warrant provided for down-round protection which would cause the exercise price of the warrants to be adjusted if future equity issuances were below the current exercise price of the warrants. The price of the warrant was also subject to adjustment any time the price of another equity-linked instrument changed. The warrant liability was initially recorded at fair value upon issuance and was subsequently remeasured to fair value at each reporting date until the warrants were net exercised in December 2018 in connection with the Avista Merger. Changes in the fair value of the warrant liability were recognized as a component of other income (expense), net in the consolidated statements of operations. The Company had no warrant liability as of December 31, 2019 and 2018.

Revenue Recognition

Adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”)

The Company adopted ASC 606 on January 1, 2019, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the year ended December 31, 2019 reflect the application of ASC 606 guidance while the reported results for the years ended December 31, 2018 and 2017 were prepared under the guidance of ASC Topic 605, Revenue Recognition (“ASC 605”). The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the transfer of control of the Company’s products and provides enhanced disclosures to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products.

Historically, for certain customers, products were shipped in advance of the receipt of a purchase order and the Company recognized revenue on these products only upon receipt of the purchase order which is when the transaction price was deemed fixed and determinable. As control of these products has transferred upon use of the product in a procedure, the recognition of revenue is accelerated to the procedure date under ASC 606. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2019.

Product Revenue

The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the Company’s product which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract.

Reserves for Variable Consideration

Revenues from product sales are recorded net of reserves for variable consideration which includes but is not limited to product return, discounts, rebates and group purchasing organization (“GPO”) fees that are offered within contracts between the Company and its customers relating to the Company’s sales of its products. These reserves are based on the amounts earned or to be claimed by its customers on the related sales and are recorded as a reduction of accounts receivable or an establishment of a liability. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract and is included in the net sales price to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately paid may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for product purchased. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return reserves using its historical return rates as well as factors that it becomes aware of that it believes could significantly impact its expected returns, including product recalls, pricing changes, or change in reimbursement rates. The Company does not record an asset for the returned product as the product is discarded upon receipt.

Rebates and Allowances

The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts, resulting in a reduction of revenue and the establishment of a liability that is included in accrued expenses in the accompanying consolidated balance sheets in the period the related product revenue is recognized.

GPO Fees

The Company pays fees to GPOs for administrative services that the GPOs perform in connection with the purchases of the product by the GPO members. These fees are based on a contractually-determined percentage of the Company’s applicable sales. The Company classifies these GPO fees as a reduction of revenue based on the substance of the relationship of all parties involved in the transaction. For the years ended December 31, 2019, 2018 and 2017, the Company recorded GPO fees of $3,096, $1,923 and $1,159, respectively, as a direct reduction of revenue.

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

Applying the practical expedient in ASC 606-10-25-18B, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. The Company records the related costs as part of the cost of goods good.

Disaggregation of Revenue

The following table sets forth revenue by product category:

	Year Ended December 31,
	2019	2018	2017
Advanced Wound Care revenue	$220,744	$164,332	$178,896
Surgical and Sports Medicine revenue	40,237	29,117	19,612

Total revenue	$260,981	$193,449	$198,508

For the years ended December 31, 2019, 2018 and 2017, net PuraPly revenue totaled $126,812, $69,773 and $109,085, respectively. For all periods presented, net revenue generated outside the US represented less than 1% of total net revenue.

Stock-Based Compensation

The Company measures stock-based awards granted based on the fair value of the awards on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Generally, the Company issues stock-based awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company has not issued any stock-based awards with performance-based vesting conditions.

The Company recognizes stock-based compensation expense within the consolidated financial statements for all share-based payments based upon the estimated grant-date fair value for the awards expected to ultimately vest.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company has been a public company for a short period of time, has limited public float and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on its Class A common stock and does not expect to pay any cash dividends in the foreseeable future.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were approximately $1,059, $773, and $947 for the years ended December 31, 2019, 2018 and 2017, respectively.

Research and Development Costs

Research and development expenses include personnel costs for the Company’s research and development personnel, investments in improvements to manufacturing processes, enhancements to the Company’s currently available products, and additional investments in the product and platform development pipeline. Research and development expenses also include expenses for clinical trials. The Company expenses research and development costs as incurred.

Foreign Currency

The Company’s functional currency, including the Company’s Swiss subsidiary, Organogenesis GmbH, is the U.S. dollar. Foreign currency gains and losses resulting from re-measurement of assets and liabilities held in foreign currencies and transactions settled in a currency other than the functional currency are included separately as non-operating income or expense in the consolidated statements of operations as a component of other expense, net. The foreign currency amounts recorded for all periods presented were insignificant.

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

The carrying values of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the redeemable common stock liability was carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note “3. Fair Value Measurement of Financial Instruments”). The carrying values of outstanding borrowings under the Company’s debt arrangements (see Notes “10. Long-Term Debt—Affiliates” and “11. Line of Credit and Notes Payable”) approximate their fair values as determined based on a discounted cash flow model, which represents a Level 3 measurement.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, warrants to purchase shares of common stock and unvested restricted stock are considered potential dilutive common shares.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the ”Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. For example, the Company will adopt ASU 2016-02, Leases (Topic 842) on January 1, 2021 and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) on January 1, 2023. As a result, the Company’s financial statements may not be comparable to other public companies. The Company may take advantage of these exemptions up until the last day of the fiscal year following October 14, 2021, the fifth anniversary of its IPO, or such earlier time that it is no longer an emerging growth company. It would cease to be an emerging growth company if the Company has more than $1.07 billion in annual revenue, the Company has more than $700.0 million in market value of its stock held by non-affiliates or the Company issues more than $1.0 billion of non-convertible debt securities over a three-year period.

Reclassification of Prior Period Balances

Reclassifications have been made to prior period amounts to conform to the current-year presentation of the reporting of deferred interest and principal on outstanding capital lease obligations and unpaid operating and common area maintenance costs as long-term liabilities on the consolidated balance sheets. The deferred interest and unpaid operating and common area maintenance costs were previously reported as accrued expenses on the consolidated balance sheets and the deferred principal on the capital lease obligations were recorded as part of the current portion of capital lease obligations on the consolidated balance sheet. These reclassifications have no effect on the reported net loss or equity for the years ended December 31, 2018 and 2017.

Reclassification has been made to prior period amounts reported in the cash flows from operating activities section of the consolidated cash flow statements to conform to the current year presentation. The provision recorded for inventory reserve has been reduced by amounts not related to excess and obsolete inventory and change in inventory has been increased by a corresponding amount. The reclassification has no effect on the reported balance sheet as of December 31, 2018 or net loss or equity or total operating, investing or financing cash flows for the years ended December 31, 2018 and 2017.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This ASU amends the guidance for revenue recognition, creating the new ASC Topic 606 (“ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. This ASC is effective for private entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company is a public entity but took advantage of the relief provided for emerging growth companies and adopted this standard on January 1, 2019. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2019. In September 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The accounting standards update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard, beginning with its financial reporting for the quarter ended June 30, 2019 due to the option activity to nonemployees in this quarter. The adoption of this standard did not have any material effect on the Company’s consolidated financial statements or any component of stockholders’ equity.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet but recognize expenses in a manner similar to the current standard. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides adopters an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, in March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which clarifies the transition guidance related to interim disclosures provided in the year of adoption. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 for public business entities and interim periods within those years and for all other entities for years beginning after December 15, 2020. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the transition date. A full retrospective application is prohibited. The Company is a public entity but took advantage of the relief provided for emerging growth companies to allow them to follow the private company adoption timelines and the Company will adopt this standard and the related improvements on January 1, 2021 by recognizing a cumulative-effect adjustment for any impact. The Company continues to evaluate the impact of adopting this standard on its accounting policies, financial statements, business processes, systems and internal controls. The Company expects to recognize all of its leases with terms over twelve months on the balance sheet by recording a right-of-use asset and a corresponding lease liability.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Subsequent to the issuance of ASU 2016-13, the FASB has issued the following updates: ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments- Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments—Credit Losses (Topic 326)—Targeted Transition Relief and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The objective of ASU 2016-13 and all the related updates is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 and the related updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities excluding entities eligible to be smaller reporting companies and for fiscal years, and interim periods within those years, beginning after December 15, 2022 for all other entities. Early adoption is permitted. The Company is a public entity but took advantage of the relief provided for emerging growth companies to allow them to follow the private company adoption timelines and the Company will adopt this standard and the related improvements on January 1, 2023 by recognizing a cumulative-effect adjustment to retained earnings for any impact. The adoption of ASU 2016-13 and related improvements is not expected to have a material impact on the Company’s consolidated financial statements.

3. Fair Value Measurement of Financial Instruments

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

Redeemable Common Stock

On March 24, 2017, the Company issued 728,548 shares of Class A common stock in connection with the NuTech Medical acquisition (see Note “1. Nature of Business and Basis of Presentation”), which were recorded at their fair value of $8.70 per share. These shares included a put right allowing the holder to put the shares back to the Company at an agreed-upon exercise price of $9.28 per share on March 24, 2019. The Company also had the right to call the shares at an agreed-upon exercise price of $9.28 per share prior to the second anniversary of the acquisition. These shares had been classified as temporary equity and had been accreted to the full redemption amount of $9.28 per share as the holder had the right to exercise the put right on March 24, 2019. These shares had the same rights and preferences as common stock. During the year ended December 31, 2018 and 2017, the Company recorded $0 and $423 related to the accretion of these shares to their redemption amount, respectively. In December 2018, the Company received notification that the put option would be exercised. Accordingly, the Company reclassified the carrying value of the redeemable Class A common stock of $6,762 to a current liability as of December 31, 2018. The liability was settled in March 2019. As of December 31, 2019, the aforementioned 728,548 shares were held as treasury stock.

4. Accounts receivable, net

Accounts receivable consisted of the following:

	December 31,
	2019	2018
Accounts receivable	$42,408	$37,497
Less—allowance for sales returns and doubtful accounts	(3,049)	(3,420)

	$39,359	$34,077

The Company’s allowance for sales returns and doubtful accounts was comprised of the following:

Balance as of December 31, 2017	$3,225
Additions	1,157
Write-offs	(962)

Balance as of December 31, 2018	$3,420
Additions	239
Write-offs	(610)

Balance as of December 31, 2019	$3,049

5. Inventories

Inventories, net of related reserves, consisted of the following:

	December 31,
	2019	2018
Raw materials	$9,178	$4,711
Work in process	781	1,759
Finished goods	12,959	6,851

	$22,918	$13,321

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory, and working with operations to maximize recovery of excess inventory. During the years ended December 31, 2019, 2018 and 2017, the Company charged $1,297, $2,473, and $3,170, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations. As of December 31, 2019 and 2018, the Company recorded a reserve for excess and obsolete inventory of $1,417 and $1,206, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2019	2018
Prepaid subscriptions	$1,041	$594
Prepaid inventory testing	291	116
Prepaid conferences and marketing expenses	925	392
Prepaid insurance	472	223
Prepaid deposits	87	764
Other	137	239

	$2,953	$2,328

Prepaid deposits are deposits held by vendors which are expected to be released within twelve months and therefore they are properly recorded as current assets.

7. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
	2019	2018
Leasehold improvements	$36,344	$34,345
Furniture, computers and equipment	46,430	44,752

	82,774	79,097
Accumulated depreciation and amortization	(65,812)	(62,435)
Construction in progress	30,222	22,961

	$47,184	$39,623

Depreciation expense was $3,388, $3,309, and $3,591 for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, the Company had $ 21,689 of buildings under capital leases recorded within leasehold improvements. As of December 31, 2019 and 2018, the Company had $13,777 and $12,579, recorded within accumulated depreciation and amortization related to buildings under capital leases, respectively. Construction in progress primarily represents unfinished construction work on a building under a capital lease and, more recently, improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts.

8. Goodwill and Intangible Assets

During 2017, the Company recorded $19,446 of goodwill associated with the acquisition of NuTech Medical (see Note “1. Nature of Business and Basis of Presentation”). Goodwill was $25,539 as of December 31, 2019 and 2018.

In April 2019, the Company purchased $750 of intangible assets related to patent and know-how which were recorded within the developed technology category. The Company paid $250 at the time of the transaction. The remaining $500 is being paid over the eight quarters after the transaction closed and is recorded in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets.

Identifiable intangible assets consisted of the following as of December 31, 2019:

	Original Cost	Accumulated Amortization	Net Book Value
Developed technology	$30,570	$(11,266)	$19,304
Trade names and trademarks	2,000	(650)	1,350
Independent sales agency network	4,500	(4,500)	—
Non-compete agreements	260	(117)	143

Total	$37,330	$(16,533)	$20,797

Identifiable intangible assets consisted of the following as of December 31, 2018:

	Original Cost	Accumulated Amortization	Net Book Value
Developed technology	$29,820	$(8,454)	$21,366
Trade names and trademarks	2,000	(413)	1,587
Independent sales agency network	4,500	(1,569)	2,931
Non-compete agreements	260	(53)	207

Total	$36,580	$(10,489)	$26,091

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, which reflects the pattern in which the economic benefits of the intangible assets are consumed, was $6,043, $3,669 and $2,037 for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated future annual amortization expense related to these intangible assets is as follows:

2020	$3,267
2021	3,332
2022	3,322
2023	3,358
2024	1,842
Thereafter	5,676

Total	$20,797

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2019	2018
Accrued personnel costs	$17,640	$15,218
Other	5,810	5,170

	$23,450	$20,388

10. Long-Term Debt—Affiliates

Historically, the Company has taken loans from its affiliates and entities controlled by its affiliates. More recent loans include the 2018 Loans of $15,000 and the 2016 Loans of $17,000. The loans from the Company’s affiliates bore an annualized interest rate between 1.6% to 15% and were collateralized by substantially all assets of the Company and were subordinated to the Company’s external indebtedness (see Note “11. Line of Credit and Notes Payable”). These loans from affiliates had a balance of $56,642 as of December 31, 2017. They were settled in conjunction with the Avista Merger in 2018 as described below. Interest expense for the affiliate debt totaled $3,892 and $3,189 for the years ended December 31, 2018 and 2017.

In 2017, the holders of the affiliate debt entered into new subordination agreements to subordinate all amounts due under the affiliate loans and all their security interests to the indebtedness and obligations under the 2017 Credit Agreement and Master Lease Agreement (see Note “11. Line of Credit and Notes Payable”). Due to the effective change in the maturity date of the affiliate loans resulting from these subordination agreements, the 2016 Loans were concluded to have been extinguished, and the resulting gain of $4,577 was recorded to additional paid-in capital due to the controlling interest in the Company held by the investors.

Concurrently with the consummation of the Avista Merger, outstanding principal of $45,746 related to the affiliate debt was converted into 6,502,679 shares of ORGO Class A common stock, and the Company made a cash payment to such creditors equal to $35,641, including $22,000 of principal and $13,641 of accrued interest and accrued affiliate loan fees as of and through the closing date of the Avista Merger. Following the consummation of these transactions, the affiliate debt is deemed fully paid and satisfied in full and discharged and terminated. As a result of the full satisfaction of the affiliate debt, the Company recorded a $2,095 loss on the extinguishment of the affiliated debt in the consolidated statement of operations. The loss is comprised of the write-off of the unamortized debt discount of $5,078 offset by $2,983 which is the difference between the debt principal converted into Class A common stock less the fair value of the common stock issued for the conversion at a per share price of $6.58.

11. Line of Credit and Notes Payable

	December 31,
	2019	2018
Line of credit	$33,484	$26,484

Term loan	50,000	—
Less debt discount and debt issuance cost	(366)	—
Less current maturities	—	—

Term loan, net of debt discount and debt issuance cost	$49,634	$—

Notes payable	—	15,885
Less debt discount and debt issuance cost	—	(762)
Less current maturities	—	(2,545)

Notes payable, net of debt discount and debt issuance cost	$—	$12,578

2019 Credit Agreement

In March 2019, the Company and its subsidiaries, Organogenesis Inc. and Prime Merger Sub, LLC (collectively, and jointly and severally, “Borrower”), and Silicon Valley Bank (“SVB”), as Administrative Agent, Issuing Lender and Swingline Lender, and the several other lenders thereto (the “Lenders”) entered into a Credit Agreement, as amended (the “2019 Credit Agreement”), providing for a term loan (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Debt Facility”) in an aggregate principal amount of $100,000.

The Term Loan Facility is structured in three tranches, as follows: (i) the first tranche of $40,000 was made available to Borrower and fully funded on March 14, 2019; (ii) the second tranche of $10,000 was made available to Borrower and fully funded in September 2019 upon: (a) Borrower’s demonstrated compliance with the financial covenants in the 2019 Credit Agreement and (b) Borrower’s achievement of trailing twelve month Consolidated Revenue of not less than $221,250 and a trailing three month Adjusted EBITDA (as defined in the 2019 Credit Agreement) loss not in excess of $5,000; and (iii) the third tranche of $10,000 is available to Borrower until March 31, 2020 subject to the Lenders’ confirmation of Borrower’s compliance with the financial covenants in the 2019 Credit Agreement through December 31, 2019 and Borrower’s achievement of trailing twelve month Consolidated Revenue not less than $231,500. The interest rate for term loan advances made under the Term Loan Facility is a per annum interest rate equal to 3.75% above the Wall Street Journal Prime Rate. The 2019 Credit Agreement requires Borrower to make monthly interest-only payments on outstanding balances under the Term Loan Facility through February 2021. Thereafter, each term loan advance will be repaid in thirty-six equal monthly installments of principal, plus accrued interest, with the Term Loan Facility maturing on March 1, 2024 (the “Term Loan Maturity Date”).

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

The Revolving Facility is equal to the lesser of $40,000 and the amount determined by the Borrowing Base, which is defined as a percentage of the Company’s book value of qualifying finished goods inventory and eligible accounts receivable. The interest rate for advances under the Revolving Facility is a floating per annum interest rate equal to the Wall Street Journal Prime Rate. In the event that the aggregate amount of interest earned by the Lenders from the Revolving Facility in any given month is less than the interest that would have been earned if Borrower had average outstanding advances in an amount equal to 25% of the then-available Revolving Commitments (as defined in the 2019 Credit Agreement) then Borrower must pay the Administrative Agent the Minimum Interest (as defined in the 2019 Credit Agreement) in an amount equal to interest that would have accrued if average outstanding advances under the Revolving Facility had been 25% of the then-available Revolving Commitments less any interest actually earned by the Lenders. Borrower is also required to pay an unused line fee equal to 0.25% per annum, calculated based on the difference of $40,000 minus the greater of (i) the average balance outstanding under the Revolving Facility for such period and (ii) 25% of the then-available Revolving Commitments. The maturity date for advances made under the Revolving Facility is March 1, 2024.

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

Under the 2019 Credit Agreement, Borrower is required to achieve Minimum Trailing Twelve Month Consolidated Revenue (as defined in the 2019 Credit Agreement), tested quarterly, at the following levels: $200,000 for the trailing twelve months ending March 31, 2019; $213,500 for the trailing twelve months ending June 30, 2019; $221,250 for the trailing twelve months ending September 30, 2019; and $231,500 for the trailing twelve months ending December 31, 2019, with minimum revenue covenant levels for 2020 to be agreed between the Lenders and the Borrower by March 31, 2020. In addition, Borrower is required to maintain Minimum Liquidity (as defined in the 2019 Credit Agreement) equal to the greater of (i) 6 months Monthly Burn (as defined in the 2019 Credit Agreement) and (ii) $10,000.

As of December 31, 2019, the Company was in compliance with the financial covenants under the 2019 Credit Agreement and expects to draw the third tranche funding of $10,000 in March 2020.

As of December 31, 2019, the Company had outstanding borrowings of $50,000 under the Term Loan Facility and $33,484 under the Revolving Facility with up to $6,516 (subject to the Borrowing Base) available for future revolving borrowings. The Company accrues for the Final Payment over the term of the Term Loan Facility through a charge to the interest expense. The related liability of $681 as of December 31, 2019, was included in the other liabilities in the consolidated balance sheets. The Company incurred costs of $554 in connection with the Term Loan Facility, of which $462 was recorded as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheet and is being amortized to interest expense through the Term Loan Maturity Date and $92 related to the third tranche is recorded in other assets until the funding occurs. In connection with the Revolving Facility, the Company incurred costs of $370, which are recorded as other assets and amortized to interest expense through March 1, 2024.

Future payments of Term Loan Facility, as of December 31, 2019, are as follows for the calendar years ended December 31:

2020	$—
2021	13,889
2022	16,666
2023	16,667
2024	2,778

Total	$50,000

2017 Credit Agreement

On March 21, 2017, the Company entered into a credit agreement (the “2017 Credit Agreement”) with SVB whereby SVB agreed to extend to the Company a revolving credit facility in an aggregate amount not to exceed $30,000 with a letter of credit sub-facility and a swing line sub-facility as a sublimit of the revolving loan facility. The amount available to borrow under both sub-facilities was dependent on a borrowing base, which was defined as a percentage of the Company’s book value of qualifying finished goods and eligible accounts receivable. In April 2018, the Company further amended its 2017 Credit Agreement in order to receive additional funding of $5,000 through a term loan. The amendment increased the commitment under the 2017 Credit Agreement to an aggregate amount not to exceed $35,000, consisting of a term loan not to exceed $5,000 and a revolving loan not to exceed $30,000. In December 2018, the Company fully repaid and cancelled the term loan including the outstanding principal and accrued and unpaid interest. As of December 31, 2018, the Company had borrowed an aggregate of $26,484 under the revolving credit facility and the total amount available for future revolving borrowings was $3,516.

On March 14, 2019, $26,541, representing all outstanding unpaid principal and accrued interest relating to the revolving borrowing due under the 2017 Credit Agreement, was rolled into the 2019 Credit Agreement.

Master Lease Agreement

On April 28, 2017, the Company entered into the Master Lease Agreement (the “ML Agreement”) with Eastward Fund Management LLC that allowed the Company to borrow up to $20,000 on or prior to June 30, 2018. Of the allowable amount, the Company borrowed a total of $16,000. If the Company elected to prepay the loan or terminated the loan early within the first 24 months, the Company was required to pay an additional 3% of the outstanding principal and any accrued and unpaid interest and fees. This prepayment fee decreased to 2% after the first 24 months. A final payment fee of 6.5% multiplied by the principal amount of the borrowings under the ML Agreement was due upon the earlier to occur of the first day of the final payment term month or prepayment of all outstanding principal. In March 2019, upon entering into the 2019 Credit Agreement, the Company paid an aggregate amount of $17,649 due under the ML Agreement, including unpaid principal, accrued interest, final payment, and early termination penalty, with proceeds from the 2019 Credit Agreement, and the ML Agreement was terminated. Upon termination of the ML Agreement, the Company recognized $1,862 as loss on the extinguishment of the loan.

In connection with the ML Agreement, the Company issued a warrant to purchase 473,011 shares of Class A common stock at $2.53 per share as a pre-condition for the agreement. The warrants became exercisable on April 27, 2017 and were recorded at the relative fair value of $959 using a probability weighted Black Scholes option pricing model. The warrants were classified as equity and recorded at their relative fair value on the issue date and the carrying value of the debt was reduced by this amount as a debt discount. The debt discount was being amortized to interest expense using the effective interest method over the term of the loan. Prior to the closing of the Avista Merger on December 10, 2018, the warrant was deemed net exercised for 302,434 shares of the Company’s Class A common stock.

12. Stockholders’ Equity

As of December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 400,000,000 shares of $0.0001 par value Class A common stock; 20,000,000 shares of $0.0001 par value Class B common stock; and 1,000,000 shares of $0.0001 par value preferred stock. 105,599,434 shares of Class A common stock were issued and 104,870,886 shares were outstanding as of December 31, 2019. The issued shares include 728,548 shares that were reacquired in connection with the redemption of redeemable shares in March 2019. See Note “3. Fair Value Measurement of Financial Instruments”.

Each share of Class A common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. Class A common stockholders are entitled to receive dividends, as may be declared by the Board of Directors. Through December 31, 2019, no cash dividends have been declared or paid.

At December 31, 2019 and 2018, the Company has reserved the following shares of Class A common stock for future issuance:

	December 31, 2019	December 31, 2018
Shares reserved for issuance for outstanding options	6,503,646	6,590,195
Shares reserved for issuance for future option grant	9,008,996	9,108,996
Shares reserved for issuance under the warrants	—	17,732,700

Total shares of authorized common stock reserved for future issuance	15,512,642	33,431,891

Avista Merger

In connection with the Avista Merger in 2018 (see Note “1. Nature of Business and Basis of Presentation”), founders and certain directors of AHPAC, surrendered to AHPAC an aggregate of 6,359,007 founder shares and 16,400,000 private placement warrants. All such founder shares and private placement warrants were cancelled. The remaining outstanding founder shares were converted into 1,390,993 shares of Class A common stock pursuant to the Company’s charter in connection with the Avista Merger. In addition, the Company issued to the PIPE Investors 15,561,473 shares of Class A common stock and 4,100,000 warrants to purchase one-half of one share of Class A common stock for an aggregate purchase price of $92,000.

In connection with the Avista Merger on December 10, 2018, the Company also converted a portion of the affiliate debt into 6,502,679 shares of Class A common stock.

Following the Avista Merger on December 10, 2018, 31,000,000 Public Warrants (defined below) to purchase one half of one share of Class A common stock at an exercise price of $11.50 per share remained outstanding. The warrants were classified as equity and recorded to additional paid-in-capital.

Warrant Exchange and Warrant Exercise

As of December 31, 2018, the outstanding warrants to purchase shares of Class A common stock consisted of the following:

December 31, 2018
Date Exercisable	Number of Warrants	Number of Shares Issuable	Exercise Price	Exercisable for	Classification	Expiration
November 3, 2010	109,620	109,620	$3.95	Common Stock	Equity	Later of 8/31/2019 or upon repayment of the notes payable
August 31, 2013	36,540	36,540	$3.95	Common Stock	Equity	Later of 8/31/2019 or upon repayment of the notes payable
August 31, 2015	36,540	36,540	$3.95	Common Stock	Equity	Later of 8/31/2019 or upon repayment of the notes payable
December 10, 2018	4,100,000	2,050,000	$11.50	Common Stock	Equity	December 10, 2023
December 10, 2018	31,000,000	15,500,000	$11.50	Common Stock	Equity	December 10, 2023

	35,282,700	17,732,700

On July 22, 2019, the Company made an exchange offer (the “Exchange Offer”) to all holders of the Company’s 30,890,748 outstanding warrants, that were issued in connection with the Company’s initial public offering pursuant to a prospectus dated October 10, 2016 (the “Public Warrants”), to exchange 0.095 shares of Class A common stock for each Public Warrant tendered. On August 16, 2019, the expiration date of the Exchange Offer, a total of 29,950,150 warrants were tendered, resulting in the issuance of 2,845,280 shares of common stock.

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

Pursuant to the terms of the Company’s previously announced Warrant Exchange Agreement dated July 12, 2019 with the PIPE Investors, the Company issued an aggregate of 389,501 shares of Class A common stock, to the PIPE Investors, at the same exchange ratio offered to the Public Warrant holders in the Exchange Offer, in exchange for an aggregate of 4,100,000 private placement warrants.

On August 13, 2019, the Company’s prior lenders net exercised outstanding warrants to purchase an aggregate of 182,700 shares of the Company’s Class A common stock at an exercise price of $3.95 per share. The Company issued an aggregate of 19,426 shares of common stock in connection with this net exercise.

As a result of these transactions, the Company issued an aggregate of 3,334,658 shares of common stock, representing approximately 3% of the total Class A common stock outstanding after such issuances.

In addition, in the first quarter of 2019, the Company issued 54,626 shares of common stock in connection with some Public Warrant holders’ exercise of Public Warrants and received cash proceeds of $628. As of December 31, 2019, no warrants were outstanding.

As the fair value of the warrants exchanged in the warrant exchange transactions immediately prior to the exchanges was less than the fair value of the common stock issued, the Company recorded a non-cash deemed dividend of $645 for the incremental fair value provided to the warrant holders in the year ended December 31, 2019.

Underwritten Public Offering

On November 21, 2019, the Company entered into an underwriting agreement, with Credit Suisse Securities (USA) LLC and SVB Leerink, as representatives of the underwriters, with respect to a public offering (the “Underwritten Public Offering”) of 9,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, at a price per share to the public of $5.00, less underwriting discounts and commissions. The Company also granted the underwriters an option to purchase up to an additional 1,350,000 shares of common stock within thirty days after November 21, 2019 at the public offering price, less underwriting discounts and commissions to cover any over-allotments made by the underwriters in the sale and distribution of the Company’s common stock.

In Connection with the Underwritten Public Offering, the Company entered into a fee letter agreement (the “Letter Agreement”) with Avista Capital Partners IV, L.P. (“Avista IV”), Avista Capital Partners (Offshore) IV, L.P. (“Avista IV Offshore” and together with Avista IV, the “Avista Funds”) and Avista Capital Holdings, L.P., an affiliate of the Avista Funds (the “Management Company”), pursuant to which the Company agreed to pay the Management Company a fee in consideration for certain services rendered in connection with the Avista Funds’ purchase of the Company’s Class A common stock in the Underwritten Public Offering. The fee paid to the Management Company was equal to the fee paid to the underwriters on a per-share basis for the third party funds raised. The Avista Funds purchased 6,000,000 shares of Class A common stock and the Company paid the Management Company a fee equal to $1,725. Joshua Tamaroff, one of the Company’s directors, is an employee of the Management Company to which the Company paid this fee.

The Underwritten Public Offering closed on November 26, 2019. On December 6, 2019, the underwriters partially exercised their option to purchase up to 1,350,000 additionaly shares of common stock by purchasing an additional 1,068,056 shares of common stock. In connection with this offering, the Company issued a total of 10,068,056 shares with gross proceeds of $50,340 and net proceeds of $46,830 after deducting underwriter discounts, payment to the Management Company and other offering expenses in the amount of $3,510 which were recorded to additional paid-in capital net against the proceeds received.

13. Equity Incentive Plan Share-Based Compensation

2018 Stock Incentive Plan

On November 28, 2018, the Board of Directors of the Company adopted, and on December 10, 2018, the Company’s stockholders approved, the Organogenesis 2018 Equity and Incentive Plan (the “2018 Plan”). The purposes of the 2018 Plan are to provide long-term incentives and rewards to the Company’s employees, officers, directors and other key persons (including consultants), to attract and retain persons with the requisite experience and ability, and to more closely align the interests of such employees, officers, directors and other key persons with the interests of the Company’s stockholders.

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

As of December 31, 2019, a total of 9,198,996 shares of Class A common stock have been authorized to be issued under the 2018 Plan (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company). As of December 31, 2019, options to purchase 190,000 shares of Class A common stock were outstanding under the 2018 Plan.

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

Stock Option

The Company measures the compensation cost of employee or consultant services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee or consultant is required to provide service in exchange for the award. During the years ended December 31, 2019, 2018 and 2017, the Company recorded stock-based compensation expense of $936, $1,075, and $919, respectively, within selling, general and administrative expenses on the consolidated statements of operations.

Stock options awarded under the 2018 Plan and the 2003 Plan expire 10 years after the grant date and typically vest over four or five years.

The stock options granted during the years ended December 31, 2019 and 2018 were 100,000 and 248,567, respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	2.24%	2.73%
Expected term (in years)	6.50	5.89
Expected volatility	42.7%	42.0%
Expected dividend yield	0.0%	0.0%
Exercise price	$7.08	$5.99
Underlying stock price	$7.08	$5.82

These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2019 and 2018 of $3.24 and $2.39, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2018	7,266,185	$1.92	5.89	$33,909
Granted	100,000	7.08
Cancelled / forfeited	(34,416)	4.10
Exercised	(152,133)	1.76		715

Outstanding as of December 31, 2019	7,179,636	1.98	5.06	20,799

Options exercisable as of December 31, 2019	6,195,889	1.64	4.60	19,767

Options vested or expected to vest as of December 31, 2019	6,984,130	$1.92	4.98	$20,603

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The total fair value of options vested during the years ended December 31, 2019 and 2018 was $1,079 and $963, respectively.

As of December 31, 2019, the total unrecognized stock compensation expense was $1,252 and is expected to be recognized over a weighted-average period of 2.34 years.

As of December 31, 2019, there were partial recourse notes outstanding totaling $635. These notes were taken by a former executive to exercise his stock options (see Note “17. Related Parties Transactions”) and the notes are secured with the 675,990 shares held by the former executive. As the loans are still outstanding, the options are not considered exercised and are included within the options outstanding. Accordingly, the 675,990 shares are not considered outstanding for accounting purposes and the additional paid-in capital associated with these shares were deducted from equity in prior periods.

14. Income Taxes

The components of the income tax provision (benefit) consisted of the following for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
(Benefit from) provision for income taxes:
Current tax expense (benefit)
Federal	$(105)	$(212)	$—
State	116	101	214
Foreign	28	9	62

Total current tax expense (benefit)	39	(102)	276

Deferred tax expense (benefit)
Federal	105	212	(6,401)
State	—	—	(900)
Foreign	6	(26)	—

Total deferred tax expense (benefit)	111	186	(7,301)

Total income tax expense (benefit)	$150	$84	$(7,025)

As of December 31, 2019, the Company had available for the reduction of future years’ federal taxable income, net operating loss carry-forwards of approximately $173,843. Of these carry-forwards, $114,467 will expire from the year ended December 31, 2020 through 2037 and $59,376 can be carried forward indefinitely. The Company had state net operating loss carry-forwards of approximately $73,278 expiring from the year ended December 31, 2020 through 2039. At December 31, 2019, the Company had available for the reduction of future years’ federal taxable income, research and development credits of approximately $919 expiring between December 31, 2020 and December 31, 2038.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Net operating loss carryforwards
Federal	$36,511	$34,707
State	4,075	3,208
Foreign	21	26
Other	11,858	12,219
Stock-based compensation	633	29
Fresh start and intangible assets acquired	1,280	(2,765)

Net deferred tax assets before valuation allowance	54,378	47,424
Valuation allowance	(54,251)	(47,186)

Net deferred tax assets	$127	$238

As of December 31, 2019 and 2018, the Company recorded a valuation allowance of $54,251 and $47,186, respectively. In 2019, the valuation allowance increased by $7,065 primarily due to the federal and state net operating losses generated in 2019, which require a full valuation allowance. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

As of December 31, 2019, the Company recorded a net deferred tax asset of $106 relating to AMT credits which are refundable under the Tax Act beginning with the 2018 tax return. This deferred tax asset will be realized, regardless of future taxable income, and thus no valuation allowance has been provided against this asset. As of December 31, 2019, fifty percent (50%) of the remaining AMT deferred tax asset was reclassified to prepaid expenses and other current assets, which represents the amount of refundable AMT credit the Company will claim with the 2019 tax return. Additionally, the Company’s subsidiary in Switzerland is carrying a deferred tax asset of approximately $21 relating to a net operating loss carryover that is expected to be benefited in the next couple of years.

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

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported consolidated income tax benefit (expense) are summarized as follows:

	December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
Tax reform act	—%	—%	(134.4)%
Federal valuation allowance	(17.6)%	(18.4)%	147.5%
State valuation allowance	(3.9)%	(3.9)%	3.0%
State and local income taxes	3.5%	3.5%	2.3%
Nondeductible expenses	(1.4)%	(2.3)%	(6.8)%
Noncontrolling interest	—%	—%	2.2%
Uncertain tax position reserves	(0.1)%	(0.1)%	(0.5)%
Research and development credits	(1.9)%	—%	—%

Effective income tax rate	(0.4)%	(0.2)%	48.3%

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits is $3,192, $3,722 and $3,801 as of December 31, 2019, 2018 and 2017, respectively, which have been subject to a full valuation allowance. The net decrease primarily relates to the expiration of the carryforward period for certain Federal R&D credits previously included as an unrecognized tax benefit.

A tabular roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Year Ended December 31,
	2019	2018	2017
Gross balance at beginning of year	$3,286	$3,486	$3,663
Additions based on tax positions related to the current period	133	157	231
Reductions for tax positions of prior years	(801)	(357)	(408)

Gross balance at end of year	$2,618	$3,286	$3,486

The Company files income tax returns in the U.S. federal and state jurisdictions and Switzerland. With limited exceptions, the Company is no longer subject to federal, state, local or foreign examinations for years prior to December 31, 2015. However, carryforward attributes that were generated prior to December 31, 2015 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

The Company recognizes interest and penalty related expenses in tax expenses. There was $269 and $209 of interest recorded for uncertain tax positions for the years ended December 31, 2019 and 2018, respectively, which was classified in accrued expenses in the consolidated balance sheets. These amounts are not reflected in the reconciliation above.

15. Net Loss Per Share

Basic and diluted net loss per share attributable to Organogenesis Holdings Inc. common shareholders was calculated as follows:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(40,454)	$(64,831)	$(7,525)
Less: Net income attributable to non-controlling interests	—	—	863
Less: Accretion of redeemable common shares	—	—	423
Less: Non-cash dividend to warrant holders	645	—	—

Net loss attributable to Organogenesis Holdings Inc. common shareholders	$(41,099)	$(64,831)	$(8,811)

Denominator:
Weighted average common shares outstanding — basic and diluted	92,840,401	69,318,456	63,876,767

Net loss per share — basic and diluted	$(0.44)	$(0.94)	$(0.14)

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

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	7,179,636	7,266,715	7,150,214
Redeemable common stock	—	728,548	728,548
Warrants to purchase common stock	—	17,732,700	1,561,485

	7,179,636	25,727,963	9,440,247

16. Commitments and Contingencies

Capital Leases

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

As of December 31, 2019 and 2018, the Company owed an aggregate of $10,336 and $10,293, respectively, of accrued but unpaid lease obligations which include rent in arrears and unpaid operating and common area maintenance costs under the aforementioned leases. The principal portion of rent in arrears on the capital leases totaled $6,321 and $5,265 as of December 31, 2019 and 2018, respectively, and is included in the long-term portion of capital lease obligations. The interest portion of rent in arrears totaled $3,512 and $4,174 as of December 31, 2019 and 2018, respectively, and is included in other liabilities on the consolidated balance sheets. The unpaid operating and common area maintenance costs totaled $503 and $854 as of December 31, 2019 and 2018, respectively, and are included in other liabilities on the consolidated balance sheets. The unpaid lease obligations are subordinated to the 2019 Credit Agreement and will not be paid until the debt under the 2019 Credit Agreement is paid off in 2024 even though the capital leases expire in December 2022.

Effective April 1, 2019, the Company agreed to accrue interest on the accrued but unpaid lease obligations at an interest rate equal to the rate charged in the 2019 Credit Agreement (see Note “11. Line of Credit and Notes Payable”). The accrued interest is also subordinated to the 2019 Credit Agreement and, as such, is included in other liabilities on the consolidated balance sheet. Interest accrued as of December 31, 2019 totaled $717.

In addition to the capital leases with affiliates discussed above, the Company also has certain insignificant capital leases with non-affiliates. Future obligations under capital leases in the aggregate and for the next five years is as follows:

2020	$4,791
2021	4,780
2022	4,945
2023	—
2024	9,834

24,350
Less amount representing interest	(6,862)

Present value of minimum lease payments	17,488
Less current maturities	(3,057)

Long-term portion	$14,431

Operating Lease

The Company leases vehicles for certain employees and has fleet services agreements for service on these vehicles. The minimum lease term for each newly leased vehicle is one year with three consecutive one-year renewal terms.

During March 2014, in conjunction with the acquisition of Dermagraft from Shire plc, the Company entered into a rental sublease agreement for certain operating and office space in California. The sublease agreement calls for escalating monthly rental payments and expires in December 2021.

In conjunction with the acquisition of NuTech Medical in March 2017, the Company entered into an operating lease with Oxmoor Holdings, LLC, an entity that is affiliated with the former sole shareholder of NuTech Medical, related to the facility at NuTech Medical’s headquarters in Birmingham, Alabama. Under the lease, the Company is required to make monthly rent payments of approximately $21 through the lease termination date on December 31, 2020. The lease was extended in the first quarter of 2020 with the revised termination date on December 31, 2021.

In March 2019, the Company entered into an agreement to lease approximately 43,850 square feet of office and laboratory space in Norwood, Massachusetts. Pursuant to the lease agreement, the rent commencement date is February 1, 2020. The initial lease term is ten years from the rent commencement date and includes an option for an early extension term of five years which is exercisable during the first two years after the rent commencement date. In addition to the early extension term, the lease provides the Company with an option to extend the lease term for a period of ten years, in addition to the five-year early extension term, if exercised, at rental rates equal to the then fair market value. Annual lease payments during the first year are $1,052 with increases of $44 each year during the initial ten-year lease term, an increase of $44 during the first year of the early extension term and $33 during year two through five of the early extension term. Upon execution of the agreement, the Company delivered a security deposit in the form of a letter of credit of $526 to the landlord. Following 36 months from the rent commencement date, the security deposit may be reduced by $263.

Operating lease expenses were $6,231, $4,628 and $4,205 for the years ended December 31, 2019, 2018 and 2017.

Future minimum lease payments due under noncancellable operating lease agreements as of December 31, 2019 are as follows:

2020	$5,661
2021	5,077
2022	2,677
2023	1,874
2024	1,224
Thereafter	6,898

$23,411

Royalties

The Company entered into a license agreement with a university for certain patent rights related to the development, use and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of December 31, 2019 and 2018 and are classified as part of accrued expenses on the Company’s consolidated balance sheets. There was no royalty expense incurred during the years ended December 31, 2019, 2018 or 2017 related to this agreement.

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration in October 2026 of the underlying patent, subject to minimum royalty payment provisions. The Company recorded royalty expense of $3,778, $2,059, and $3,122 during the years ended December 31, 2019, 2018 and 2017, respectively, within selling, general and administrative expenses on the consolidated statements of operations.

As part of the NuTech Medical acquisition (see Note “1. Nature of Business and Basis of Presentation”), the Company inherited certain product development and consulting agreements for ongoing consulting services and royalty payments based on a percentage of net sales on certain products over a period of 15 years from the execution of the agreements. These product development and consulting agreements were cancelled in January 2020 for total consideration of $1,950 which was paid on February 14, 2020.

Legal Matters

In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable.

The Company accrued $542 and $1,000 as of December 31, 2019 and 2018 in relation to certain pending lawsuits.

As discussed in Note “1. Nature of Business and Basis of Presentation”, the purchase price for NuTech Medical included $7,500 of future payments issued as deferred acquisition consideration. As of December 31, 2019, the Company has paid $2,500 in deferred acquisition consideration. The amount of the remaining $5,000 of deferred acquisition consideration plus accrued interest owed to the sellers of NuTech Medical was previously in dispute. As of December 31, 2019, the Company recorded $918 of accrued interest related to the deferred acquisition consideration which is recorded in accrued expenses and other current liabilities. The Company asserted certain claims for indemnification that would offset in whole or in part its payment obligation and the sellers of NuTech Medical filed a lawsuit alleging breach of contract and seeking specific performance of the alleged payment obligation and attorneys’ fees. In February 2020, the Company entered into a settlement agreement with the sellers of NuTech Medical and settled the dispute for $4,000, of which, $2,000 was paid immediately on February 24, 2020 (the “Settlement Date”) and the remaining $2,000 is to be paid in four quarterly installments of $500 each with the first quarterly payment due and payable on the date that is 90 days from the Settlement Date.

17. Related Parties Transactions

Capital lease obligations to affiliates, including unpaid lease obligations, and an operating lease with affiliates are further described in Note “16 Commitments and Contingencies”. Affiliate debts are described in Note “10. Long-Term Debt—Affiliates”. Fee paid to the Avista Funds in connection with the Underwritten Public Offering is described in Note “12. Stockholders’ Equity.”

During 2010, the Company’s Board of Directors approved a loan program that permitted the Company to make loans to three executives of the Company (the “Employer Loans”) to (i) provide them with liquidity (“Liquidity Loans”) and (ii) fund the exercise of vested stock options (“Option Loans”). The Employer Loans mature with all principal and accrued interest due on the tenth anniversary of the issuance date of each subject loan, except that in certain circumstances, the Employer Loans may mature earlier. The borrower may prepay all or any portion of his Employer Loan at any time without premium or penalty. Interest on the Employer Loans accrues at various rates ranging from 2.30%—3.86% per annum, compounded annually. The Employer Loans are secured by 1,857,450 and 675,990 shares of the Company’s Class A common stock held by two former executives, respectively. With respect to the Liquidity Loans, the Company has no personal recourse against the borrowers beyond the pledged shares. In connection with the Avista Merger (see Note “1. Nature of Business and Basis of Presentation”), the Company forgave the outstanding aggregate principal balance of $997 and accrued interest of $133 related to the current CEO’s Liquidity Loans immediately prior to consummation of the Avista Merger.

As of December 31, 2019 and 2018, Liquidity Loans to two former executives were outstanding with an aggregate principal balance of $2,350 and Option Loans to one former executive were outstanding with an aggregate principal balance of $635. The principal and part of the interest receivable under the Employer Loans were fully reserved with net interest receivable of $556 and $477 as of December 31, 2019 and 2018, respectively, included in the notes receivable from related parties balance in the consolidated balance sheets. Interest income related to these notes was $78, $64, and $111 for the years ended December 31, 2019, 2018 and 2017, respectively.

18. Employee Benefit Plan

The Company maintains a 401(k) Savings Plan (the “Plan”) for the U.S. employees. Under the Plan, eligible employees may contribute, subject to statutory limitations, a percentage of their salary to the Plan. Contributions made by the Company are made at the discretion of the Board of Directors and vest immediately. During the years ended December 31, 2019, 2018 and 2017, the Company made employer contributions of $2,290, $1,883 and $1,006, respectively.

As part of the NuTech Medical acquisition (see Note “1. Nature of Business and Basis of Presentation”), the Company inherited the Savings Incentive Match Plan for Employees (“SIMPLE”) IRA plan for all eligible former NuTech Medical employees. The plan, which operates as a tax deferred employer-provided retirement plan, allows eligible employees to contribute part of their pre-tax compensation to the plan. Employers are required to make either matching contributions, or non-elective contributions, which are paid to eligible employees regardless of whether the employee made salary-reducing contributions to the plan. Plan participants may elect to make pre-tax contributions up to the maximum amount allowed by the Internal Revenue Service. The Company is required to make matching contributions up to 3% for all qualifying employees. The Company terminated the SIMPLE IRA plan as of January 1, 2018.

19. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC.

In January 2020, the Company cancelled certain product development and consulting agreements inherited from NuTech Medical for total consideration of $1,950 which was paid on February 14, 2020. Refer to Note “16. Commitments and Contingencies”.

In February 2020, the Company entered into a settlement agreement with the sellers of NuTech Medical and settled the dispute on the deferred acquisition consideration for $4,000, of which, $2,000 was paid immediately on February 24, 2020 (the “Settlement Date”) and the remaining $2,000 is to be paid in four quarterly installments of $500 each with the first quarterly payment due and payable on the date that is 90 days from the Settlement Date. Refer to Note “16. Commitments and Contingencies”.

On March 2, 2020, the Company’s Board of Directors granted 596,000 of restricted stock units to our sales employees with an aggregated fair market value of $2,408. These restricted stock units will vest over four years with the first tranche vesting on January 15, 2021.