Form 10-K/A
period 2019-12-31
Organogenesis Holdings Inc.
filed 2020-04-29
CIK 1661181

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

(781) 575-0775

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol	Name of exchange on which registered
Class A Common Stock, $0.0001 par value	ORGO	NASDAQ Capital Market

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

The number of shares of the registrant’s common stock outstanding as of April 10, 2020 was 105,360,015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANANTORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally filed on March 9, 2020 (the “Original Filing”) by Organogenesis Holdings Inc. (“ORGO”, the “Company”, “we”, or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019.

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

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors as of April 1, 2020.

Name	Age	Position(s)
Gary S. Gillheeney, Sr.	65	Director, President and Chief Executive Officer
Timothy M. Cunningham	58	Chief Financial Officer
Patrick Bilbo	58	Chief Operating Officer
Lori Freedman	53	Vice President and General Counsel
Brian Grow	44	Chief Commercial Officer
Antonio S. Montecalvo	54	Vice President, Health Policy and Contracting
Alan A. Ades(1)	81	Director
Maurice Ades	52	Director
Albert Erani(1)	79	Director
Arthur S. Leibowitz(2)	66	Director, Chair of Audit Committee
Wayne Mackie(1)(2)	71	Director, Chair of Compensation Committee
Glenn H. Nussdorf	65	Director
Joshua Tamaroff(2)	34	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.

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

Lori Freedman has served as our Vice President and General Counsel since 2018 and as our General Counsel since 2017. Previously, she served as Vice President, Corporate Affairs, General Counsel and Secretary of pSivida Corp. (n/k/a EyePoint Pharmaceuticals), a specialty biopharmaceutical company, from 2001 to 2016 and as Vice President, General Counsel for Allaire Corporation, a computer software company, from 1998 to 2001. Mrs. Freedman holds a J.D. from the Boston University School of Law and a B.A. in economics and psychology from Brandeis University.

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

Maurice Ades has been a member of our board of directors since 2018. Mr. Ades has been a Principal and Managing Partner of Rugby Realty since 2013. Mr. Ades has over fifteen years of experience in commercial real estate. He is directly responsible for the purchase and management of over five million square feet of commercial properties. Mr. Ades has led in the management, leasing, sale and refinance of over three million square feet of office, residential and retail buildings in Pittsburgh, PA, Fairfield, CT, New York, NY and Secaucus, NJ. Mr. Ades received a Bachelor of Business Administration with Distinction from the University of Michigan and a Juris Doctorate from the Benjamin Cardozo School of Law. We believe Mr. Ades is qualified to serve on our board of directors due to his real estate management and financial experience as well as his expertise in business management. Mr. Ades is the son of Alan Ades.

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

Joshua Tamaroff has been a member of our board of directors since 2018. Mr. Tamaroff joined Avista in 2009 and serves as a Principal. Prior to joining Avista, Mr. Tamaroff worked as an Analyst in the leveraged finance group at Lehman Brothers and Barclays Capital. Mr. Tamaroff currently serves as a director of Cosette Pharmaceuticals, Inc., GCM Holding Corporation, OptiNose, Inc. (NASDAQ: OPTN) and United BioSource Corporation, and previously served as a director of InvestorPlace Media, IWCO Direct and WideOpenWest, Inc. (NYSE: WOW). Mr. Tamaroff received a Bachelor of Science from Cornell University and a Master of Business Administration from the Wharton School at the University of Pennsylvania, where he was a Palmer Scholar. Mr. Tamaroff was selected to serve on our Board of Directors because of his private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings.

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

Delinquent Section 16(a) Reports

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

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during fiscal year 2019 our directors, executive officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements, except that due to an administrative error a Form 4 with respect to the exercise of a stock option by Mr. Grow was not timely filed. In January 2020, due to an administrative error a Form 4 with respect to the exercise of a stock option by Mr. Montecalvo was not timely filed.

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

Audit Committee

The Company has a standing audit committee consisting of Mr. Leibowitz, its chairperson, Mr. Mackie and Mr. Tamaroff. The audit committee is responsible for, among other matters: (i) reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in the Company’s Form 10-K; (ii) discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements; (iii) discussing with management major risk assessment and risk management policies; (iv) monitoring the independence of the independent auditor; (v) verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law; (vi) reviewing and approving related-party transactions (as required pursuant to the Company’s related party transactions policy); (vii) inquiring and discussing with management the Company’s compliance with applicable laws and regulations; (viii) pre-approving all audit services and permitted non-audit services to be performed by the Company’s independent auditor, including the fees and terms of the services to be performed; (ix) appointing or replacing the independent auditor; (x) determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and (xi) establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding the Company’s financial statements or accounting policies.

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

Compensation Committee

The Company has a standing compensation committee consisting of Mr. Mackie, its chairperson, Mr. Alan Ades and Mr. Erani. The compensation committee is responsible for recommending to the board of directors the compensation philosophy and policies of the Company in general and for its executive officers in particular. The objectives of the Company’s senior management compensation program are to align compensation with business objectives, individual performance, and the interests of the Company’s stockholders; motivate and reward high levels of performance; recognize and reward the achievement of Company goals; and enable the Company to attract, retain, and reward the highest quality executive talent. Among other things, the compensation committee: (i) reviews and recommends for approval by the board of directors, executive officer compensation, including salary, bonus, and short term and long term incentive compensation levels (including equity compensation) and the corporate goals and objectives relevant to executive officer compensation; (ii) oversees the evaluation of the chief executive officer and other executive officers of the Company; (iii) retains a recognized independent compensation consultant (that meets certain independence factors) to assess the competitiveness of the Company’s compensation levels and practice applicable to the executive officers and directors of the Company; (iv) reviews and makes recommendations to the board of directors with respect to the Company’s employee benefit plans, including all incentive-compensation plans and equity-based plans; (v) reviews and makes recommendations to the board of directors with respect to the compensation of non-employee directors, committee chairpersons, and committee members, consistent with any applicable requirements of the Nasdaq rules; (vi) reviews any stockholder proposals related to compensation matters and makes recommendations to the board of directors regarding those proposals; (vii) prepares and approves for inclusion in the Company’s annual proxy statement and annual report on Form 10-K the report on executive compensation, if required by the rules of the Securities and Exchange Commission; (viii) to the extent that the Company is required to include a compensation discussion and analysis (CD&A) section in the Company’s Annual Report on Form 10-K or annual proxy statement, reviews and discusses with the Company’s management the CD&A, and based on such review and discussion, determines whether to recommend to the board of directors that the CD&A be so included; and (ix) reviews and discusses with management the Company’s plans and practices to provide that our compensation programs, plans or practices do not encourage employees to take unnecessary risk that could threaten the Company.

Director Nominations

Each year, the board of directors proposes a slate of director nominees to stockholders for election at the annual meeting of stockholders. Stockholders may also recommend candidates for election to the board of directors, as described below. The board of directors screens potential director candidates and considers criteria including experience, qualifications, attributes, skills, diversity and other characteristics in the context of the current make-up of the board of directors and the needs of the board of directors given the circumstances of the Company.

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

Executive Summary

The compensation of our executive officers is determined by our board of directors based upon the recommendation of our compensation committee. Our formal annual compensation review process generally takes place during the first half of each fiscal year, after the results of the previous fiscal year are known. Annual discretionary cash bonuses for the completed fiscal year, if any, and long-term equity-based incentive compensation awards, if any, are awarded by the board of directors on a discretionary basis based upon the recommendation of the compensation committee, generally during the first half of each fiscal year, after a review of the previous fiscal year’s results.

As previously disclosed, we are a controlled company within the meaning of the rules of Nasdaq and are not required to have a compensation committee composed entirely of independent directors. In making their recommendations and determinations, our compensation committee and our board of directors take into account publicly available information concerning the compensation practices of other, similarly situated companies in the biotechnology, medical technology and biopharmaceutical industries. This information is used by the compensation committee and the board of directors informally and primarily for purposes of comparison to ascertain whether our compensation practices for our executive officers are broadly competitive. Our Chief Executive Officer makes recommendations with regard to the compensation of our executive officers, which are reviewed by the compensation committee and the board of directors. Executive officers (including Mr. Gillheeney) do not participate in the compensation committee’s recommendation regarding and the board’s determination of their own annual compensation.

In connection with its recommendations to the board of directors, the compensation committee periodically retains an independent compensation consultant to assess the competitiveness of the Company’s compensation levels and practice applicable to the Company’s executive officers. Nonetheless, the determinations made by the members of our compensation committee and board of directors are guided to a significant degree by their collective judgment and experience. During fiscal year 2019, the compensation committee engaged Pearl Meyer & Partners, LLC as an independent compensation consultant to advise on executive officer and board compensation.

Our compensation committee and board of directors has reviewed our compensation programs and believes that our compensation programs have not encouraged or rewarded excessive or inappropriate risk taking.

Summary Compensation Table for Fiscal Year 2019

The following table sets forth information regarding compensation earned by our President and Chief Executive Officer and our two next most highly paid executive officers who served during fiscal year 2019. We refer to these individuals as our named executive officers, or NEOs.

Name	Year	Salary ($)	Option Awards ($)(1)	Bonus ($)(2)	Non-Equity Incentive Plan Compensation($)(3)	All Other Compensation ($)(4)	Total ($)
Gary S. Gillheeney, Sr.	2019	819,371	—	537,068	—	81,013	1,437,452
President and Chief Executive Officer	2018	798,473	—	254,919	—	2,104,921	3,158,313
Brian Grow	2019	305,101	—	—	261,515	39,184	605,800
Chief Commercial Officer	2018	297,190	—	—	228,279	35,493	560,962
Lori Freedman	2019	360,506	—	110,638	—	37,564	508,708
Vice President and General Counsel	2018	346,484	98,293	131,285	—	18,484	594,546

(1)

Represents the grant date fair value of option awards granted in fiscal year 2018 in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“ASC 718”). See Note 13 of the notes to our financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts.

(2)	The amounts reported in this column for fiscal 2018 and 2019 represent the discretionary bonuses earned by our NEOs.
(3)	“Non-Equity Incentive Plan Compensation” includes incentive bonuses paid to Mr. Grow based on the achievement of certain sales results in each of fiscal 2018 and 2019.

(4)	“All Other Compensation” for fiscal 2019 includes:

(i) for Mr. Gillheeney, (a) $36,096 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $26,360, (c) $6,336 representing the cost of group term life insurance, (d) $1,835 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $1,986 and (f) $8,400 representing employer matching contributions under our 401(k) plan;

(ii) for Mr. Grow, (a) $20,603 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $10,762, (c) $641 representing the cost of group term life insurance, (d) $1,072 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $421 and (f) $5,685 representing employer matching contributions under our 401(k) plan; and

(iii) for Ms. Freedman, (a) $16,151 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $10,443, (c) $1,781 representing the cost of group term life insurance, (d) $1,275 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $299 and (f) $7,615 representing employer matching contributions under our 401(k) plan.

“All Other Compensation” for fiscal 2018 includes:

(i) for Mr. Gillheeney, (a) $29,635 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $23,216, (c) $6,336 representing the cost of group term life insurance, (d) $1,835 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $1,986, (f) $8,250 representing employer matching contributions under our 401(k) plan, (g) forgiveness of a loan in the amount of $1,129,976, inclusive of principal and accrued but unpaid interest immediately prior to the closing of the business combination on December 10, 2018 and (h) a tax gross-up on the amount specified in (g) above of $903,687;

(ii) for Mr. Grow, (a) $18,438 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $9,408, (c) $629 representing the cost of group term life insurance, (d) $1,052 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $441 and (f) $5,526 representing employer matching contributions under our 401(k) plan; and

(iii) for Ms. Freedman, (a) $4,614 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $4,568, (c) $1,734 representing the cost of group term life insurance, (d) $1,243 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $331 and (f) $5,995 representing employer matching contributions under our 401(k) plan.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Severance and Change in Control Arrangements

We have entered into employment agreements or employment letter agreements with our named executive officers. The agreements generally provide for at-will employment and set forth the NEO’s initial base salary, and eligibility for employee benefits. In addition, each of our NEOs is subject to confidentiality obligations and has agreed to assign to us any inventions developed during the term of their employment. The salary increases granted to our executive officers scheduled to take effect April 1, 2020 are being deferred as we assess the impact of the Covid-19 pandemic. We expect to pay the aggregate amount of the deferred salary increases if and when market conditions allow.

Agreement with Mr. Gillheeney

We entered into an employment agreement with Mr. Gillheeney, dated February 1, 2007. The agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2020, Mr. Gillheeney’s annual base salary was increased from $795,656 to $800,000, and he is currently eligible to receive a target annual performance bonus of 80% of his base salary. In August 2018 our board of directors agreed that if Mr. Gillheeney is terminated involuntarily without cause or he resigns with good reason, these terms as defined in the employment agreement, he is entitled to the following (subject to his execution of a release in form and substance reasonably satisfactory to us): (i) his then current annual base salary payable in twelve (12) equal monthly installments, (ii) a continuation of benefit coverage for one (1) year and (iii) executive outplacement services with a mutually agreeable outplacement provider for up to one (1) year.

Agreement with Mr. Grow

We entered into an employment letter agreement with Mr. Grow, dated May 9, 2017. The letter agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2020, Ms. Grow’s annual base salary was increased from $295,321 to $370,000 and he is currently eligible to receive a target annual performance bonus of 45% of his base salary. For fiscal years 2018 and 2019, as noted above, Mr. Grow received a bonus based on the achievement of certain sales results. The target bonus that Mr. Grow is eligible to receive for 2020 replaces his prior bonus structure that was based on achieving certain sales results. Mr. Grow’s employment letter agreement does not provide for any severance or change in control payments.

Agreement with Ms. Freedman

We entered into an employment letter agreement with Ms. Freedman, dated January 19, 2018. The letter agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2020, Ms. Freedman’s annual base salary was increased from $351,230 to $370,000 and she is currently eligible to receive a target annual performance bonus of 40% of her base salary. Ms. Freedman’s employment letter agreement does not provide for any severance or change in control payments.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2019.

Name	Number of Securities Underlying Unexercised Options (#) exercisable		Number of Securities Underlying Unexercised Options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Option Grant Date
Gary S. Gillheeney, Sr.	397,900		—	1.70	2/22/2020	2/22/2010
	704,410		—	0.99	7/24/2023	7/24/2013
	664,804		—	0.99	8/21/2024	8/21/2014
	1,637,631		—	0.99	12/8/2024	12/8/2014
Brian Grow	1,151		—	1.70	4/15/2020	4/15/2010
	958		—	1.44	10/17/2021	10/17/2011
	805		—	1.46	8/21/2022	8/21/2012
	805		—	4.49	7/17/2023	7/17/2013
	30,450		—	1.18	4/10/2024	4/10/2014
	958		—	1.24	1/12/2025	1/12/2015
	4,060		—	2.47	8/11/2025	8/11/2015
	61,320	(1)	40,880	3.46	5/4/2027	5/4/2017
	12,180	(2)	48,720	3.46	5/4/2027	5/4/2017
Lori Freedman	16,240	(3)	24,360	5.40	2/21/2028	2/21/2018

(1)

Twenty percent of the shares underlying this option vested on the vesting start date, December 31, 2017, and the option vested/vests with respect to an additional 20% of the shares on each anniversary of the vesting start date thereafter, such that the option will be vested in full on December 31, 2021, subject to continued employment.

(2)

Twenty percent of the shares underlying this option vested on the vesting start date, January 30, 2019, and the option vested/vests with respect to an additional 20% of the shares on each anniversary of the vesting start date thereafter, such that the option will be vested in full on January 30, 2023, subject to continued employment.

(3)

Twenty percent of the shares underlying this option vested on the vesting start date, January 30, 2018, and the option vested/vests with respect to an additional 20% of the shares on each anniversary of the vesting start date thereafter, such that the option will be vested in full on January 30, 2022, subject to continued employment.

Director Compensation

Our board of directors has approved a compensation program under which our independent directors (currently Messrs. Leibowitz, Mackie and Tamaroff) are entitled to receive the following annual retainer and committee fees for their service as directors:

•

for service as a director, an annual retainer of $45,000 (increased to $50,000 effective April 1, 2020, but such increase is being deferred as we assess the impact of the Covid-19 pandemic, and we expect to pay the aggregate amount of the deferred retainer increases if and when market conditions allow);

•	for service as a chair of the audit committee, $105,000 (increased from $95,000 effective January 1, 2019);

•	for service as a member of the audit committee other than as chair, $10,000; and

•	for service as a chair of the compensation committee, $95,000.

Retainer and committee fees are paid in arrears. Our independent directors received an option award with respect to 30,000 shares of our Class A common stock in connection with their initial election to our board of directors in December 2018, which vests annually over three years, subject to continuous service. Our independent directors are also entitled with respect to their service in 2019 to an option award with respect to 20,000 shares of our Class A common stock, vesting annually over three years, subject to continued service. All non-employee directors are reimbursed for customary business expenses incurred in connection with attending board and committee meetings.

The following table sets forth information regarding compensation awarded to, earned by or paid to our non-employee directors in connection with their service for the year ended December 31, 2019. We do not pay any compensation to our President and Chief Executive Officer in connection with his service on our board of directors. See “Executive Compensation” for a discussion of the compensation of Mr. Gillheeney.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
Alan A. Ades	$—	$—	$—
Maurice Ades	$—	$—	$—
Albert Erani	$—	$—	$—
Arthur S. Leibowitz	$150,000	$—	$150,000
Wayne Mackie	$150,000	$—	$150,000
Glenn H. Nussdorf	$—	$—	$—
Joshua Tamaroff	$55,000	$—	$55,000

(1)	Represents amount earned or paid for service as a director during fiscal year 2019.
(2)	Each of Messrs. Leibowitz, Mackie and Tamaroff were awarded an option when first elected to the board of directors in December 2018. No option awards were made in the year ended December 31, 2019.

The table below shows the aggregate number of option awards held as of December 31, 2019 by each of our current non-employee directors who was serving as of that date.

Name	Number of Shares Underlying Options Outstanding at December 31, 2019
Alan A. Ades	—
Maurice Ades	—
Albert Erani	—
Arthur S. Leibowitz	30,000
Wayne Mackie	30,000
Glenn H. Nussdorf	—
Joshua Tamaroff	30,000

Compensation Committee Interlocks and Insider Participation

As a controlled company, we are not required to have a compensation committee of independent directors. As disclosed above, decisions about the compensation of our executive officers are made by our board of directors based upon the recommendation of our compensation committee. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our compensation committee or board of directors. None of the members of our board of directors is an officer or employee of our company nor has any of them ever been an officer or employee of our company, in each case, other than Mr. Gillheeney.

2020 Equity Awards

On April 22, 2020, our board of directors approved the stock option and restricted stock unit awards listed in the table below to our executive officers and independent directors. The stock options and restricted stock unit awards granted to our executive officers vest in four equal annual installments commencing April 1, 2020, and the stock options have an exercise price of $4.04 per share. The restricted stock unit awards granted to our independent directors vest in full on April 1, 2021.

Name	Number of Shares Underlying April 22, 2020 Option Awards	Restricted Stock Units
Gary S. Gillheeney, Sr.	580,842	88,181
Timothy M. Cunningham	183,424	27,847
Patrick Bilbo	224,185	34,035
Lori Freedman	177,310	26,918
Brian Grow	213,995	32,488
Antonio S. Montecalvo	158,967	24,134
Arthur S. Leibowitz	—	18,564
Wayne Mackie	—	18,564
Joshua Tamaroff	—	18,564

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of April 10, 2020, by:

•	each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 10, 2020 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 105,360,015 shares of our common stock outstanding as of April 10, 2020. The number of outstanding shares beneficially owned by each stockholder below was obtained from the most recent publicly filed information, as applicable.

Name and Address of Beneficial Owner(1)	Number of Shares	Right to Acquire	Total	Percentage of Shares Outstanding
Organo PFG LLC and affiliated entities(2)	34,986,622	—	34,986,622	33.2%
Avista Capital Partners IV, L.P. and affiliated entities(3)	25,517,514	—	25,517,514	24.2%
Michael W. Katz(4)	1,180,853	20,000	1,200,853	1.1%
Controlling Entities(5)	67,961,823	—	67,961,823	64.5%
Gary S. Gillheeney, Sr.(6)	397,900	3,006,845	3,404,745	3.1%
Alan A. Ades(7)	44,476,394	—	44,476,394	42.2%
Maurice Ades	—	—	—	—
Albert Erani(8)	38,659,337	—	38,659,337	36.7%
Arthur S. Leibowitz	5,000	10,000	15,000	*
Wayne Mackie	100,000	10,000	110,000	*
Glenn H. Nussdorf(9)	14,938,663	—	14,938,663	14.2%
Joshua Tamaroff	—	10,000	10,000	*
Lori Freedman(10)	—	24,360	24,360	*
Brian Grow(11)	2,129	123,716	125,845	*
All directors and executive officers as a group (13 individuals)(12)	63,723,083	3,929,549	67,652,632	61.9%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Organogenesis Holdings Inc., 85 Dan Road, Canton, Massachusetts 02021.
(2)

Consists of (i) 32,134,638 shares of Class A common stock held by Organo PFG LLC and (ii) 2,851,984 shares of Class A common stock held by Organo Investors LLC. Alan A. Ades and Albert Erani are managing members of Organo PFG LLC and managers of Organo Investors LLC and they share voting and investment power over the shares of Class A common stock held by each entity. Each of Mr. Ades and Mr. Erani disclaim beneficial ownership of the shares of Class A common stock held by each of Organo PFG LLC and Organo Investors LLC, except to the extent of his pecuniary interest therein. The address of each of the foregoing is c/o A&E Stores, Inc., 1000 Huyler Street, Teterboro, NJ 07608.

(3)

Consists of: (i) 12,267,300 shares of Class A common stock held by Avista Capital Partners IV, L.P., (ii) 12,201,523 shares of Class A common stock held by Avista Capital Partners IV (Offshore), L.P. and (iii) 1,048,691 shares of Class A common stock held by Avista Acquisition Corp. (“Sponsor”). Avista Capital Managing Member IV, LLC exercises voting and dispositive power over the shares held by Avista Capital Partners IV, L.P. and Avista Capital Partners IV (Offshore), L.P. Voting and disposition decisions at Avista Capital Managing Member IV, LLC are made by an investment committee, the members of which are Thompson Dean, David Burgstahler, Robert Girardi and Sriram Venkataraman. None of the foregoing persons has the power individually to vote or dispose of any shares; however, Messrs. Dean and Burgstahler have veto rights over the voting and disposition of any shares. Messrs. Dean and Burgstahler are managers of Avista Acquisition, LLC, the sole shareholder of the Sponsor, and may therefore be deemed to beneficially own the securities held by the Sponsor. Messrs. Dean and Burgstahler disclaim beneficial ownership of the securities held by the Sponsor except to the extent of their pecuniary interest therein. Mr. Dean and Mr. Burgstahler each disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest. The address of each of the foregoing is c/o Avista Capital Partners, 65 E. 55th Street, 18th Floor, New York, New York 10022. This information is based solely on an Amendment to Schedule 13D filed on November 27, 2019.

(4)

Consists of: (i) 13,603 shares of Class A common stock, (ii)1,167,250 shares or Class A common stock (the “Trust Shares”) held by the GN 2016 Family Trust u/a/d August 12, 2016 (the “Trust”) and (iii) 20,000 shares of Class A common stock underlying stock options that are exercisable as of April 10, 2020 or will become exercisable within 60 days after such date. Mr. Katz is the trustee of the Trust, a stockholder of the issuer that is a member of a group holding over 10% of the outstanding shares of Class A common stock of the issuer for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Mr. Katz exercises voting and investment control over the Trust Shares, but Mr. Katz does not have a pecuniary interest in the Trust Shares.

(5)

Alan A. Ades, Albert Erani, Glenn H. Nussdorf, Dennis Erani, Starr Wisdom and certain of their respective affiliates, including Organo PFG LLC, Organo Investors LLC, Dennis Erani 2012 Issue Trust, Alan Ades as Trustee of the Alan Ades 2014 GRAT, Albert Erani Family Trust dated 12/29/2012, GN 2016 Family Trust u/a/d August 12, 2016 and GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016, who we refer to collectively as the Controlling Entities, control a majority of the voting power of the outstanding Class A common stock. The Controlling Entities reported that they hold their shares of our stock as part of a group (as defined in Section 13(d)(3) of the Exchange Act) for the purposes of reporting beneficial ownership of the Company’s securities in an Amendment to Schedule 13D filed on November 27, 2019.

(6)

Consists of (i) 397,900 shares of Class A common stock and (ii) 3,006,845 shares of Class A common stock underlying stock options that are exercisable as of April 10, 2020 or will become exercisable within 60 days after such date.

(7)

Consists of (i) 7,999,993 shares of Class A common stock, (ii) 1,489,779 shares of Class A common stock held by Alan Ades as Trustee of the Alan Ades 2014 GRAT, (iii) 32,134,638 shares of Class A common stock held by Organo PFG LLC and (iv) 2,851,984 shares of Class A common stock held by Organo Investors LLC. Mr. Ades exercises voting and investment power over the shares of Class A common stock held by Alan Ades as Trustee of the Alan Ades 2014 GRAT, Organo PFG LLC and Organo Investors LLC. Mr. Ades disclaims beneficial ownership of the shares of Class A common stock held by each of Alan Ades as Trustee of the Alan Ades 2014 GRAT, Organo PFG LLC and Organo Investors LLC, except to the extent of his pecuniary interest therein. The address of each of the foregoing is c/o A&E Stores, Inc., 1000 Huyler Street, Teterboro, NJ 07608.

(8)

Consists of (i) 941,516 shares of Class A common stock, (ii) 2,731,199 shares of Class A common stock held by the Albert Erani Family Trust dated 12/29/2012, (iii) 32,134,638 shares of Class A common stock held by Organo PFG LLC and (iv) 2,851,984 shares of Class A common stock held by Organo Investors LLC. Mr. Erani exercises voting and investment power over the shares of Class A common stock held by each of the Albert Erani Family Trust dated 12/29/2012, Organo PFG LLC and Organo Investors LLC. Mr. Erani disclaims beneficial ownership of the shares of Class A common stock held by each of the Albert Erani Family Trust dated 12/29/2012, Organo PFG LLC and Organo Investors LLC, except to the extent of his pecuniary interest therein. The address of each of the foregoing is c/o A&E Stores, Inc., 1000 Huyler Street, Teterboro, NJ 07608.

(9)

Consists of (i) 2,758,663 shares of Class A common stock, (ii) 1,167,250 shares of Class A common stock held by GN 2016 Family Trust u/a/d August 12, 2016 and (iii) 11,012,750 shares of Class A common stock held by GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016. Mr. Nussdorf exercises voting and investment power over the shares of Class A common stock held by GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016. Mr. Michael Katz, as trustee, exercises and Mr. Nussdorf may be deemed to exercise voting and investment power over the shares of Class A common stock held by GN 2016 Family Trust u/a/d August 12, 2016. Mr. Nussdorf disclaims beneficial ownership of the shares of Class A common stock held by GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016, except to the extent of his pecuniary interest therein, and each of Mr. Nussdorf and Mr. Katz disclaims beneficial ownership of the shares of Class A common stock held by GN 2016 Family Trust u/a/d August 12, 2016, except to the extent of his pecuniary interest therein. The address of each of the foregoing (other than Mr. Katz) is 35 Sawgrass Drive, Bellport, NY 11713.

(10)	Consists of 24,360 shares of Class A common stock underlying stock options that are exercisable as of April 10, 2020 or will become exercisable within 60 days after such date.
(11)

Consists of 2,129 shares of Class A common stock and 123,716 shares of Class A common stock underlying stock options that are exercisable as of April 10, 2020 or will become exercisable within 60 days after such date.

(12)

Consists of (i) 63,723,083 shares of Class A common stock and (ii) 3,929,549 shares of Class A common stock underlying stock options that are exercisable as of April 10, 2020 or will become exercisable within 60 days after such date. As to disclaimers of beneficial ownership, see footnotes (2), (7), (8) and (9) above.

We have one equity compensation plan under which awards are currently authorized for issuance, the Organogenesis Holdings Inc. 2018 Equity Incentive Plan, or 2018 Plan. In connection with the consummation of the business combination in December 2018, our board of directors discontinued any new issuances under the Organogenesis Inc. 2003 Stock Incentive Plan, or 2003 Plan. If options outstanding under the 2003 Plan expire unexercised, they will not become available for future issuance. Both the 2018 Plan and the 2003 Plan were approved by our stockholders. The following table provides information regarding securities authorized for issuance as of December 31, 2019 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of outstanding restricted stock units (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,179,636	(1)	$1.98	9,008,996	(2)
Equity compensation plans not approved by security holders	—		$—	—
Total	7,179,636		$1.98	9,008,996
(1)	Consists of shares of our Class A common stock issuable upon exercise of outstanding options issued under the 2018 Plan and the 2003 Plan.
(2)	Consists of shares of our Class A common stock reserved for future issuance under the 2018 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act and the policy, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person (including our executive officers, directors and 5% stockholders, as well as specified members of the family or household of any of these individuals or stockholders), had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee (composed of Mr. Leibowitz, Mr. Mackie and Mr. Tamaroff, our independent directors), but only those independent directors who are disinterested, is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. All of the transactions described in this section that occurred prior to the closing of the business combination on December 10, 2018 occurred prior to the adoption of this policy. The disclosure below covers related party transactions that have occurred since January 1, 2018.

Agreements with Our Stockholders

Leases with the Controlling Entities

The buildings we occupy in Canton, Massachusetts are owned by entities that are controlled by Alan Ades, Albert Erani, Dennis Erani and Glenn Nussdorf. These entities are: 65 Dan Road SPE, LLC; 65 Dan Road Associates; 85 Dan Road Associates; Dan Road Associates; and 275 Dan Road SPE, LLC. Mr. Ades, Mr. Albert Erani and Mr. Nussdorf are members of our board of directors. Mr. Ades and Mr. Albert Erani are first cousins. Together, Mr. Ades, Mr. Albert Erani, Mr. Dennis Erani and Mr. Nussdorf and certain of their respective affiliates, control a majority of the voting power of our outstanding Class A common stock. We refer to them as the Controlling Entities. Payment of the accrued, unpaid rent due under each of the leases with the Controlling Entities described below is subordinated to our obligations to Silicon Valley Bank pursuant to the terms of our March 2019 credit facility with Silicon Valley Bank.

On January 1, 2013, we entered into a capital lease with 65 Dan Road SPE, LLC related to the facility at 65 Dan Road, Canton, Massachusetts. Organogenesis made aggregate payments under the lease of $538,982 and $852,800 in 2018 and 2019, respectively. As of December 31, 2019, we had accrued, unpaid rent of $1,046,060 due under the lease. Under the lease, we were required to make monthly rent payments of approximately $62,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $69,000 per month and will increase by 10% on January 1, 2022 to approximately $75,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022.

On January 1, 2013, we entered into a capital lease with 85 Dan Road Associates related to the facility at 85 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $666,890 and $1,072,400 in 2018 and 2019, respectively. As of December 31, 2019, we had accrued, unpaid rent of $2,222,756 due under the lease. Under the lease, we were required to make monthly rent payments of $77,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $85,000 per month and will increase by 10% on January 1, 2022 to approximately $93,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022.

On January 1, 2013, we entered into a capital lease with Dan Road Equity I, LLC related to the facility at 150 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $786,696 and $1,316,450 in 2018 and 2019, respectively. As of December 31, 2019, we had accrued, unpaid rent of $2,003,909 due under the lease. Under the lease, we were required to make monthly rent payments of approximately $95,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $105,000 per month and will increase by 10% on January 1, 2022 to approximately $115,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022.

On January 1, 2013, we entered into capital lease arrangements with 275 Dan Road SPE, LLC for the property located on 275 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $463,100 and $1,263,846 in 2018 and 2019, respectively. As of December 31, 2019, we had accrued, unpaid rent of $5,062,788 due under the lease. Under the lease, we were required to make monthly rent payments of approximately $92,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $101,000 per month and will increase by 10% on January 1, 2022 to approximately $111,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022.

On August 6, 2019, we entered into a Letter Agreement (the “Letter Agreement”) with Dan Road Associates LLC, 85 Dan Road Associates LLC, 275 Dan Road SPE LLC and 65 Dan Road SPE LLC (collectively, the “Landlords”) pursuant to which we agreed that each Landlord shall be entitled to receive interest on the accrued but unpaid rent obligations under the leases described above as of March 14, 2019, which totaled $10,335,513.47 (the “Lease Debt”) for the period commencing April 1, 2019. The interest on the Lease Debt accrues at a rate per annum equal to the greater of (A) the prime rate plus three and three-quarters of one percent (3.75%) and (B) nine and one-quarter of one percent (9.25%), which is the rate applicable to the term loans under that certain Credit Agreement dated as of March 14, 2019, as amended (the “Credit Agreement”), among us, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent (the “Administrative Agent”). Pursuant to the terms of that certain Subordination Agreement, dated as of March 14, 2019 (the “Subordination Agreement”), among the Landlords and the Administrative Agent, the Landlords agreed to subordinate all of our obligations to the Landlords (including, without limitation, rent, interest, fees, charges, expenses, costs, professional fees and expenses, and reimbursement obligations) existing as of March 14, 2019, in each case in respect of the Lease Debt. Pursuant to the Subordination Agreement, we will not pay all or any part of the Lease Debt until the Senior Debt (as defined in the Subordination Agreement) has been fully paid. Accrued interest on the Lease Debt is payable in cash on the date when the Lease Debt is repaid (as to the principal amount so repaid) and shall not itself bear interest. As of December 31, 2019, accrued and unpaid interest under the Letter Agreement was equal to $716,974.

Loans from the Controlling Entities

Prior to the closing of the business combination, Organogenesis Inc. had outstanding indebtedness payable to the Controlling Entities as described below under the headings “2010 Loans,” “2015 Loans,” “2016 Loans,” “Real Estate Loans” and “2018 Loans” (collectively, the “Insider Debt”). As previously disclosed, pursuant to the terms of that certain Exchange Agreement, dated as of August 17, 2018, by and among the Company and the lenders listed on Schedule A thereto, concurrently with the closing of the business combination on December 10, 2018, $45.7 million of the indebtedness described below was converted into 6,502,679 shares of our Class A common stock based on a conversion price of $7.035 per share, and we made a cash payment equal to $35.6 million in satisfaction of the remaining portion of the indebtedness, including the accrued and unpaid interest and any fees on this indebtedness. Following such transactions, the Insider Debt was deemed fully paid and satisfied in full and was discharged and terminated.

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

Gary Gillheeney, Jr., our Senior Manager, Customer Service, is a child of Gary S. Gillheeney, Sr., our President and Chief Executive Officer, and he received total compensation of (i) $121,268 in fiscal 2018 and (ii) $122,049 in fiscal 2019. James Gillheeney, one of our Tissue Regeneration Specialists, is also a child of Gary S. Gillheeney, Sr. and he received total compensation of (i) $164,346 in fiscal 2018 and (ii) $225,976 in fiscal 2019.

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

Avista Warrant Exchange Agreement

On July 12, 2019, we entered into a Warrant Exchange Agreement (the “Warrant Exchange Agreement”) with Avista Capital Partners IV L.P., a Delaware limited partnership and Avista Capital Partners IV (Offshore), L.P., a limited partnership formed under the laws of Bermuda (collectively, the “PIPE Investors”) pursuant to which, the PIPE Investors agreed to exchange an aggregate of 4,100,000 warrants to purchase one-half of one share of our Class A common stock at an exercise price of $5.75 per half share (the “PIPE Warrants”) for shares of our Class A common stock at an exchange ratio equal to the exchange ratio of the Company’s exchange offer (the “Exchange Offer”) to all holders of the Company’s issued and outstanding warrants that were issued in connection with the Company’s initial public offering pursuant to a prospectus dated October 10, 2016, exercisable for Class A common stock at an exercise price of $5.75 per half share of Common Stock (the “Public Warrants”) in effect at the expiration of such Exchange Offer, which exchange ratio was 0.095 shares of Class A common stock for each public warrant. On August 21, 2019, the Company issued an aggregate of 389,501 shares of Class A common stock to the PIPE Investors in exchange for an aggregate of 4,100,000 PIPE Warrants.

Avista Fee Letter Agreement

On November 19, 2019, we entered into a fee letter agreement (the “Letter Agreement”) with Avista Capital Partners IV, L.P. (“Avista IV”), Avista Capital Partners (Offshore) IV, L.P. (“Avista IV Offshore” and together with Avista IV, the “Avista Funds”) and Avista Capital Holdings, L.P., an affiliate of the Avista Funds (the “Management Company”), pursuant to which we agreed to pay the Management Company a fee in consideration for certain services rendered in connection with investments in the Company made by the Avista Funds in the Company’s public offering of Class A common stock that closed on November 26, 2019. Pursuant to the Letter Agreement, the Company was required to pay the Management Company a fee in an amount equal to the portion of the aggregate gross proceeds of the investments sold to the Avista Funds multiplied by a rate equal to the rate of the Underwriters’ discount or spread in such public offering without giving effect to any investments sold to the Avista Funds (the “Fee”). In connection with the public offering, the Avista Funds purchased 6,000,000 shares of Class A common stock and we paid a Fee equal to approximately $1.7 million. Joshua Tamaroff, one of our directors, is an employee of the Management Company to which the Company paid the Fee.

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

Founder Shares

In connection with the organization of AHPAC, on December 14, 2015, an aggregate of 8,625,000 AHPAC Class B ordinary shares (the “founder shares”) were sold to the Sponsor at a price of approximately $0.003 per share, for an aggregate price of $25,000. In October 2016, the Sponsor transferred 50,000 founder shares to each of AHPAC’s independent directors at a price per share of approximately $0.003 per share. In addition, at such time, each of AHPAC’s independent directors purchased an additional 421,250 founder shares from the Sponsor at a price per share of approximately $0.003 per share. The 8,625,000 founder shares included an aggregate of up to 1,125,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters of the AHPAC initial public offering in order to maintain the initial shareholders’ ownership at 20% of the issued and outstanding ordinary shares upon completion of the AHPAC initial public offering. Following the partial exercise of the over-allotment option, 875,000 founder shares were forfeited in order to maintain the initial shareholders’ ownership at 20% of the issued and outstanding AHPAC ordinary shares. On August 17, 2018 the Sponsor and the other holders of founder shares agreed to surrender to the Company for no consideration an aggregate of 1,937,500 founder shares in connection with the execution of the merger agreement, which founder shares were cancelled. In connection with the closing of the business combination and the transactions contemplated thereby on December 10, 2018, an additional 4,421,507 of the founder shares were surrendered to the Company and cancelled. The remaining 1,390,993 outstanding founder shares became shares of the Company’s Class A common stock upon the closing of the business combination.

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

Our Audit Committee engaged RSM US LLP to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2019. RSM US LLP also served as our registered public accounting firm for the fiscal year ended December 31, 2018.

Audit and Other Fees

The following is a summary of the fees for professional services rendered by RSM US LLP, our independent registered public accounting firm, for fiscal years 2018 and 2019.

Fee Category	Fiscal 2019	Fiscal 2018
Audit fees	$652,898	$720,777
Audit-related fees	—	31,380
Tax fees	—	—
All other fees	8,075	—

Total fees	$660,973	$720,777

Audit fees. Audit fees consist of fees and related expenses billed for professional services rendered for the audit of the financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements and include fees for professional services rendered in connection with quarterly and annual reports. The audit fees for fiscal years 2019 and 2018 also include fees and related expenses associated with the issuance of consents by our independent registered public accounting firm to be named in our registration statements and to the use of their audit report in the registration statements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, including consultation on accounting standards or accounting for specific transactions.

All other fees. All other fees represent fees related to option valuation services provided in connection with the closing of the business combination and the delivery of a tax attestation.

Pre-Approval Policies and Procedures

Our audit committee’s pre-approval policies or procedures do not allow our management to engage RSM US LLP to provide any specified services without specific audit committee pre-approval of the engagement for those services. All of the services provided by RSM US LLP during fiscal years 2018 and 2019 were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

(1) Financial Statements —See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 80 of the Original Filing.

(2) Financial Statement Schedules —See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 80 of the Original Filing. All other schedules are omitted because they are not applicable or not required.

(3) Index to Exhibits.

Exhibit No.	Exhibit

2.1	Merger Agreement, dated August 17, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc. and Organogenesis Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 17, 2018)

2.2	Amendment No. 1 to Merger Agreement, dated October 5, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc. and Organogenesis Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on October 9, 2018)

2.3	Agreement and Plan of Merger dated as of March 18, 2017 by and among Organogenesis Inc., Prime Merger Sub, LLC, Nutech Medical, Inc., Howard P. Walthall, Jr., Gregory J. Yager, Kenneth L. Horton and Kenneth L. Horton, as representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

3.1	Certificate of Incorporation of ORGO (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

3.2	Bylaws of ORGO (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

4.1**	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Amended and Restated Registration Rights Agreement dated as of December 10, 2018 among ORGO, Avista Acquisition Corp., Avista Capital Partners Fund IV L.P., Avista Capital Partners Fund IV (Offshore), L.P., and certain holders of Organogenesis Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.2	Stockholders Agreement dated as of December 10, 2018 among ORGO, Avista Capital Partners Fund IV L.P., Avista Capital Partners Fund IV (Offshore), L.P., and certain holders of Organogenesis Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.3†	License and Services Agreement, dated as of September 14, 2011, by and between Organogenesis Inc. and Net Health Systems, Inc., as amended by that certain First Amendment dated as of March 31, 2013, Second Amendment dated as of July 22, 2014, Third Amendment dated as of March 13, 2015 and Fourth Amendment dated as of August 17, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.4	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 65 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.5	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 85 Dan Road Associates, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.6	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and Dan Road Equity I, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

Exhibit No.	Exhibit

10.7	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 275 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.8	Lease Agreement dated as of March 6, 2017 by and between Organogenesis Inc. and ARE-10933 North Torrey Pines, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.9	Sublease Agreement dated as of March 18, 2014 by and between Organogenesis Inc. and Shire Holdings US AG, as amended by that certain First Amendment to Sublease dated as of January 13, 2017, as amended by that certain Second Amendment to Sublease dated as of January 25, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.10	Lease Agreement, dated as of June 5, 2012, by and between Organogenesis Switzerland GmbH and Stiftung Regionales Gründerzentrum Reinach, as amended by that certain Supplement No. 1 dated May 9, 2017 and that certain Supplement No. 2 dated May 9, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.11	Lease Agreement, dated as of January 1, 2014, by and between Oxmoor Holdings, LLC and Prime Merger Sub, LLC (as successor-in-interest to Nutech Medical, Inc.) (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.12	Standard Industrial/Commercial Multi-Tenant Lease—Net, dated as of March 7, 2011, by and among Liberty Industrial Park and Organogenesis Inc., as amended by that certain First Amendment dated as of April, 2013, Second Amendment dated as of April 19, 2015, and Third Amendment dated as of March 9, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.13‡	Amended and Restated Key Employee Agreement dated as of February 1, 2007 by and between Organogenesis Inc. and Gary Gillheeney (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.14‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Patrick Bilbo (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.15‡	Employee Letter Agreement dated as of July 15, 2016 by and between Organogenesis Inc. and Timothy Cunningham (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.16‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Antonio Montecalvo (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.17‡	Employee Agreement dated as of March 18, 2017 by and between Organogenesis Inc. and Howard P. Walthall, Jr., as amended by that certain First Amendment dated as of October 10, 2017 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.18‡	Employee Letter Agreement dated as of January 19, 2018 by and between Organogenesis Inc. and Lori Freedman (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.19‡	Employee Letter Agreement dated as of May 9, 2017 by and between Organogenesis Inc. and Brian Grow (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.20	Separation Agreement dated as of March 4, 2015 by and between Organogenesis Inc. and Geoff MacKay (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

Exhibit No.	Exhibit

10.21	Secured Promissory Note dated November 17, 2010 issued by Geoff MacKay and payable to Organogenesis Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.22	Secured Promissory Note dated July 1, 2011 issued by Geoff MacKay and payable to Organogenesis Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.23	Secured Promissory Note dated July 3, 2012 issued by Geoff MacKay and payable to Organogenesis Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.24	Credit Agreement dated March 14, 2019 between the Company, Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 14, 2019)

10.25	Amended and Restated Subordination Agreement dated as of August 6, 2019 by and among Dan Road Associates LLC, 85 Dan Road Associates LLC, 275 Dan Road SPE LLC, 65 Dan Road SPE LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 8, 2019)

10.26	Letter Agreement dated as of August 6, 2019 by and among Organogenesis Inc., Dan Road Associates LLC, 85 Dan Road Associates LLC, 275 Dan Road SPE LLC and 65 Dan Road SPE LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 8, 2019)

10.27‡	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.28‡	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.29‡	Form of Non-Statutory Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.30‡	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.31‡	Form of Incentive Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.32‡	Form of Non-Statutory Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.33‡	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.34†	Settlement and License Agreement effective as of October 25, 2017 by and among Organogenesis Inc., RESORBA Medical GmbH, and Advanced Medical Solutions Group plc (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement in Form S-4 (File No. 333-227090) filed with the SEC on October 9, 2018)

10.35	Amended and Restated Code of Ethics and Conduct of ORGO adopted on December 10, 2018 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

Exhibit No.	Exhibit

10.36	Controlling Stockholders Agreement dated as of December 10, 2018 by and among ORGO and the Controlling Entities (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.37	Exchange Agreement, dated August 17, 2018, by and among Avista Healthcare Public Acquisition Corp. and certain lenders listed on Schedule A therein (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 18, 2019)

10.38	First Amendment to Credit Agreement dated November 12, 2019 among Organogenesis Holdings Inc., Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as the Issuing Lender and Swingline Lender, Silicon Valley Bank, as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 15, 2019)

10.39	Lease dated March 13, 2019 between Organogenesis Inc., as tenant, and Bobson Norwood Commercial, LLC, as landlord (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 19, 2019)

10.40	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-213465) filed with the SEC on September 2, 2016)

10.41	Fourth Amendment to Lease dated February 14, 2020 by and between Liberty Industrial Park and Organogenesis Inc.

10.42	Second Amendment to Lease dated February 7, 2020 by and between Oxmoor Holdings, LLC and Organogenesis Inc.

10.43‡	Summary of Severance Arrangement for Gary S. Gillheeney, Sr.

21.1**	Subsidiaries of Organogenesis Holdings Inc.

23.1**	Consent of RSM US LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Annual Report of Organogenesis Holdings Inc. on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 of Organogenesis Holdings Inc., (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 of Organogenesis Holdings Inc., (iii) Consolidated Statements of Redeemable Common Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2019, 2018, and 2017 of Organogenesis Holdings Inc., (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017 of Organogenesis Holdings Inc., and (v) Notes to Consolidated Financial Statements of Organogenesis Holdings Inc.

*	Filed herewith.
**	Previously filed.
†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANOGENESIS HOLDINGS INC.

By:	/s/ Gary S. Gillheeney, Sr.
Gary S. Gillheeney, Sr.
President and Chief Executive Officer
Date:	April 29, 2020