Form 10-Q
period 2020-03-31
Organogenesis Holdings Inc.
filed 2020-05-11
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, the registrant had a total of 106,107,921 shares of its Class A common stock, $0.0001 par value per share, outstanding.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements may relate to, but are not limited to, expectations of our future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Form 10-Q, including those related to the coronavirus (COVID-19) pandemic. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Form 10-Q.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “the Company,” “Organogenesis” and “ORGO” will refer to Organogenesis Holdings Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$46,898	$60,174
Restricted cash	176	196
Accounts receivable, net	32,724	39,359
Inventory	26,436	22,918
Prepaid expenses and other current assets	5,164	2,953

Total current assets	111,398	125,600
Property and equipment, net	50,071	47,184
Notes receivable from related parties	576	556
Intangible assets, net	19,981	20,797
Goodwill	25,539	25,539
Deferred tax asset	15	127
Other assets	760	884

Total assets	$208,340	$220,687

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred acquisition consideration	$1,958	$5,000
Current portion of term loan	1,667	—
Current portion of capital lease obligations	3,189	3,057
Accounts payable	26,208	28,387
Accrued expenses and other current liabilities	21,803	23,450

Total current liabilities	54,825	59,894
Line of credit	33,484	33,484
Term loan, net of current portion	57,910	49,634
Deferred rent	1,105	1,012
Capital lease obligations, net of current portion	13,755	14,431
Other liabilities	6,966	6,649

Total liabilities	168,045	165,104

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized; 106,088,563 and 105,599,434 shares issued; 105,360,015 and 104,870,886 shares outstanding at March 31, 2020 and December 31, 2019, respectively.	11	10
Additional paid-in capital	227,604	226,580
Accumulated deficit	(187,320)	(171,007)

Total stockholders’ equity	40,295	55,583

Total liabilities and stockholders’ equity	$208,340	$220,687

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Net revenue	$61,732	$57,123
Cost of goods sold	18,793	16,980

Gross profit	42,939	40,143
Operating expenses:
Selling, general and administrative	52,613	48,893
Research and development	5,410	3,371

Total operating expenses	58,023	52,264

Loss from operations	(15,084)	(12,121)

Other expense, net:
Interest expense, net	(2,510)	(1,778)
Loss on the extinguishment of debt	—	(1,862)
Gain on settlement of deferred acquisition consideration	1,295	—
Other income, net	21	132

Total other expense, net	(1,194)	(3,508)

Net loss before income taxes	(16,278)	(15,629)
Income tax expense	(35)	(37)

Net loss	$(16,313)	$(15,666)

Net loss per share —basic and diluted	$(0.16)	$(0.17)

Weighted-average common shares outstanding—basic and diluted	104,486,924	90,604,107

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2020
	Redeemable				Additional Paid-in Capital		Total Organogenesis Holdings Inc. Stockholders’ Equity
	Common Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	104,870,886	$10	$226,580	$(171,007)	$55,583
Exercise of stock options	—	—	489,129	1	815	—	816
Stock-based compensation expense	—	—	—	—	209	—	209
Net loss	—	—	—	—	—	(16,313)	(16,313)

Balance as of March 31, 2020	—	$—	105,360,015	$11	$227,604	$(187,320)	$40,295

	Three Months Ended March 31, 2019
	Redeemable				Additional Paid-in Capital	Accumulated Deficit	Total Organogenesis Holdings Inc. Stockholders’ Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	728,548	$—	91,261,413	$9	$177,272	$(130,240)	$47,041
Adoption of ASC 606	—	—	—	—	—	332	332
Exercise of common stock warrants	—	—	54,626	—	628	—	628
Stock-based compensation expense	—	—	—	—	224	—	224
Redemption of redeemable common stock placed into treasury	(728,548)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(15,666)	(15,666)

Balance as of March 31, 2019	—	$—	91,316,039	$9	$178,124	$(145,574)	$32,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,313)	$(15,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	902	902
Amortization of intangible assets	817	1,498
Non-cash interest expense	46	115
Deferred interest expense	470	36
Deferred rent expense	92	49
Gain on settlement of deferred acquisition consideration	(1,295)	—
Provision (benefit) recorded for sales returns and doubtful accounts	217	(76)
Loss on disposal of property and equipment	201	—
Adjustment for excess and obsolete inventories	769	257
Stock-based compensation	209	224
Loss on extinguishment of debt	—	1,862
Changes in operating assets and liabilities:
Accounts receivable	6,325	2,474
Inventory	(4,287)	(5,076)
Prepaid expenses and other current assets	(2,099)	(963)
Accounts payable	(1,910)	4,882
Accrued expenses and other current liabilities	(1,274)	176
Other liabilities	(153)	(252)

Net cash used in operating activities	(17,283)	(9,558)
Cash flows from investing activities:
Purchases of property and equipment	(4,243)	(317)

Net cash used in investing activities	(4,243)	(317)
Cash flows from financing activities:
Line of credit borrowings	—	4,500
Proceeds from term loan	10,000	40,000
Repayment of notes payable	—	(17,585)
Proceeds from the exercise of stock options	816	—
Redemption of redeemable common stock placed into treasury	—	(6,762)
Principal repayments of capital lease obligations	(544)	(209)
Payment of deferred acquisition consideration	(2,042)	—
Payment of debt issuance costs	—	(811)

Net cash provided by financing activities	8,230	19,133
Change in cash and restricted cash	(13,296)	9,258
Cash and restricted cash, beginning of period	60,370	21,405

Cash and restricted cash, end of period	$47,074	$30,663

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,244	$1,962
Cash paid for income taxes	$—	$58
Supplemental disclosure of non-cash investing and financing activities:
Debt issuance costs included in accounts payable	$—	$113
Purchases of property and equipment included in accounts payable and accrued expenses	$2,942	$415
Exercise of common stock warrants included in prepaid expenses and other current assets	$—	$628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2020

(amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Organogenesis Holdings Inc. (formerly Avista Healthcare Public Acquisition Corp.) (“ORGO” or the “Company”) is a leading regenerative medicine company focused on the development, manufacture, and commercialization of solutions for the Advanced Wound Care and Surgical & Sports Medicine markets. Many of the existing and pipeline products in the Company’s portfolio have Premarket Application approval, Business License Applicant approval or Premarket Notification 510(k) clearance from the United States Food and Drug Administration (“FDA”). The Company’s customers include hospitals, wound care centers, government facilities, ambulatory service centers (“ASCs”) and physician offices. The Company has one operating and reportable segment.

COVID-19 pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, presents significant risks to the Company. While the COVID-19 pandemic has not materially adversely affected the Company’s financial results and business operations in the first quarter ended March 31, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic. The public health actions being undertaken to reduce the spread of the virus may create significant disruptions to the Company with respect to: (i) the demand for its products, (ii) the ability of its sales representatives to reach healthcare customers, (iii) its ability to maintain staffing levels to support its operations, (iv) its ability to continue to manufacture certain of its products, (v) the reliability of its supply chain and (vi) its ability to achieve the financial covenants required to borrow under the 2019 Credit Agreement (see Note “9. Long-Term Debt Obligations”). The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

The Company is closely monitoring the evolving impact of the pandemic on all aspects of its business. The Company has implemented a number of measures designed to protect the health and safety of its employees, support its customers and promote business continuity. The Company is also actively reviewing and implementing cost-saving measures including discontinuing all non-essential services and programs and instituting controls on travel, events, marketing and clinical studies to adapt the financial business plan for the evolving COVID-19 challenges.

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

Liquidity and Financial Conditions

In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company has incurred a recurring loss from operations since its inception and has funded its operations primarily with cash flow from product sales and proceeds from loans from affiliates and entities controlled by its affiliates, sales of its common stock and third-party debt. As of March 31, 2020, the Company had an accumulated deficit of $187,320 and working capital of $56,573. During the three months ended March 31, 2020, the Company has incurred net losses of $16,313 and used $17,283 of cash in operations. The Company expects to continue to generate operating losses for the foreseeable future as the Company expends resources to grow the organization to support the planned expansion of the business. The Company expects that its cash of $46,898 as of March 31, 2020, plus cash flows from product sales and availability under the 2019 Credit Agreement (see Note “9. Long-Term Debt Obligations”), will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report. The Company is closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact its commercial prospects, projected cash position and access to capital in 2020. The Company will continue to assess its cash position and, if circumstances warrant, make appropriate adjustments to its operating plan.

The Company expects to continue investing in product development, sales and marketing, and customer support for its products. The Company may seek to raise additional funding through public and/or private equity financings, debt financings, borrowings from the Revolving Facility under the 2019 Credit Agreement or other strategic transactions. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, on a timely basis or at all, particularly in light of the adverse impacts of the COVID-19 pandemic on the capital markets. The Company’s ability to borrow under the Revolving Facility is subject to compliance with certain financial covenants that include maintaining Minimum Trailing Twelve Month Consolidated Revenue and Non-PuraPly Revenue. If the Company is not able to comply with these covenants, due to the impacts of COVID-19 or otherwise, it will be unable to borrow under the facility without obtaining an amendment from its lenders. There can be no assurance that the Company’s lenders would agree to any such amendment on acceptable terms, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

The unaudited consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc. and its wholly-owned or controlled subsidiaries of Organogenesis Inc., including Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future years or periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure as of the date of the consolidated financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note “2. Significant Accounting Policies” to the Consolidated Financial Statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

Reclassification of Prior Period Balances

Reclassification has been made to prior period amounts reported in the cash flows from operating activities section of the cash flow statement to conform to the current year presentation. The reclassification has no effect on the reported balance sheet as of December 31, 2019, or net loss or equity or total operating, investing or financing cash flows for the period ended March 31, 2019.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet but recognize expenses in a manner similar to the current standard. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides adopters an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, in March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which clarifies the transition guidance related to interim disclosures provided in the year of adoption. ASU 2016-02 and related amendments and improvements are effective for fiscal years beginning after December 15, 2018 for public business entities and interim periods within those years and for all other entities for years beginning after December 15, 2020. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the transition date. A full retrospective application is prohibited. The Company is a public entity but took advantage of the relief provided for emerging growth companies to allow them to follow the private company adoption timelines and the Company will adopt this standard and the related improvements on January 1, 2021 by recognizing a cumulative-effect adjustment for any impact. The Company continues to evaluate the impact of adopting this standard on its accounting policies, financial statements, business processes, systems and internal controls. Additionally, the Company has established a project management and implementation team consisting of internal resources and external advisors. These evaluation and implementation processes are expected to continue through 2020. The Company expects to recognize all of its leases with terms over twelve months on the balance sheet by recording a right-of-use asset and a corresponding lease liability.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Subsequent to the issuance of ASU 2016-13, the FASB has issued the following updates: ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments- Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments—Credit Losses (Topic 326)—Targeted Transition Relief and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The objective of ASU 2016-13 and all the related updates is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 and the related updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities excluding entities eligible to be smaller reporting companies and for fiscal years, and interim periods within those years, beginning after December 15, 2022 for all other entities. Early adoption is permitted. The Company is a smaller reporting company and follows the private company adoption timelines and the Company will adopt this standard and the related improvements on January 1, 2023 by recognizing a cumulative-effect adjustment to retained earnings for any impact. The adoption of ASU 2016-13 and related improvements is not expected to have a material impact on the Company’s consolidated financial statements.

3. Product and Geographic Sales

The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s products to customers based on specific payment and shipping terms in the arrangement. The entire transaction price reflects the single performance obligation. Product revenue is recognized when a customer obtains control of the Company’s products which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts and GPO rebates, which represent a direct reduction to the revenue recognized. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances. For the three months ended March 31, 2020 and 2019, the Company recorded GPO fees of $960 and $380, respectively, as a direct reduction of revenue.

The following table sets forth revenue by product category:

	Three Months Ended March 31,
	2020	2019
Advanced Wound Care	$51,288	$47,844
Surgical & Sports Medicine	10,444	9,279

Total net revenue	$61,732	$57,123

For the three months ended March 31, 2020 and 2019, net PuraPly revenue totaled $32,505 and $25,447, respectively. For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.

4. Accounts Receivable, Net

Accounts receivable consisted of the following:

	March 31, 2020	December 31, 2019
Accounts receivable	$35,928	$42,408
Less — allowance for sales returns and doubtful accounts	(3,204)	(3,049)

	$32,724	$39,359

The Company’s allowance for sales returns and doubtful accounts was comprised of the following:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$3,049	$3,420
Additions (reductions)	217	(76)
Write-offs	(62)	(52)

Balance at end of period	$3,204	$3,292

5. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$10,142	$9,178
Work in process	1,622	781
Finished goods	14,672	12,959

	$26,436	$22,918

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three months ended March 31, 2020 and 2019, the Company charged $769 and $257, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations.

6. Property and Equipment, Net

Property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Leasehold improvements	$36,633	$36,344
Furniture, computers and equipment	47,061	46,430

	83,694	82,774
Accumulated depreciation and amortization	(66,713)	(65,812)
Construction in progress	33,090	30,222

	$50,071	$47,184

Depreciation expense was $902 for each of the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the Company had $21,689 of buildings under capital leases recorded within leasehold improvements. As of March 31, 2020 and December 31, 2019, the Company had $14,076 and $13,777 recorded within accumulated depreciation and amortization related to buildings under capital leases, respectively. Construction in progress primarily represents unfinished construction work on a building under a capital lease and, more recently, improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts.

7. Goodwill and Intangible Assets

Goodwill was $25,539 as of March 31, 2020 and December 31, 2019. There were no impairments recorded against goodwill during the three months ended March 31, 2020 and 2019.

In April 2019, the Company purchased $750 of intangibles related to patent and know-how which were recorded within the developed technology category. The Company paid $250 at the time of the transaction. The remaining $500 is being paid over two years after the transaction closed and is recorded in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets. Identifiable intangible assets consisted of the following as of March 31, 2020:

	Original	Accumulated	Net Book
	Cost	Amortization	Value

Developed technology	$30,570	$(12,007)	$18,563
Trade names and trademarks	2,000	(708)	1,292
Independent sales agency network	4,500	(4,500)	—
Non-compete agreements	260	(134)	126

Total	$37,330	$(17,349)	$19,981

Identifiable intangible assets consisted of the following as of December 31, 2019:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$30,570	$(11,266)	$19,304
Trade names and trademarks	2,000	(650)	1,350
Independent sales agency network	4,500	(4,500)	—
Non-compete agreements	260	(117)	143

Total	$37,330	$(16,533)	$20,797

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, was $817 and $1,498 for the three months ended March 31, 2020 and 2019, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
Accrued personnel costs	$16,463	$17,640
Other	5,340	5,810

	$21,803	$23,450

9. Long-Term Debt Obligations

Long-term debt obligations consisted of the following:

	March 31,	December 31,
	2020	2019
Line of credit	$33,484	$33,484

Term loan	60,000	50,000
Less debt discount and debt issuance cost	(423)	(366)
less current maturities	(1,667)	—

Term loan, net of debt discount and debt issuance cost	$57,910	$49,634

2019 Credit Agreement

In March 2019, the Company, its subsidiaries and Silicon Valley Bank (“SVB”), and the several other lenders thereto (collectively, the “Lenders”) entered into a credit agreement, as amended (the “2019 Credit Agreement”), providing for a term loan (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $100,000. Capitalized terms used herein and not otherwise defined are defined as set forth in the 2019 Credit Agreement.

The Term Loan Facility is structured in three tranches, as follows: (i) the first tranche of $40,000 was made available to the Company and fully funded on March 14, 2019; (ii) the second tranche of $10,000 was made available to the Company and fully funded in September 2019 upon: (a) the Company’s demonstrated compliance with the financial covenants in the 2019 Credit Agreement and (b) the Company’s achievement of trailing twelve month Consolidated Revenue of not less than $221,250 and a trailing three month Adjusted EBITDA loss not in excess of $5,000; and (iii) the third tranche of $10,000 was made available to the Company and fully funded in March 2020 upon: (a) the Company’s demonstrated compliance with the financial covenants in the 2019 Credit Agreement through December 31, 2019 and (b) the Company’s achievement of trailing twelve month Consolidated Revenue not less than $231,500. The interest rate for the Term Loan Facility is a floating per annum interest rate equal to the greater of 3.75% above the Wall Street Journal Prime Rate and 9.25%. The interest rate at March 31, 2020 was 9.25%. The 2019 Credit Agreement requires the Company to make monthly interest-only payments on outstanding balances under the Term Loan Facility through February 2021. Thereafter, each term loan advance will be repaid in thirty-six equal monthly installments of principal, plus accrued interest, with the Term Loan Facility maturing on March 1, 2024 (the “Term Loan Maturity Date”).

The Company’s final payment on the Term Loan Facility, due on the Term Loan Maturity Date, will include all outstanding principal and accrued and unpaid interest under the Term Loan Facility, plus a final payment (the “Final Payment”) equal to the original aggregate principal amount of the Term Loan Facility multiplied by 6.5%. The Company may prepay the Term Loan Facility, subject to paying the Prepayment Premium (described below) and the Final Payment. The Prepayment Premium is equal to 3.50% of the outstanding principal amount of the Term Loan Facility if the prepayment occurs on or prior to the one year anniversary of the closing, 2.50% of the outstanding principal amount of the Term Loan Facility if the prepayment occurs after such one year anniversary and prior to the second anniversary of the closing, and 1.50% of the outstanding principal amount of the Term Loan Facility if the prepayment occurs after the two year anniversary but prior to the three year anniversary of the closing, and 0.50% thereafter. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.

The Revolving Facility is equal to the lesser of $40,000 and the amount determined by the Borrowing Base, which is defined as a percentage of the Company’s book value of qualifying finished goods inventory and eligible accounts receivable. The interest rate for advances under the Revolving Facility is a floating per annum interest rate equal to the greater of the Wall Street Journal Prime Rate and 5.50%. The interest rate at March 31, 2020 was 5.50%. If the actual outstanding advances are less than 25% of the then-available Revolving Commitments, the Company must pay monthly interest equal to the interest that would have accrued if the average outstanding advances had been 25% of the then-available Revolving Commitments. The Company is also required to pay an unused line fee equal to 0.25% per annum, calculated based on the difference of $40,000 minus the greater of (i) the average balance outstanding under the Revolving Facility for such period and (ii) 25% of the then-available Revolving Commitments. The maturity date for advances made under the Revolving Facility is March 1, 2024.

The Company may elect to reduce or terminate the Revolving Facility in its entirety at any time by repaying all outstanding principal, unpaid accrued interest and a reduction or termination fee equal to 4.00% of the aggregate Revolving Commitments so reduced or terminated if the reduction or termination occurs on or prior to the one year anniversary of the closing, 3.00% of the aggregate Revolving Commitments so reduced or terminated if the reduction or termination occurs after such one year anniversary and prior to the second anniversary of the closing, and 2.00% of the aggregate Revolving Commitments so reduced or terminated if the reduction or termination occurs after the two year anniversary but prior to the three year anniversary of the closing, and $0 thereafter.

The Company is required to achieve certain financial covenants under the 2019 Credit Agreement, including Minimum Trailing Twelve Month Consolidated Revenue and Non-PuraPly Revenue, tested quarterly. The Minimum Trailing Twelve Month Consolidated Revenue thresholds for the year ending December 31, 2020 were agreed to and the covenant requiring Trailing Twelve Month Non-PuraPly Revenue beginning with the quarter ending September 30, 2020 was added in connection with the third amendment to the 2019 Credit Agreement entered into on March 26, 2020. In addition, the Company is required to maintain Minimum Liquidity equal to the greater of (i) 6 months Monthly Burn and (ii) $10,000.

As of March 31, 2020, the Company was in compliance with the financial covenants under the 2019 Credit Agreement.

As of March 31, 2020, the Company had outstanding borrowings of $60,000 under the Term Loan Facility and $33,484 under the Revolving Facility with $2,573 available for future revolving borrowings. The Company accrues for the Final Payment of $3,900 over the term of the Term Loan Facility through a charge to the interest expense. The related liability of $912 and $681 as of March 31, 2020 and December 31, 2019, respectively, was included in other liabilities in the consolidated balance sheets. The Company incurred costs of $554 in connection with the Term Loan Facility, which are recorded as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheet. In connection with the Revolving Facility, the Company incurred costs of $370, which are recorded as other assets. Both of these costs are being amortized to interest expense through March 1, 2024.

Future payments of the 2019 Credit Facility, as of March 31, 2020, are as follows for the calendar years ending December 31:

2020	$—
2021	16,667
2022	20,000
2023	20,000
2024	36,817

Total	$93,484

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

10. Stockholders’ Equity

Common Stock

As of March 31, 2020, the Company was authorized to issue 400,000,000 shares of $0.0001 par value Class A common stock and 1,000,000 shares of $0.0001 par value preferred stock. 106,088,563 shares of Class A common stock were issued as of March 31, 2020, which included 728,548 shares of treasury stock. These treasury shares were initially issued in connection with the acquisition of Nutech Medical, Inc. (“NuTech Medical”) in 2017 and included a put right. The holders of the shares exercised the right to put the shares back to the Company at an agreed-upon exercise price of $9.28 per share on March 24, 2019.

As of March 31, 2020 and December 31, 2019, the Company reserved the following shares of Class A common stock for future issuance:

	March 31,	December 31,
	2020	2019
Shares reserved for issuance for outstanding options	5,919,490	6,503,646
Shares reserved for issuance for outstanding restricted stock units	574,300	—
Shares reserved for issuance for future grant	8,434,696	9,008,996

Total shares of authorized common stock reserved for future issuance	14,928,486	15,512,642

11. Stock-Based Compensation

Stock Incentive Plans-the 2018 Plan

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

As of March 31, 2020, a total of 9,198,996 shares of Class A common stock have been authorized to be issued under the 2018 Plan (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company).

Stock Incentive Plans-the 2003 Plan

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

Stock-Based Compensation Expense

Stock options awarded under the stock incentive plans expire 10 years after the grant date and typically vest over four or five years. Restricted stock units awarded typically vest over four years.

Stock-based compensation expense was $209 and $224 for the three months ended March 31, 2020 and 2019, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative on the consolidated statements of operations.

Restricted Stock Units

In March 2020, the Company granted 584,300 time-based restricted stock units to employees. Each restricted stock unit represents the contingent right to receive one share of the Company’s common stock and will vest in four equal annual installments on January 15, 2021, 2022, 2023 and 2024. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

The activity of unvested restricted stock units is set forth below:

	Number	Weighted Average
	of Shares	Grant Date
		Fair Value
Unvested at December 31, 2019	—	$—
Granted	584,300	4.04
Vested	—	—
Canceled/Forfeited	(10,000)	4.04

Unvested at March 31, 2020	574,300	$4.04

As of March 31, 2020, total unrecognized compensation cost related to unvested restricted stock units expected to vest was $1,674 and the weighted average remaining recognition period for unvested awards was 3.79 years.

Stock Option Activity

No stock options were granted during the three months ended March 31, 2020 and 2019. The following table summarizes the Company’s stock option activity since December 31, 2019:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2019	7,179,636	$1.98	5.06	$20,799
Granted	—	—
Exercised	(489,129)	1.67		1,491
Canceled / forfeited	(95,027)	3.73

Outstanding as of March 31, 2020	6,595,480	1.98	5.15	9,712

Options exercisable as of March 31, 2020	5,769,399	1.66	4.76	9,712

Options vested or expected to vest as of March 31, 2020	6,457,205	$1.93	5.08	$9,712

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The total fair value of options vested during the three months ended March 31, 2020 and 2019 was $144 and $266, respectively.

As of March 31, 2020, the total unrecognized stock compensation expense related to unvested stock options expected to vest was $1,057 and was expected to be recognized over a weighted-average period of 2.15 years.

As of March 31, 2020, there were partial recourse notes outstanding totaling $635. These notes were taken by a former executive to exercise his stock options between 2011 and 2013 (see Note “14. Related Parties Transactions”) and the notes are secured with the 675,990 shares held by the former executive. As the loans are still outstanding, the options are not considered exercised and are included within the options outstanding. Accordingly, the 675,990 shares are not considered outstanding for accounting purposes and the additional paid-in capital associated with these shares were deducted from equity in prior periods.

12. Net Loss per Share

The Company’s potentially dilutive securities, which include stock options, restricted stock units and warrants to purchase shares of Class A common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential shares of Class A common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to the common stockholders of Organogenesis Holdings Inc. for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	6,595,480	7,260,387
Restricted stock units	574,300	—
Warrants to purchase common stock	—	17,678,074

	7,169,780	24,938,461

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

As of March 31, 2020 and December 31, 2019, the Company owed an aggregate of $10,336 of accrued but unpaid lease obligations, which are subordinated to the 2019 Credit Agreement and will not be paid until the debt under the 2019 Credit Agreement is paid off in 2024 even though the capital leases expire in December 2022. The accrued but unpaid lease obligations include rent in arrears and unpaid operating and common area maintenance costs under the aforementioned leases. The principal portion of rent in arrears on the capital leases totaled $6,489 and $6,321 as of March 31, 2020 and December 31, 2019, respectively, and is included in the long-term portion of capital lease obligations. The interest portion of rent in arrears totaled $3,365 and $3,512 as of March 31, 2020 and December 31, 2019, respectively, and is included in other liabilities on the consolidated balance sheets. The unpaid operating and common area maintenance costs totaled $482 and $503 as of March 31, 2020 and December 31, 2019, respectively, and are included in other liabilities on the consolidated balance sheets.

Effective April 1, 2019, the Company agreed to accrue interest on the accrued but unpaid lease obligations at an interest rate equal to the rate charged in the 2019 Credit Agreement (see Note “9. Long-Term Debt Obligations”). The accrued interest is also subordinated to the 2019 Credit Agreement and, as such, is included in other liabilities on the consolidated balance sheet. Interest accrued as of March 31, 2020 and December 31, 2019 totaled $956 and $717, respectively.

In addition to the capital leases with affiliates discussed above, the Company also has certain insignificant capital leases with non-affiliates. Future obligations under capital leases in the aggregate and for the next five years are as follows:

2020 (remaining 9 months)	$3,594
2021	4,786
2022	4,945
2023	—
2024	9,853

23,178
Less amount representing interest	(6,234)

Present value of minimum lease payments	16,944
Less current maturities	(3,189)

Long-term portion	$13,755

Operating Leases

The Company leases vehicles for certain employees and has fleet services agreements for service on these vehicles. The minimum lease term for each newly leased vehicle is one year with three consecutive one-year renewal terms.

In March 2014, in conjunction with the acquisition of Dermagraft from Shire plc, the Company entered into a rental sublease agreement for certain operating and office space in California. The sublease agreements called for escalating monthly rental payments and expires in December 2021.

In conjunction with the acquisition of NuTech Medical in March 2017, the Company entered into an operating lease with Oxmoor Holdings, LLC, an entity that is affiliated with the former sole shareholder of NuTech Medical, related to the facility at NuTech Medical’s headquarters in Birmingham, Alabama. Under the lease, the Company is required to make monthly rent payments of approximately $21 through the lease termination date on December 31, 2021.

In March 2019, the Company entered into an agreement to lease approximately 43,850 square feet of office and laboratory space in Norwood, Massachusetts. Pursuant to the lease agreement, the rent commencement date is February 1, 2020. The initial lease term is ten years from the rent commencement date and includes an option for an early extension term of five years which is exercisable during the first two years after the rent commencement date. In addition to the early extension term, the lease provides the Company with an option to extend the lease term for a period of ten years, if exercised, at rental rates equal to the then fair market value. Annual lease payments during the first year are $1,052 with increases of $44 each year during the initial ten-year lease term, an increase of $44 during the first year of the early extension term and $33 during year two through five of the early extension term. Upon execution of the agreement, the Company delivered a security deposit in the form of a letter of credit of $526 to the landlord. Following 36 months from the rent commencement date, the security deposit may be reduced by $263.

Operating lease expenses were $1,514 and $1,384 for the three months ended March 31, 2020 and 2019, respectively.

Future minimum lease payments due under noncancelable operating lease agreements as of March 31, 2020 are as follows:

2020 (remaining 9 months)	$4,355
2021	5,461
2022	2,887
2023	2,145
2024	1,224
Thereafter	6,899

$22,971

Royalty Commitments

The Company entered into a license agreement with a university for certain patent rights related to the development, use, and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of March 31, 2020 and December 31, 2019, respectively, and are classified as part of accrued expenses on the Company’s consolidated balance sheets. There was no royalty expense incurred during the three months ended March 31, 2020 or 2019 related to this agreement.

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense of $979 and $788 during the three months ended March 31, 2020 and 2019, respectively, within selling, general and administrative expenses on the consolidated statement of operations.

As part of the NuTech Medical acquisition, the Company inherited certain product development and consulting agreements for ongoing consulting services and royalty payments based on a percentage of net sales on certain products over a period of 15 years from the execution of the agreements. These product development and consulting agreements were cancelled in January 2020 for total consideration of $1,950 that was paid on February 14, 2020. The $1,950 cancellation fee was recorded within selling, general and administration in the consolidated statement of operations for the three months ended March 31, 2020.

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

The Company accrued $1,109 and $542 as of March 31, 2020 and December 31, 2019, respectively, in relation to certain pending lawsuits.

The purchase price for NuTech Medical acquired in 2017 included $7,500 deferred acquisition consideration of which the Company paid $2,500 in 2017. The amount of the remaining $5,000 of deferred acquisition consideration plus accrued interest owed to the sellers of NuTech Medical was previously in dispute. The Company asserted certain claims for indemnification that would offset in whole or in part its payment obligation and the sellers of NuTech Medical filed a lawsuit alleging breach of contract and seeking specific performance of the alleged payment obligation and attorneys’ fees. In February 2020, the Company entered into a settlement agreement with the sellers of NuTech Medical and settled the dispute for $4,000, of which, $2,000 was paid immediately on February 24, 2020 (the “Settlement Date”) and the remaining $2,000 is to be paid in four quarterly installments of $500 each with the first quarterly payment due and payable on the date that is 90 days from the Settlement Date. In addition, the Company assumed from the sellers of NuTech Medical the payment responsibilities related to a legacy lawsuit of NuTech Medical. In connection with the settlement, the Company recorded a gain of $1,295 which was included as a component of other expense, net in the consolidated statement of operations for the three months ended March 31, 2020.

14. Related Party Transactions

Capital lease obligations to affiliates, including unpaid lease obligations, and an operating lease with affiliates are further described in Note “13. Commitments and Contingencies”.

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

As of March 31, 2020 and December 31, 2019, Liquidity Loans to two former executives were outstanding with an aggregate principal balance of $2,350 and Option Loans to one former executive were outstanding with an aggregate principal balance of $635. The principal and part of the interest receivable under the Employer Loans were fully reserved with net interest receivable of $576 and $556 as of March 31, 2020 and December 31, 2019, respectively, included in the notes receivable from related parties balance in the consolidated balance sheets. Interest income related to these notes was $20 and $19, for the three months ended March 31, 2020 and 2019, respectively.

15. Subsequent Events

The Company has evaluated subsequent events through May 11, 2020, the date on which these consolidated financial statements were issued and has determined that there are no such events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on March 9, 2020, as amended. Please refer to our note regarding forward-looking statements on page 3 of this Form 10-Q, which is incorporated herein by this reference.

Overview

Organogenesis is a leading regenerative medicine company focused on the development, manufacture, and commercialization of solutions for the Advanced Wound Care and Surgical & Sports Medicine markets. Our products have been shown through clinical and scientific studies to support and in some cases accelerate tissue healing and improve patient outcomes. We are advancing the standard of care in each phase of the healing process through multiple breakthroughs in tissue engineering and cell therapy. Our solutions address large and growing markets driven by aging demographics and increases in comorbidities such as diabetes, obesity, cardiovascular and peripheral vascular disease and smoking. We offer our differentiated products and in-house customer support to a wide range of health care customers including hospitals, wound care centers, government facilities, ambulatory service centers (“ASCs”), and physician offices. Our mission is to provide integrated healing solutions that substantially improve medical outcomes and the lives of patients while lowering the overall cost of care.

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

For the three months ended March 31, 2020, we generated $61.7 million of net revenue and had $16.3 million of net loss compared to $57.1 million of net revenue and $15.7 million of net loss for the three months ended March 31, 2019. We expect to incur operating losses for the foreseeable future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of March 31, 2020, we had an accumulated deficit of $187.3 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our common stock. We operate in one segment of regenerative medicine.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and it continues to spread throughout the United States and the rest of the world. Various public and private sector measures have been taken and may continue to be taken to reduce its transmission, such as the imposition of social distancing, stay-at-home and shelter-in-place orders, which are having the effect of suspending or severely curtailing operations for most industries and businesses. We are one of many companies providing essential services during this national emergency related to the COVID-19 pandemic. We have acted quickly and implemented a number of measures designed to protect the health and safety of our employees, support our customers and promote business continuity. We are also actively reviewing and implementing cost-saving measures including discontinuing all non-essential services and programs, and instituting controls on travel, events, marketing and clinical studies to adapt our financial business plan for the evolving COVID-19 challenges.

While the COVID-19 pandemic has not materially adversely affected our financial results and business operations in the first quarter ended March 31, 2020, the pandemic may pose significant risks to our business, not all of which we are able to fully evaluate or even to foresee at the current time. It is too early to quantify the impact this situation will have on revenue for the remainder of our fiscal year ending December 31, 2020 or beyond, but the public health actions being undertaken to reduce the spread of the virus may create significant disruptions with respect to: (i) the demand for our products, (ii) the ability of our sales representatives to reach our healthcare customers, (iii) our ability to maintain staffing levels to support our operations, (iv) our ability to continue to manufacture certain of our products, (v) the reliability of our supply chain and (vi) our ability to achieve the financial covenants required to borrow under the 2019 Credit Agreement. Accordingly, management is evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as we manage the Company through the uncertainty related to the coronavirus. Please see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Components of Our Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of March 31, 2020, we had approximately 275 direct sales representatives and approximately 165 independent agencies.

We recognize revenue from sales of our Advanced Wound Care and Surgical & Sports Medicine products when the customer obtains control of our product, which occurs at a point in time and may be upon procedure date, shipment, or delivery, based on the contractual terms of a contract. We record revenue net of a reserve for returns, discounts and GPO rebates, which represent a direct reduction to the revenue we recognize.

Several factors affect our reported revenue in any period, including product, payer and geographic sales mix, operational effectiveness, pricing realization, marketing and promotional efforts, the timing of orders and shipments, regulatory actions including healthcare reimbursement scenarios, competition and business acquisitions.

Included within our Advanced Wound Care revenue is our PuraPly product portfolio that consists of PuraPly and PuraPly AM. We launched PuraPly in mid-2015, and introduced PuraPly AM in 2016. In order to encourage the development of innovative medical devices, drugs and biologics, the Center for Medicare & Medicaid Services, or CMS, can grant new products an additional “pass-through payment” in addition to the bundled payment amount for a limited period of no more than three years. Our PuraPly products were granted pass-through status from launch through December 31, 2017, which created an economic incentive for practitioners to use PuraPly over other skin substitutes. As a result, we saw increases in revenue related to our PuraPly portfolio in the reported periods. Beginning January 1, 2018, PuraPly AM and PuraPly transitioned to the bundled payment structure for skin substitutes, which provides for a two-tiered payment system in the hospital outpatient and ASC setting. The two-tiered Medicare payment system bundles payment for our Advanced Wound Care products (and all skin substitutes) into the payment for the procedure for applying the skin substitute, resulting in a single payment to the provider that includes reimbursement for both the procedure and the product itself.

As a result of the transition to the bundled payment structure, total Medicare reimbursement for procedures using our PuraPly AM and PuraPly products decreased substantially. This reduction in reimbursement resulted in a substantial decrease in revenue from our PuraPly AM and PuraPly products during the first nine months of 2018 and had a negative effect on our business, results of operations and financial condition. On March 23, 2018, Congress passed, and the President signed into law, the Consolidated Appropriations Act of 2018, or the Act. The Act restored the pass-through status of PuraPly and PuraPly AM effective October 1, 2018. As a result, effective October 1, 2018, Medicare resumed making pass-through payments to hospitals using PuraPly and PuraPly AM in the outpatient hospital setting and in ASCs. PuraPly and PuraPly AM retain pass-through reimbursement status until September 30, 2020. After September 30, 2020, we expect our net revenue from PuraPly and PuraPly AM to decrease as they transition to the bundled payment structure and we expect our net revenue from Non-PuraPly products to increase which would offset in whole or in part the revenue decrease from PuraPly products. We are not able to estimate the extent of the changes in revenue due to the uncertainties related to the impact from the COVID-19 pandemic which could have material adverse effects on our revenue, especially to the extent that the pandemic persists or exacerbates over an extended period of time.

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

Selling, general and administrative expenses

Selling, general and administrative expenses generally include personnel costs for sales, marketing, sales support, customer support, and general and administrative personnel, sales commissions, incentive compensation, insurance, professional fees, depreciation, amortization, bad debt expense, royalties, information systems costs and costs associated with our administrative facilities. We generally expect our selling, general and administrative expenses to continue to increase due to increased investments in market development and the geographic expansion of our sales forces as we drive for the continued revenue growth.

Research and development expenses

Research and development expenses include personnel costs for our research and development personnel, expenses related to improvements in our manufacturing processes, enhancements to our currently available products, and additional investments in our product and platform development pipeline. Our research and development expenses also include expenses for clinical trials. We expense research and development costs as incurred. We generally expect that research and development expenses will increase as we continue to conduct clinical trials on new and existing products, move products through the regulatory pathway (e.g., seek BLA approval), add personnel to support product enhancements as well as to bring new products to market, and enhance our manufacturing process and procedures.

Other expense, net

Interest expense, net—Interest expense, net consists of interest on our outstanding indebtedness, including amortization of debt discount and debt issuance costs, net of interest income recognized.

Loss on the extinguishment of debt—In March 2019, upon entering into the 2019 Credit Agreement, we paid an aggregate amount of $17.6 million associated with the termination of the ML Agreement, including unpaid principal, accrued interest and an early termination penalty. We recognized $1.9 million as loss on the extinguishment of the loan for the three months ended March 31, 2019.

Gain on settlement of deferred acquisition consideration—In February 2020, we settled the dispute on the $5.0 million deferred purchase acquisition consideration with the sellers of NuTech Medical for $4.0 million and assumed from the sellers of NuTech Medical the responsibilities related to a legacy lawsuit of NuTech Medical. In connection with the settlement, we recorded a gain of $1.3 million for the three months ended March 31, 2020.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets and inherent in that, assess the likelihood of sufficient future taxable income. We also consider the expected reversal of deferred tax liabilities and analyze the period in which these liabilities would be expected to reverse to determine whether the taxable temporary difference amounts serve as an adequate source of future taxable income to support realizability of the deferred tax assets. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. Based on a consideration of the factors discussed above, including the fact that through the period ended March 31, 2020, our results reflected a three-year cumulative loss position, we have determined that a valuation allowance is necessary against the full amount of our net U.S. deferred tax assets, excluding alternative minimum tax credits. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides for an accelerated refund of the remaining alternative minimum tax credit (“AMT credit”) carryforward which was held as a deferred tax asset of $0.1 million as of December 31, 2019. The CARES Act modifications to the limitation on business interest expense and net operating loss provisions are not expected to have a material impact on our consolidated financial statement.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended March 31,
	2020	2019
Net revenue	$61,732	$57,123
Cost of goods sold	18,793	16,980

Gross profit	42,939	40,143
Operating expenses:
Selling, general and administrative	52,613	48,893
Research and development	5,410	3,371

Total operating expenses	58,023	52,264

Loss from operations	(15,084)	(12,121)

Other expense, net:
Interest expense, net	(2,510)	(1,778)
Loss on the extinguishment of debt	—	(1,862)
Gain on settlement of deferred acquisition consideration	1,295	—
Other income, net	21	132

Total other expense, net	(1,194)	(3,508)

Net loss before income taxes	(16,278)	(15,629)
Income tax expense	(35)	(37)

Net loss	$(16,313)	$(15,666)

EBITDA and Adjusted EBITDA

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

The following is a reconciliation of GAAP net loss to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(16,313)	$(15,666)
Interest expense, net	2,510	1,778
Income tax expense	35	37
Depreciation	902	902
Amortization	817	1,498

EBITDA	(12,049)	(11,451)

Stock-based compensation expense	209	224
Gain on settlement of deferred acquisition consideration (1)	(1,295)	—
Loss on extinguishment of debt (2)	—	1,862

Adjusted EBITDA	$(13,135)	$(9,365)

(1)	The amount reflects the gain recognized related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical.
(2)	The amount reflects the loss recognized on the extinguishment of the Master Lease Agreement upon repayment.

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$51,288	$47,844	$3,444	7%
Surgical & Sports Medicine	10,444	9,279	1,165	13%

Net revenue	$61,732	$57,123	$4,609	8%

Net revenue from our Advanced Wound Care products increased by $3.4 million, or 7%, to $51.3 million in the three months ended March 31, 2020 from $47.8 million in the three months ended March 31, 2019. The increase in Advanced Wound Care net revenue was primarily attributable to the additional sales personnel and increased sales to existing and new customers.

Net revenue from our Surgical & Sports Medicine products increased by $1.2 million, or 13%, to $10.4 million in the three months ended March 31, 2020 from $9.3 million in the three months ended March 31, 2019. The increase in Surgical & Sports Medicine revenue was primarily due to the expansion of the sales force and penetration of existing and new customer accounts.

Included within net revenue is PuraPly revenue of $32.5 million and $25.4 million for the three months ended March 31, 2020 and 2019, respectively. PuraPly had pass-through status in both of the periods. The increase in PuraPly revenue in the current period was due to the expanded sales forces and increased sales to existing and new customers.

Cost of goods sold, gross profit and gross profit margin

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Cost of goods sold	$18,793	$16,980	$1,813	11%

Gross profit	$42,939	$40,143	$2,796	7%

Gross profit%	70%	70%

Cost of goods sold increased by $1.8 million, or 11%, to $18.8 million in the three months ended March 31, 2020 from $17.0 million in the three months ended March 31, 2019. The increase in cost of goods sold was primarily due to increased unit volumes, additional manufacturing and quality control headcount, and facility improvement projects.

Gross profit increased by $2.8 million, or 7%, to $42.9 million in the three months ended March 31, 2020 from $40.1 million in the three months ended March 31, 2019. The increase in gross profit resulted primarily from increased sales volume due to the strength in our Advanced Wound Care and Surgical & Sports Medicine products.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Research and development	$5,410	$3,371	$2,039	60%

Research and development as a percentage of net revenue	9%	6%

Research and development expenses increased by $2.0 million, or 60%, to $5.4 million in the three months ended March 31, 2020 from $3.4 million in the three months ended March 31, 2019. The increase in research and development expenses is primarily due to an increase in process development costs associated with a new contract manufacturer, increased headcount associated with our existing Advanced World Care and Surgical & Sports Medicine products, an increase in product costs associated with our pipeline products not yet commercialized and an increase in costs to move products through the regulatory pathway (e.g., seek BLA approval).

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$52,613	$48,893	$3,720	8%

Selling, general and administrative as a percentage of net revenue	85%	86%

Selling, general and administrative expenses increased by $3.7 million, or 8%, to $52.6 million in the three months ended March 31, 2020 from $48.9 million in the three months ended March 31, 2019. The increase in selling, general and administrative expenses is due to an increase of $2.4 million related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, an increase of $2.1 million in royalties, of which $2.0 million was the cancellation fee for certain product development and consulting agreements, and an increase of $0.3 million in credit card processing fees due to increased collection. These increases were partially offset by a decrease of amortization of $0.7 million associated with intangible assets amortized using the economic benefits method and a decrease of $0.4 million in legal, consulting fees and other costs associated with the ongoing operations of our business.

Other Expense, net

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Interest expense, net	$(2,510)	$(1,778)	$(732)	41%
Loss on the extinguishment of debt	$—	$(1,862)	$1,862	* *
Gain on settlement of deferred acquisition consideration	1,295	—	1,295	* *
Other income, net	21	132	(111)	(84%)

Total other expense, net	$(1,194)	$(3,508)	$2,314	(66%)

**	not meaningful

Other expense, net, decreased by $2.3 million, or 66%, to $1.2 million in the three months ended March 31, 2020 from $3.5 million in the three months ended March 31, 2019. Interest expense, net, increased by $0.7 million or 41% primarily due to the increased borrowings under the 2019 Credit Agreement. The loss on the extinguishment of debt of $1.9 million for the three months ended March 31, 2019 reflects the write-off of unamortized debt discount upon repayment of the Master Lease Agreement as well as early payment penalties. The gain on settlement of deferred acquisition consideration of $1.3 million for the three months ended March 31, 2020 is related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical.

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of March 31, 2020, we had $46.9 million in cash, $56.6 million in working capital, and $2.6 million available under the Revolving Facility of our 2019 Credit Agreement. We expect that our cash on hand as of March 31, 2020, plus availability under our 2019 Credit Agreement, and cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report. We are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact our commercial prospects, cash position and access to capital in fiscal 2020. We will continue to assess our cash and other sources of liquidity and, if circumstances warrant, we will make appropriate adjustments to our operating plan. Please see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

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

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute on our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness under our 2019 Credit Facility, additional equity or debt financings or a combination of these potential sources of funds. There can be no assurance that we will be able to obtain additional funds on terms acceptable to us, on a timely basis or at all, particularly in light of the adverse impacts of the COVID-19 pandemic on the capital markets. Our ability to borrow under the 2019 Credit Facility is subject to compliance with certain financial covenants that include maintaining Minimum Trailing Twelve Month Consolidated Revenue and Non-PuraPly revenue. If we are not able to comply with these covenants, due to the impacts of COVID-19 or otherwise, we will be unable to borrow under the Revolving Facility without obtaining an amendment from our lenders. There can be no assurance that our lenders would agree to any such amendment on acceptable terms, or at all. The failure of us to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(17,283)	$(9,558)
Net cash used in investing activities	(4,243)	(317)
Net cash provided by financing activities	8,230	19,133

Net change in cash and restricted cash	$(13,296)	$9,258

Operating Activities

During the three months ended March 31, 2020, net cash used in operating activities was $17.3 million, resulting from our net loss of $16.3 million and net cash used in connection with changes in our operating assets and liabilities of $3.4 million, partially offset by non-cash charges of $2.4 million. Net cash used in changes in our operating assets and liabilities included an increase in inventory of $4.3 million, an increase in prepaid expenses and other current assets of $2.1 million, a decrease in accounts payable of $1.9 million, and a decrease in accrued expenses and other liabilities of $1.4 million, all of which were partially offset by a decrease in accounts receivable of $6.3 million.

During the three months ended March 31, 2019, net cash used in operating activities was $9.6 million, resulting from our net loss of $15.7 million and offset by net cash provided in connection with changes in our operating assets and liabilities of $1.2 million and non-cash charges of $4.9 million. Net cash provided by changes in our operating assets and liabilities included an increase in accounts payable and accrued expenses of $5.1 million and a decrease in accounts receivable of $2.5 million, all of which were offset by an increase in inventory of $5.1 million, an increase in prepaid expenses and other current assets of $1.0 million and a decrease in other liabilities of $0.3 million.

Investing Activities

During the three months ended March 31, 2020, we used $4.2 million of cash in investing activities solely consisting of capital expenditures.

During the three months ended March 31, 2019, we used $0.3 million of cash in investing activities solely consisting of capital expenditures.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $8.2 million. This consisted primarily of $10.0 million in proceeds from the Term Loan under the 2019 Credit Agreement, and $0.8 million in proceeds from the exercise of common stock options. The net cash provided by financing activities was partially offset by the payment of capital lease obligations of $0.5 million and the payment of $2.0 million related to the deferred acquisition consideration.

During the three months ended March 31, 2019, net cash provided by financing activities was $19.1 million that consisted primarily of $40.0 in proceeds from the Term Loan under the 2019 Credit Agreement and $4.5 million in proceeds from the Revolving Facility under this agreement. The net cash provided by financing activities was partially offset by the payment of the put option on redeemable common stock of $6.8 million, repayment of Master Lease Agreement of $17.6 million, the payment of capital lease obligations of $0.2 million, and the payment of $0.8 million of debt issuance costs related to the 2019 Credit Agreement.

Indebtedness

2019 Credit Agreement

On March 14, 2019, we and our subsidiaries entered into a credit agreement with SVB and several other lenders, which we refer to as the 2019 Credit Agreement. The 2019 Credit Agreement, as amended, provides for a revolving credit facility (the “Revolving Facility”) of up to the lesser of $40.0 million and the amount determined by the Borrowing Base. Additionally, we entered into a $60.0 million term loan (the “Term Loan Facility”) structured in three tranches. The first tranche of $40.0 million was made available to us and fully funded on March 14, 2019; (ii) the second tranche of $10.0 million was made available to us in September 2019 upon our demonstrated compliance with the financial covenants in the 2019 Credit Agreement and our achievement of trailing twelve month Consolidated Revenue of not less than $221.3 million and a trailing three month EBITDA loss not in excess of $5.0 million; and (iii) the third tranche of $10.0 million was made available to us and fully funded in March 2020 upon our demonstrated compliance with the financial covenants in the 2019 Credit Agreement through December 31, 2019 and our achievement of trailing twelve month Consolidated Revenue not less than $231.5 million.

We are required to comply with certain covenants and restrictions under the 2019 Credit Agreement. If we fail to comply with these requirements, the lenders will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under either or both of the Revolving Facility or the Term Loan Facility. We are also required to achieve certain financial covenants, including Minimum Trailing Twelve Month Consolidated Revenue and Non-PuraPly Revenue, tested quarterly. The Minimum Trailing Twelve Month Consolidated Revenue thresholds for the year ending December 31, 2020 were agreed to and the covenant requiring Trailing Twelve Month Non-PuraPly Revenue beginning with the quarter ending September 30, 2020 was added in connection with the third amendment to the 2019 Credit Agreement entered into on March 26, 2020. The Minimum Trailing Twelve Month Consolidated Revenue (as defined in the 2019 Credit Agreement) requirements for the year ending December 31, 2020 are set at the following levels: $235 million for the trailing twelve months ending March 31, 2020; $253 million for the trailing twelve months ending June 30, 2020; $260 million for the trailing twelve months ending September 30, 2020; and $262 million for the trailing twelve months ending December 31, 2020. The Trailing Twelve Month Non-PuraPly Revenue (as defined in the 2019 Credit Agreement) requirements are set at the following levels: $136.5 million for the trailing twelve months ending September 30, 2020; and $145.0 million for the trailing twelve months ending December 31, 2020. The minimum revenue covenant levels for 2021 are to be agreed with the lenders no later than March 31, 2021. We are also required to maintain Minimum Liquidity equal to the greater of (i) 6 months Monthly Burn and (ii) $10.0 million.

As of March 31, 2020, we were in compliance with the financial covenants under the 2019 Credit Agreement and we had outstanding borrowings under the Revolving Facility and Term Loan Facility of the 2019 Credit Agreement of $33.5 million and $60.0 million, respectively.

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

Master Lease Agreement

In April 2017, we entered into the Master Lease Agreement (the “ML Agreement”) with Eastward Fund Management LLC. In March 2019, upon entering into the 2019 Credit Agreement, we paid an aggregate amount of $17.6 million due under the ML Agreement with proceeds from the 2019 Credit Agreement, and the ML Agreement was terminated. Upon termination of the ML Agreement, we recognized $1.9 million as loss on the extinguishment of the loan.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as of March 31, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and the disclosure at the date of the financial statements, as well as revenue and expenses recorded during the reporting periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, especially given the risks and uncertainties related to COVID-19, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition. See also our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for information about these accounting policies as well as a description of our other significant accounting policies.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued standards as disclosed in Note “2. Summary of Significant Accounting Policies” to our consolidated financial statements included in this Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K , the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Material Weaknesses on Internal Control over Financial Reporting

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, we identified the following material weakness that existed as of December 31, 2019 and continued to exist at March 31, 2020. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Because of the deficiencies noted above, in consultation with management, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of both December 31, 2019 and March 31, 2020, based on the criteria in Internal Control—Integrated Framework (2013) issued by COSO.

Plans for Remediation of Material Weakness

Management is currently taking actions to remediate the deficiencies in its internal controls over financial reporting and is implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. Although the Company has made significant progress in remediating the aforementioned deficiencies, management did not perform sufficient control testing to conclude that the material weakness was remediated and therefore some of the control deficiencies continued to exist as of March 31, 2020. Management is committed to remediating the material weakness described above and commenced remediation efforts during 2018 that continued in 2020. Management’s internal control remediation efforts include the following:

•

We began the implementation of a new company-wide enterprise resource planning system to provide additional systematic controls and segregation of duties for our accounting processes. We anticipate that the enterprise resource planning system will go live during the second half of 2020.

•

We have designed more effective controls throughout 2019 which continued into 2020 that should remediate these deficiencies once they have been implemented and have had sufficient time for them to operate effectively.

•	We formalized, and provided training on, certain policies, including a procurement and contract management policy.

•	We engaged an outside firm to assist management with:

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

In addition to implementing and refining the above activities, we engaged in additional activities in 2020, including engaging the same outside firm to assist management with:

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

Changes in Internal Control Over Financial Reporting

Other than in connection with executing upon the implementation of the remediation plan outlined above, there were no changes in our internal control over financial reporting during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the three months ended March 31, 2020. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, and all other information contained in or incorporated by reference in this

Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

We are dependent on the proper functioning of our and third-party manufacturing facilities, our supply chain and our sales force, all of which could be negatively impacted by the global COVID-19 pandemic in a manner that could materially adversely affect our business, financial condition or results of operations.

Our ability to manufacture products may be materially adversely impacted by the coronavirus.

COVID-19 is impacting worldwide economic activity. Estimates for economic growth have been reduced and may have a corresponding effect on our sales activity. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 180 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. We, like many employers in the United States, are requiring (with limited exceptions) employees to work from home or not come into their offices or facilities. We manufacture our non-amniotic products and use third-party manufacturers for our amniotic products and we use third-party raw material suppliers to support our internal manufacturing processes. Our manufacturing facilities remain operational as “essential” services under applicable regulatory orders. If our manufacturing capabilities or the manufacturing capabilities of our suppliers are impacted as a result of COVID-19, it may not be possible for us to timely manufacture relevant products at required levels or at all. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, remote work may disrupt our operations or increase the risk of a cybersecurity incident.

We also may be unable to obtain the raw materials necessary to support our internal manufacturing processes due to the additional constraints on suppliers created by COVID-19. Any delays in the delivery of these raw materials and delay manufacturing of our products may result in the cancellation of orders for our products.

In addition, the manufacture of our products is dependent on the availability of sufficient quantities of source tissue, which is the primary component of our products. Source tissue includes donated human tissue, porcine tissue and bovine tissue. We acquire donated human tissue directly through institutional review board approved protocols at multiple hospitals, as well as through tissue procurement firms engaged by us or by our contract manufacturers. Any failure to obtain tissue from our sources, including any failures related to COVID-19, will interfere with our ability to effectively meet demand for our products. Any interruption in the supply of source tissue could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

Our sales may be materially adversely impacted by the coronavirus.

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

Our direct sales force functions by meeting in person with physicians and health care providers to discuss our products. COVID-19 may negatively affect demand for our products by limiting the ability of our sales personnel to maintain their customary contacts with physicians and health care providers. We may also find that the independent agencies that we use will have to prioritize their workload and may be forced to slow their activities as a result of COVID-19. As a result, we cannot assure you that our direct sales representatives or independent agencies will increase or maintain our current sales levels, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. The support for our sales force may also be impacted, thereby reducing the effectiveness of our sales force.

We may also experience significant and unpredictable reductions in demand for certain of our products if patients are unable to access certain advanced therapies due to stay-at-home orders or providers prioritizing resources to address the COVID-19 pandemic.

The impact of the coronavirus on economic activity, and its effect on our manufacturing facilities, supply chain and sales force is uncertain at this time and could have a material adverse effect on our results, especially to the extent theses effects persist or exacerbate over an extended period of time.

Our ability to borrow under our credit agreement and raise capital may be materially adversely impacted by COVID-19.

We have funded our operations and capital spending, in part, through third party debt and proceeds from the sale of our Class A common stock. Our ability to borrow funds under the Revolving Facility included in our 2019 Credit Agreement is subject to our compliance with certain financial covenants that include maintaining Minimum Trailing Twelve Month Consolidated Revenue and Non-PuraPly Revenue, tested quarterly. If we are unable to meet these financial covenants due to the economic impact of COVID-19 or otherwise, it could negatively impact our ability to finance our operations. In addition, any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital from the offering of equity or debt securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Description

3.1	Certificate of Incorporation of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

3.2	Bylaws of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

10.1	Second Amendment to Credit Agreement entered into on February 14, 2020 and dated and effective as of February 13, 2020 among Organogenesis Holdings Inc., Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as the Issuing Lender and Swingline Lender, Silicon Valley Bank, as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on February 19, 2020)

10.2	Third Amendment to Credit Agreement dated March 26, 2020 among Organogenesis Holdings Inc., Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as the Issuing Lender and Swingline Lender, Silicon Valley Bank, as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 30, 2020)

10.3*	Separation Letter Agreement, dated March 13, 2020, between Organogenesis Holdings Inc. and Howard P. Walthall, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 16, 2020)

10.4*†	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document XBRL

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2020	Organogenesis Holdings Inc.

(Registrant)

/s/ Timothy M. Cunningham
Timothy M. Cunningham
Chief Financial Officer

(Principal Financial and Accounting Officer)