Form 10-Q
period 2020-06-30
Organogenesis Holdings Inc.
filed 2020-08-10
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Securities registered pursuant to Section 12(b) of the Act.

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

As of August 1, 2020, the registrant had a total of 105,417,168 shares of its Class A common stock, $0.0001 par value per share, outstanding.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2020

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$40,455	$60,174
Restricted cash	299	196
Accounts receivable, net	44,024	39,359
Inventory	28,562	22,918
Prepaid expenses and other current assets	4,366	2,953

Total current assets	117,706	125,600

Property and equipment, net	53,033	47,184
Notes receivable from related parties	302	556
Intangible assets, net	19,164	20,797
Goodwill	25,539	25,539
Deferred tax asset	15	127
Other assets	728	884

Total assets	$216,487	$220,687

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred acquisition consideration	$1,432	$5,000
Current portion of term loan	6,667	—
Current portion of capital lease obligations	3,327	3,057
Accounts payable	29,944	28,387
Accrued expenses and other current liabilities	24,688	23,450
Total current liabilities	66,058	59,894
Line of credit	39,353	33,484
Term loan, net of current portion	52,954	49,634
Deferred rent	1,097	1,012
Capital lease obligations, net of current portion	13,011	14,431
Other liabilities	8,264	6,649

Total liabilities	180,737	165,104

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized; 106,145,716 and 105,599,434 shares issued; 105,417,168 and 104,870,886 shares outstanding at June 30, 2020 and December 31, 2019, respectively.	11	10
Additional paid-in capital	228,225	226,580
Accumulated deficit	(192,486)	(171,007)
Total stockholders’ equity	35,750	55,583

Total liabilities and stockholders’ equity	$216,487	$220,687

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$68,960	$64,948	$130,692	$122,071
Cost of goods sold	20,042	19,446	38,835	36,426
Gross profit	48,918	45,502	91,857	85,645
Operating expenses:
Selling, general and administrative	46,502	48,957	99,115	97,850
Research and development	4,668	3,864	10,078	7,235

Total operating expenses	51,170	52,821	109,193	105,085

Loss from operations	(2,252)	(7,319)	(17,336)	(19,440)
Other expense, net:
Interest expense, net	(2,912)	(2,187)	(5,422)	(3,965)
Loss on the extinguishment of debt	—	—	—	(1,862)
Gain on settlement of deferred acquisition consideration	—	—	1,295	—
Other income (expense), net	25	(120)	46	12

Total other expense, net	(2,887)	(2,307)	(4,081)	(5,815)

Net loss before income taxes	(5,139)	(9,626)	(21,417)	(25,255)
Income tax expense	(27)	(23)	(62)	(60)

Net loss	$(5,166)	$(9,649)	$(21,479)	$(25,315)

Net loss per share —basic and diluted	$(0.05)	$(0.11)	$(0.21)	$(0.28)

Weighted-average common shares outstanding—basic and diluted	104,714,725	90,647,352	104,600,825	90,625,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share data)

	Three and Six Months Ended June 30, 2020
	Redeemable				Additional		Total Organogenesis
	Common Stock		Common Stock		Paid-in	Accumulated	Holdings Inc.
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of March 31, 2020	—	$—	105,360,015	$11	$227,604	$(187,320)	$40,295
Exercise of stock options	—	—	57,153	—	152	—	152
Stock-based compensation expense	—	—	—	—	469	—	469
Net loss	—	—	—	—	—	(5,166)	(5,166)

Balance as of June 30, 2020	—	$—	105,417,168	$11	$228,225	$(192,486)	$35,750

Balance as of December 31, 2019	—	$—	104,870,886	$10	$226,580	$(171,007)	$55,583
Exercise of stock options	—	—	546,282	1	967	—	968
Stock-based compensation expense	—	—	—	—	678	—	678
Net loss	—	—	—	—	—	(21,479)	(21,479)

Balance as of June 30, 2020	—	$—	105,417,168	$11	$228,225	$(192,486)	$35,750

	Three and Six Months Ended June 30, 2019
	Redeemable				Additional		Total Organogenesis
	Common Stock		Common Stock		Paid-in	Accumulated	Holdings Inc.
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of March 31, 2019	—	$—	91,316,039	$9	$178,124	$(145,574)	$32,559
Exercise of stock options	—	—	26,683	—	54	—	54
Stock-based compensation expense	—	—	—	—	234	—	234
Net loss	—	—	—	—	—	(9,649)	(9,649)

Balance as of June 30, 2019	—	$—	91,342,722	$9	$178,412	$(155,223)	$23,198

Balance as of December 31, 2018	728,548	$—	91,261,413	$9	$177,272	$(130,240)	$47,041
Adoption of ASC 606	—	—	—	—	—	332	332
Exercise of common stock warrants	—	—	54,626	—	628	—	628
Exercise of stock options	—	—	26,683	—	54	—	54
Stock-based compensation expense	—	—	—	—	458	—	458
Redemption of redeemable common stock placed into treasury	(728,548)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(25,315)	(25,315)

Balance as of June 30, 2019	—	$—	91,342,722	$9	$178,412	$(155,223)	$23,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,479)	$(25,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,793	1,761
Amortization of intangible assets	1,633	2,997
Non-cash interest expense	103	154
Deferred interest expense	1,022	536
Deferred rent expense	64	326
Gain on settlement of deferred acquisition consideration	(1,295)	—
Provision recorded for sales returns and doubtful accounts	970	27
Loss on disposal of property and equipment	201	—
Adjustment for excess and obsolete inventories	1,709	523
Stock-based compensation	678	458
Loss on extinguishment of debt	—	1,862
Changes in operating assets and liabilities:
Accounts receivable	(5,727)	723
Inventory	(7,353)	(6,087)
Prepaid expenses and other current assets	(1,302)	(785)
Accounts payable	235	1,473
Accrued expenses and other current liabilities	1,266	122
Other liabilities	864	(449)

Net cash used in operating activities	(26,618)	(21,674)
Cash flows from investing activities:
Purchases of property and equipment	(6,411)	(1,251)
Proceeds from the repayment of notes receivable from related parties	293	—
Acquisition of intangible asset	—	(250)
Net cash used in investing activities	(6,118)	(1,501)
Cash flows from financing activities:
Line of credit borrowings	5,869	7,000
Proceeds from term loan	10,000	40,000
Repayment of notes payable	—	(17,585)
Proceeds from the exercise of stock options	968	54
Proceeds from the exercise of common stock warrants	—	628
Redemption of redeemable common stock placed into treasury	—	(6,762)
Principal repayments of capital lease obligations	(1,149)	(557)
Payment of deferred acquisition consideration	(2,568)	—
Payment of debt issuance costs	—	(849)

Net cash provided by financing activities	13,120	21,929
Change in cash and restricted cash	(19,616)	(1,246)
Cash and restricted cash, beginning of period	60,370	21,405

Cash and restricted cash, end of period	$40,754	$20,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,626	$3,890
Cash paid for income taxes	$—	$67
Supplemental disclosure of non-cash investing and financing activities:
Debt issuance costs included in accounts payable	$—	$75
Purchases of property and equipment included in accounts payable and accrued expenses	$4,692	$1,638
Amounts due related to acquisition of intangible assets included in accrued expenses and other liabilities	$—	$500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2020

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

COVID-19 pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, continues to present significant risks to the Company. While the COVID-19 pandemic has not materially adversely affected the Company’s financial results and business operations through the second quarter ended June 30, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic. The public health actions being undertaken to reduce the spread of the virus, and that may have to be undertaken again in the event of a resurgence of the virus, may create significant disruptions to the Company with respect to: (i) the demand for its products, (ii) the ability of its sales representatives to reach healthcare customers, (iii) its ability to maintain staffing levels to support its operations, (iv) its ability to continue to manufacture certain of its products, (v) the reliability of its supply chain and (vi) its ability to achieve the financial covenants required under the 2019 Credit Agreement (see Note “9. Long-Term Debt Obligations”). The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

The Company is closely monitoring the evolving impact of the pandemic on all aspects of its business. The Company has implemented a number of measures designed to protect the health and safety of its employees, support its customers and promote business continuity. The Company is also actively reviewing and implementing cost-saving measures including discontinuing or delaying all non-essential services and programs and instituting controls on travel, events, marketing and clinical studies to adapt the financial business plan for the evolving COVID-19 challenges.

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

Liquidity and Financial Conditions

In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company has suffered recurring losses from operations since its inception and has funded its operations primarily with cash flow from product sales and proceeds from loans from affiliates and entities controlled by its affiliates, sales of its common stock and third-party debt. As of June 30, 2020, the Company had an accumulated deficit of $192,486 and working capital of $51,648. During the six months ended June 30, 2020, the Company incurred net losses of $21,479 and used $26,618 of cash in operations. The Company expects to continue to generate operating losses for the foreseeable future as the Company expends resources to grow the organization to support the planned expansion of the business. The Company expects that its cash of $40,455 and working capital of $51,648 as of June 30, 2020, plus net cash flows from product sales, will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report. The Company is closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact its commercial prospects, projected cash position and access to capital in 2020. The Company will continue to assess its cash position and, if circumstances warrant, make appropriate adjustments to its operating plan.

The Company expects to continue investing in product development, sales and marketing, and customer support for its products. The Company may seek to raise additional funding through public and/or private equity financings, debt financings, or other strategic transactions. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, on a timely basis or at all, particularly in light of the adverse impacts of the COVID-19 pandemic on the capital markets. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company’s current borrowings under the 2019 Credit Agreement are subject to compliance with certain financial covenants that include maintaining Minimum Trailing Twelve Month Consolidated Revenue and Non-PuraPly Revenue. If the Company is not able to comply with these covenants, due to the impacts of COVID-19 or otherwise, the borrowings under the 2019 Credit Agreement may become due and payable immediately unless the Company obtains an amendment from its lenders. There can be no assurance that the Company’s lenders would agree to any such amendment on acceptable terms, or at all.

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

The unaudited consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc. and its wholly-owned or controlled subsidiaries of Organogenesis Inc., including Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future years or periods.

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

3. Product and Geographic Sales

The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s products to customers based on specific payment and shipping terms in the arrangement. The entire transaction price reflects a single performance obligation. Product revenue is recognized when a customer obtains control of the Company’s products which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts and Group Purchasing Organization (“GPO”) rebates, which represent a direct reduction to the revenue recognized. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances. For the three months ended June 30, 2020 and 2019, the Company recorded GPO fees of $837 and $731, respectively, as a direct reduction of revenue. For the six months ended June 30, 2020 and 2019, the Company recorded GPO fees of $1,797 and $1,111, respectively, as a direct reduction of revenue.

The following tables set forth revenue by product category:

	Three Months Ended June 30,
	2020	2019
Advanced Wound Care	$59,731	$55,211
Surgical & Sports Medicine	9,229	9,737

Total net revenue	$68,960	$64,948

	Six Months Ended June 30,
	2020	2019
Advanced Wound Care	$111,019	$103,055
Surgical & Sports Medicine	19,673	19,016

Total net revenue	$130,692	$122,071

For the three months ended June 30, 2020 and 2019, net PuraPly revenue totaled $28,519 and $29,691, respectively. For the six months ended June 30, 2020 and 2019, net PuraPly revenue totaled $61,024 and $55,138, respectively. For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.

4. Accounts Receivable, Net

Accounts receivable consisted of the following:

	June 30,	December 31,
	2020	2019
Accounts receivable	$47,952	$42,408
Less — allowance for sales returns and doubtful accounts	(3,928)	(3,049)

	$44,024	$39,359

The Company’s allowance for sales returns and doubtful accounts was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$3,204	$3,292	$3,049	$3,420
Additions (reductions)	753	103	970	27
Write-offs	(29)	(374)	(91)	(426)

Balance at end of period	$3,928	$3,021	$3,928	$3,021

5. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	June 30,	December 31,
	2020	2019
Raw materials	$9,591	$9,178
Work in process	1,559	781
Finished goods	17,412	12,959

	$28,562	$22,918

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three months ended June 30, 2020 and 2019, the Company charged $940 and $265, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations. During the six months ended June 30, 2020 and 2019, the Company charged $1,709 and $523, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations.

6. Property and Equipment, Net

Property and equipment consisted of the following:

	June 30,	December 31,
	2020	2019
Leasehold improvements	$38,807	$36,344
Furniture, computers and equipment	47,352	46,430

	86,159	82,774
Accumulated depreciation and amortization	(67,604)	(65,812)
Construction in progress	34,478	30,222

	$53,033	$47,184

Depreciation expense was $891 and $859 for the three months ended June 30, 2020 and 2019. Depreciation expense was $1,793 and $1,761 for the six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, the Company had $21,689 of buildings under capital leases recorded within leasehold improvements. As of June 30, 2020 and December 31, 2019, the Company had $14,376 and $13,777 recorded within accumulated depreciation and amortization related to buildings under capital leases, respectively. Construction in progress primarily represents unfinished construction work on a building under a capital lease and, more recently, improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts.

7. Goodwill and Intangible Assets

Goodwill was $25,539 as of June 30, 2020 and December 31, 2019. There were no impairments recorded against goodwill during the three and six months ended June 30, 2020 and 2019.

In April 2019, the Company purchased $750 of intangibles related to patent and know-how which were recorded within the developed technology category. The Company paid $250 at the time of the transaction. The remaining $500 is being paid over two years after the transaction closed and is recorded in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets. Identifiable intangible assets consisted of the following as of June 30, 2020:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$30,570	$(12,748)	$17,822
Trade names and trademarks	2,000	(766)	1,234
Non-compete agreements	260	(152)	108

Total	$32,830	$(13,666)	$19,164

Identifiable intangible assets consisted of the following as of December 31, 2019:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$30,570	$(11,266)	$19,304
Trade names and trademarks	2,000	(650)	1,350
Non-compete agreements	260	(117)	143

Total	$32,830	$(12,033)	$20,797

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, was $816 and $1,499 for the three months ended June 30, 2020 and 2019, respectively and $1,633 and $2,997 for the six months ended June 30, 2020 and 2019, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued personnel costs	$19,062	$17,640
Other	5,626	5,810

	$24,688	$23,450

9. Long-Term Debt Obligations

Long-term debt obligations consisted of the following:

	June 30,	December 31,
	2020	2019
Line of credit	$39,353	$33,484

Term loan	60,000	50,000
Less debt discount and debt issuance cost	(379)	(366)
Less current maturities	(6,667)	—

Term loan, net of debt discount, debt issuance cost and current maturities	$52,954	$49,634

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

The Term Loan Facility is structured in three tranches, as follows: (i) the first tranche of $40,000 was made available to the Company and fully funded on March 14, 2019; (ii) the second tranche of $10,000 was made available to the Company and fully funded in September 2019 upon achievement of certain financial metrics; and (iii) the third tranche of $10,000 was made available to the Company and fully funded in March 2020 upon achievement of a certain financial metric. The interest rate for the Term Loan Facility is a floating per annum interest rate equal to the greater of 3.75% above the Wall Street Journal Prime Rate and 9.25%. The interest rate as of June 30, 2020 was 9.25%. The 2019 Credit Agreement requires the Company to make monthly interest-only payments on outstanding balances under the Term Loan Facility through February 2021. Thereafter, each term loan advance will be repaid in thirty-six equal monthly installments of principal, plus accrued interest, with the Term Loan Facility maturing on March 1, 2024 (the “Term Loan Maturity Date”).

The Company’s final payment on the Term Loan Facility, due on the Term Loan Maturity Date, will include all outstanding principal and accrued and unpaid interest under the Term Loan Facility, plus a final payment (the “Final Payment”) equal to the original aggregate principal amount of the Term Loan Facility multiplied by 6.5%. The Company may prepay the Term Loan Facility, subject to paying the Prepayment Premium (described below) and the Final Payment. The Prepayment Premium is equal to 2.50% of the outstanding principal amount of the Term Loan Facility if the prepayment occurs after the one year anniversary and prior to the second anniversary of the closing, and 1.50% of the outstanding principal amount of the Term Loan Facility if the prepayment occurs after the two year anniversary but prior to the three year anniversary of the closing, and 0.50% thereafter. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.

The Revolving Facility is equal to the lesser of $40,000 and the amount determined by the Borrowing Base, which is defined as a percentage of the Company’s book value of qualifying finished goods inventory and eligible accounts receivable. The interest rate for advances under the Revolving Facility is a floating per annum interest rate equal to the greater of the Wall Street Journal Prime Rate and 5.50%. The interest rate as of June 30, 2020 was 5.50%. If the actual outstanding advances are less than 25% of the then-available Revolving Commitments, the Company must pay monthly interest equal to the interest that would have accrued if the average outstanding advances had been 25% of the then-available Revolving Commitments. The Company is also required to pay an unused line fee equal to 0.25% per annum, calculated based on the difference of $40,000 minus the greater of (i) the average balance outstanding under the Revolving Facility for such period and (ii) 25% of the then-available Revolving Commitments. The maturity date for advances made under the Revolving Facility is March 1, 2024.

The Company may elect to reduce or terminate the Revolving Facility in its entirety at any time by repaying all outstanding principal, unpaid accrued interest and a reduction or termination fee equal to 3.00% of the aggregate Revolving Commitments so reduced or terminated if the reduction or termination occurs after the one year anniversary and prior to the second anniversary of the closing, and 2.00% of the aggregate Revolving Commitments so reduced or terminated if the reduction or termination occurs after the two year anniversary but prior to the three year anniversary of the closing, and $0 thereafter.

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

As of June 30, 2020, the Company was in compliance with the financial covenants under the 2019 Credit Agreement.

As of June 30, 2020, the Company had outstanding borrowings of $60,000 under the Term Loan Facility and $39,353 under the Revolving Facility with $0 available for future revolving borrowings. The Company accrues for the Final Payment of $3,900 over the term of the Term Loan Facility through a charge to the interest expense. The related liability of $1,225 and $681 as of June 30, 2020 and December 31, 2019, respectively, was included in other liabilities in the consolidated balance sheets. The Company incurred costs of $554 in connection with the Term Loan Facility, which are recorded as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheet. In connection with the Revolving Facility, the Company incurred costs of $370, which are recorded as other assets. Both of these costs are being amortized to interest expense through March 1, 2024.

Future payments of the 2019 Credit Agreement, as of June 30, 2020, are as follows for the calendar years ending December 31:

2020	$—
2021	16,667
2022	20,000
2023	20,000
2024	42,686

Total	$99,353

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

10. Stockholders’ Equity

Common Stock

As of June 30, 2020, the Company was authorized to issue 400,000,000 shares of $0.0001 par value Class A common stock and 1,000,000 shares of $0.0001 par value preferred stock. 106,145,716 shares of Class A common stock were issued as of June 30, 2020, which included 728,548 shares of treasury stock. These treasury shares were initially issued in connection with the acquisition of Nutech Medical, Inc. (“NuTech Medical”) in 2017 and included a put right. The holders of the shares exercised the right to put the shares back to the Company at an agreed-upon exercise price of $9.28 per share on March 24, 2019.

As of June 30, 2020 and December 31, 2019, the Company reserved the following shares of Class A common stock for future issuance:

	June 30,	December 31,
	2020	2019
Shares reserved for issuance for outstanding options	7,161,316	6,503,646
Shares reserved for issuance for outstanding restricted stock units	858,095	—
Shares reserved for issuance for future grants	6,612,178	9,008,996

Total shares of authorized common stock reserved for future issuance	14,631,589	15,512,642

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

As of June 30, 2020, a total of 9,198,996 shares of Class A common stock have been authorized to be issued under the 2018 Plan (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company).

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

Stock-based compensation expense was $469 and $234 for the three months ended June 30, 2020 and 2019, respectively, and was $678 and $458 for the six months ended June 30, 2020 and 2019, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative on the consolidated statements of operations.

Restricted Stock Units

In the six months ended June 30, 2020, the Company granted 873,595 time-based restricted stock units to its employees, executives and the Board of Directors. Each restricted stock unit represents the contingent right to receive one share of the Company’s common stock. A majority of the restricted stock units will vest in four equal annual installments in 2021, 2022, 2023 and 2024. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	—	$—
Granted	873,595	3.81
Vested	—	—
Canceled/Forfeited	(15,500)	4.04

Unvested at June 30, 2020	858,095	$3.81

As of June 30, 2020, total unrecognized compensation cost related to unvested restricted stock units expected to vest was $2,245 and the weighted average remaining recognition period for unvested awards was 3.42 years.

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2019:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2019	7,179,636	$1.98	5.06	$20,799
Granted	1,538,723	4.04
Exercised	(546,282)	1.77		1,552
Canceled / forfeited	(334,771)	3.48

Outstanding as of June 30, 2020	7,837,306	2.34	5.90	12,933

Options exercisable as of June 30, 2020	5,492,502	1.59	4.44	12,694

Options vested or expected to vest as of June 30, 2020	7,326,832	$2.21	5.65	$12,904

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The total fair value of options vested during the six months ended June 30, 2020 and 2019 was $209 and $344, respectively.

As of June 30, 2020, the total unrecognized stock compensation expense related to unvested stock options expected to vest was $2,047 and was expected to be recognized over a weighted-average period of 2.94 years.

As of June 30, 2020, there were partial recourse notes outstanding totaling $635. These notes were taken by a former executive to exercise his stock options between 2011 and 2013 (see Note “14. Related Parties Transactions”) and the notes are secured with the 675,990 shares held by the former executive. As the loans are still outstanding, the options are not considered exercised and are included within the options outstanding. Accordingly, the 675,990 shares are not considered outstanding for accounting purposes and the additional paid-in capital associated with these shares were deducted from equity in prior periods.

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

	Six Months Ended June 30,
	2020	2019
Options to purchase common stock	7,837,306	7,328,352
Restricted stock units	858,095	—
Warrants to purchase common stock	—	17,678,074

	8,695,401	25,006,426

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

As of June 30, 2020 and December 31, 2019, the Company owed an aggregate of $10,336 of accrued but unpaid lease obligations, which are subordinated to the 2019 Credit Agreement and will not be paid until the debt under the 2019 Credit Agreement is paid off in 2024 even though the capital leases expire in December 2022. The accrued but unpaid lease obligations include rent in arrears and unpaid operating and common area maintenance costs under the aforementioned leases. The principal portion of rent in arrears on the capital leases totaled $6,631 and $6,321 as of June 30, 2020 and December 31, 2019, respectively, and is included in the long-term portion of capital lease obligations. The interest portion of rent in arrears totaled $3,208 and $3,512 as of June 30, 2020 and December 31, 2019, respectively, and is included in other liabilities on the consolidated balance sheets. The unpaid operating and common area maintenance costs totaled $497 and $503 as of June 30, 2020 and December 31, 2019, respectively, and are included in other liabilities on the consolidated balance sheets.

Effective April 1, 2019, the Company agreed to accrue interest on the accrued but unpaid lease obligations at an interest rate equal to the rate charged in the 2019 Credit Agreement (see Note “9. Long-Term Debt Obligations”). The accrued interest is also subordinated to the 2019 Credit Agreement and, as such, is included in other liabilities on the consolidated balance sheet. Interest accrual as of June 30, 2020 and December 31, 2019 totaled $1,195 and $717, respectively.

In addition to the capital leases with affiliates discussed above, the Company also has certain insignificant capital leases with non-affiliates. Future obligations under capital leases in the aggregate and for the next five years are as follows:

2020 (remaining 6 months)	$2,396
2021	4,786
2022	4,945
2023	—
2024	9,839

21,966
Less amount representing interest	(5,628)

Present value of minimum lease payments	16,338
Less current maturities	(3,327)

Long-term portion	$13,011

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

Operating lease expenses were $1,837 and $1,603 for the three months ended June 30, 2020 and 2019, respectively and were $3,351 and $2,925 for the six months ended June 30, 2020 and 2019, respectively.

Future minimum lease payments due under noncancelable operating lease agreements as of June 30, 2020 are as follows:

2020 (remaining 6 months)	$2,884
2021	5,627
2022	3,094
2023	2,361
2024	1,224
Thereafter	6,899

$22,089

Royalty Commitments

The Company entered into a license agreement with a university for certain patent rights related to the development, use, and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of June 30, 2020 and December 31, 2019, respectively, and are classified as part of accrued expenses on the Company’s consolidated balance sheets. There was no royalty expense incurred during the three and six months ended June 30, 2020 or 2019 related to this agreement.

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense of $839 and $916 during the three months ended June 30, 2020 and 2019, respectively and $1,819 and $1,704 during the six months ended June 30, 2020 and 2019, respectively, within selling, general and administrative expenses on the consolidated statement of operations.

As part of the NuTech Medical acquisition, the Company inherited certain product development and consulting agreements for ongoing consulting services and royalty payments based on a percentage of net sales on certain products over a period of 15 years from the execution of the agreements. These product development and consulting agreements were cancelled in January 2020 for a total consideration of $1,950 that was paid on February 14, 2020. The $1,950 cancellation fee was recorded within selling, general and administration in the consolidated statement of operations for the six months ended June 30, 2020.

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

The Company accrued $1,109 and $542 as of June 30, 2020 and December 31, 2019, respectively, in relation to certain pending lawsuits.

The purchase price for NuTech Medical acquired in 2017 included $7,500 deferred acquisition consideration of which the Company paid $2,500 in 2017. The amount of the remaining $5,000 of deferred acquisition consideration plus accrued interest owed to the sellers of NuTech Medical was previously in dispute. The Company asserted certain claims for indemnification that would offset in whole or in part its payment obligation and the sellers of NuTech Medical filed a lawsuit alleging breach of contract and seeking specific performance of the alleged payment obligation and attorneys’ fees. In February 2020, the Company entered into a settlement agreement with the sellers of NuTech Medical and settled the dispute for $4,000, of which, $2,000 was paid immediately on February 24, 2020 (the “Settlement Date”) and the remaining $2,000 is paid in four quarterly installments of $500 each with the first quarterly payment due and payable on the date that is 90 days from the Settlement Date. In addition, the Company assumed from the sellers of NuTech Medical the payment responsibilities related to a legacy lawsuit of NuTech Medical. In connection with the settlement, the Company recorded a gain of $1,295 which was included as a component of other expense, net, in the consolidated statement of operations for the six months ended June 30, 2020.

14. Related Party Transactions

Capital lease obligations to affiliates, including unpaid lease obligations, and an operating lease with affiliates are further described in Note “13. Commitments and Contingencies”.

During 2010, the Company’s Board of Directors approved a loan program that permitted the Company to make loans to three executives of the Company (the “Employer Loans”) to (i) provide them with liquidity (“Liquidity Loans”) and (ii) fund the exercise of vested stock options (“Option Loans”). The Employer Loans mature with all principal and accrued interest due on the tenth anniversary of the issuance date of each subject loan, except that in certain circumstances, the Employer Loans may mature earlier. The borrower may prepay all or any portion of his Employer Loan at any time without premium or penalty. Interest on the Employer Loans accrues at various rates ranging from 2.30%—3.86% per annum, compounded annually. The Employer Loans are secured by 1,739,088 and 675,990 shares of the Company’s Class A common stock held by two former executives, respectively. With respect to the Liquidity Loans, the Company has no personal recourse against the borrowers beyond the pledged shares.

As of June 30, 2020 and December 31, 2019, Liquidity Loans to two former executives were outstanding with an aggregate principal balance of $2,350 and Option Loans to one former executive were outstanding with an aggregate principal balance of $635 The principal and part of the interest receivable under the Employer Loans were fully reserved with net interest receivable of $302 and $556 as of June 30, 2020 and December 31, 2019, respectively, included in the notes receivable from related parties balance in the consolidated balance sheets. The decrease in the interest receivable is due to a partial payment in June 2020 by one of the former executives. Interest income related to these notes was $20 and $20 for the three months ended June 30, 2020 and 2019 and $40 and $39 for the six months ended June 30, 2020 and 2019, respectively.

15. Subsequent Events

The Company has evaluated subsequent events through August 10, 2020, the date on which these consolidated financial statements were issued and has determined that there are no such events to report.

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

For the six months ended June 30, 2020, we generated $130.7 million of net revenue and had $21.5 million of net loss compared to $122.1 million of net revenue and $25.3 million of net loss for the six months ended June 30, 2019. We expect to incur operating losses for the foreseeable future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of June 30, 2020, we had an accumulated deficit of $192.5 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our common stock. We operate in one segment of regenerative medicine.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the virus continues to spread throughout the United States and the rest of the world. Various public and private sector measures have been taken and may continue to be taken to reduce its transmission, such as the imposition of social distancing, stay-at-home and shelter-in-place orders, which are having the effect of suspending or severely curtailing operations for most industries and businesses. We are one of many companies providing essential services during this national emergency related to the COVID-19 pandemic. We have implemented a number of measures designed to protect the health and safety of our employees, support our customers and promote business continuity. We have reviewed and implemented cost-saving measures and we will continue to review and implement additional cost-saving measures, as necessary. These measures have included discontinuing or delaying all non-essential services and programs, and instituting controls on travel, events, marketing and clinical studies to adapt our financial business plan for the evolving COVID-19 challenges.

While the COVID-19 pandemic has not materially adversely affected our financial results and business operations through the second quarter ended June 30, 2020, the pandemic may pose significant risks to our business that we are not able to fully evaluate or even to foresee at this time. It is too early to quantify the impact COVID-19 will have on our revenue for the remainder of our fiscal year ending December 31, 2020 or beyond, but the public health actions being undertaken to reduce the spread of the virus may create significant disruptions with respect to: (i) the demand for our products, (ii) the ability of our sales representatives to reach our healthcare customers, (iii) our ability to maintain staffing levels to support our operations, (iv) our ability to continue to manufacture certain of our products, (v) the reliability of our supply chain and (vi) our ability to achieve the financial covenants required under the 2019 Credit Agreement. Accordingly, management continues to evaluate the Company’s liquidity position, communicate with and monitor the actions of our customers and suppliers, and review our near-term financial performance as we manage the Company through this period of uncertainty. Please see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Components of Our Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of June 30, 2020, we had approximately 285 direct sales representatives and approximately 160 independent agencies.

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

Included within our product revenue is our PuraPly product portfolio that consists of PuraPly and PuraPly AM. We launched PuraPly in mid-2015, and introduced PuraPly AM in 2016. In order to encourage the development of innovative medical devices, drugs and biologics, the Center for Medicare & Medicaid Services, or CMS, can grant new products an additional “pass-through payment” in addition to the bundled payment amount for a limited period of no more than three years. Our PuraPly products were granted pass-through status from launch through December 31, 2017, which created an economic incentive for practitioners to use PuraPly over other skin substitutes. As a result, we saw increases in revenue related to our PuraPly portfolio in the reported periods. Beginning January 1, 2018, PuraPly AM and PuraPly transitioned to the bundled payment structure for skin substitutes, which provides for a two-tiered payment system in the hospital outpatient and ASC setting. The two-tiered Medicare payment system bundles payment for our Advanced Wound Care products (and all skin substitutes) into the payment for the procedure for applying the skin substitute, resulting in a single payment to the provider that includes reimbursement for both the procedure and the product itself. As a result of the transition to the bundled payment structure, total Medicare reimbursement for procedures using our PuraPly AM and PuraPly products decreased substantially. This reduction in reimbursement resulted in a substantial decrease in revenue from our PuraPly AM and PuraPly products during the first nine months of 2018 and had a negative effect on our business, results of operations and financial condition. On March 23, 2018, Congress passed, and the President signed into law, the Consolidated Appropriations Act of 2018, or the Act. The Act restored the pass-through status of PuraPly and PuraPly AM effective October 1, 2018. As a result, effective October 1, 2018, Medicare resumed making pass-through payments to hospitals using PuraPly and PuraPly AM in the outpatient hospital setting and in ASCs. PuraPly and PuraPly AM retain pass-through reimbursement status until September 30, 2020. After September 30, 2020, we expect our net revenue from PuraPly and PuraPly AM to decrease as they transition to the bundled payment structure. While we expect our net revenue from Non-PuraPly products will continue to increase, we cannot be certain that any such revenue increase will fully offset the revenue decrease from PuraPly products. We are not able to estimate the extent of the changes in revenue due to the uncertainties related to the impact from the COVID-19 pandemic which could have material adverse effects on our revenue, especially to the extent that the pandemic persists or exacerbates over an extended period of time.

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

Selling, general and administrative expenses

Selling, general and administrative expenses generally include personnel costs for sales, marketing, sales support, customer support, and general and administrative personnel, sales commissions, incentive compensation, insurance, professional fees, depreciation, amortization, bad debt expense, royalties, information systems costs and costs associated with our administrative facilities. We generally expect our selling, general and administrative expenses to continue to increase due to increased investments in market development and the geographic expansion of our sales forces as we drive for continued revenue growth.

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

Loss on the extinguishment of debt—In March 2019, upon entering into the 2019 Credit Agreement, we paid an aggregate amount of $17.6 million associated with the termination of the ML Agreement, including unpaid principal, accrued interest and an early termination penalty. We recognized $1.9 million as loss on the extinguishment of the loan for the six months ended June 30, 2019.

Gain on settlement of deferred acquisition consideration—In February 2020, we settled the dispute on the $5.0 million deferred purchase acquisition consideration with the sellers of NuTech Medical for $4.0 million and assumed from the sellers of NuTech Medical the responsibilities related to a legacy lawsuit of NuTech Medical. In connection with the settlement, we recorded a gain of $1.3 million for the six months ended June 30, 2020.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets and inherent in that, assess the likelihood of sufficient future taxable income. We also consider the expected reversal of deferred tax liabilities and analyze the period in which these liabilities would be expected to reverse to determine whether the taxable temporary difference amounts serve as an adequate source of future taxable income to support realizability of the deferred tax assets. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. Based on a consideration of the factors discussed above, including the fact that through the period ended June 30, 2020, our results reflected a three-year cumulative loss position, we have determined that a valuation allowance is necessary against the full amount of our net U.S. deferred tax assets, excluding alternative minimum tax credits. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides for an accelerated refund of the remaining alternative minimum tax credit (“AMT credit”) carryforward which was held as a deferred tax asset of $0.1 million as of December 31, 2019. The CARES Act modifications to the limitation on business interest expense and net operating loss provisions are not expected to have a material impact on our consolidated financial statement.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$68,960	$64,948	$130,692	$122,071
Cost of goods sold	20,042	19,446	38,835	36,426

Gross profit	48,918	45,502	91,857	85,645
Operating expenses:
Selling, general and administrative	46,502	48,957	99,115	97,850
Research and development	4,668	3,864	10,078	7,235

Total operating expenses	51,170	52,821	109,193	105,085

Loss from operations	(2,252)	(7,319)	(17,336)	(19,440)

Other expense, net:
Interest expense, net	(2,912)	(2,187)	(5,422)	(3,965)
Loss on the extinguishment of debt	—	—	—	(1,862)
Gain on settlement of deferred acquisition consideration	—	—	1,295	—
Other income (expense), net	25	(120)	46	12

Total other expense, net	(2,887)	(2,307)	(4,081)	(5,815)

Net loss before income taxes	(5,139)	(9,626)	(21,417)	(25,255)
Income tax expense	(27)	(23)	(62)	(60)

Net loss	$(5,166)	$(9,649)	$(21,479)	$(25,315)

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

The following is a reconciliation of GAAP net loss to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net loss	$(5,166)	$(9,649)	$(21,479)	$(25,315)
Interest expense, net	2,912	2,187	5,422	3,965
Income tax expense	27	23	62	60
Depreciation	891	859	1,793	1,761
Amortization	816	1,499	1,633	2,997

EBITDA	(520)	(5,081)	(12,569)	(16,532)

Stock-based compensation expense	469	234	678	458
Gain on settlement of deferred acquisition consideration (1)	—	—	(1,295)	—
Loss on extinguishment of debt (2)	—	—	—	1,862
Other costs and expenses (3)	325	—	568	—

Adjusted EBITDA	$274	$(4,847)	$(12,618)	$(14,212)

(1)	The amount reflects the gain recognized related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical.
(2)	The amount reflects the loss recognized on the extinguishment of the Master Lease Agreement upon repayment.
(3)	The amounts reflect other costs and expenses not related to operations incurred in the three and six months ended June 30, 2020.

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$59,731	$55,211	$4,520	8%
Surgical & Sports Medicine	9,229	9,737	(508)	-5%

Net revenue	$68,960	$64,948	$4,012	6%

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$111,019	$103,055	$7,964	8%
Surgical & Sports Medicine	19,673	19,016	657	3%

Net revenue	$130,692	$122,071	$8,621	7%

Net revenue from our Advanced Wound Care products increased by $4.5 million, or 8%, to $59.7 million in the three months ended June 30, 2020 from $55.2 million in the three months ended June 30, 2019. Net revenue from our Advanced Wound Care products increased by $8.0 million, or 8%, to $111.0 million in the six months ended June 30, 2020 from $103.1 million in the six months ended June 30, 2019. The increase in Advanced Wound Care net revenue was primarily attributable to the expanded sales force and increased sales to existing and new customers.

Net revenue from our Surgical & Sports Medicine products decreased by $0.5 million, or 5%, to $9.2 million in the three months ended June 30, 2020 from $9.7 million in the three months ended June 30, 2019. Net revenue from our Surgical & Sports Medicine products increased by $0.7 million, or 3%, to $19.7 million in the six months ended June 30, 2019 from $19.0 million in the six months ended June 30, 2019. Surgical & Sports Medicine net revenue decreased in the second quarter of 2020 compared with 2019 primarily due to the postponing or cancellation of medical procedures as a result of COVID-19. Surgical & Sports Medicine net revenue increased in the six-month period of 2020 compared with 2019 due to the expansion of the sales force and penetration of existing and new customer accounts, partially offset by postponement or cancellation of medical procedures as a result of COVID-19.

Included within net revenue is PuraPly revenue of $28.5 million and $29.7 million for the three months ended June 30, 2020 and 2019, respectively, and $61.0 million and $55.1 million for the six months ended June 30, 2020 and 2019, respectively. PuraPly had pass-through status in both of the periods. The increase in PuraPly revenue in the current six-month period was due to the expanded sales forces and increased sales to existing and new customers.

Cost of goods sold, gross profit and gross profit margin

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Cost of goods sold	$20,042	$19,446	$596	3%

Gross profit	$48,918	$45,502	$3,416	8%

Gross profit%	71%	70%

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Cost of goods sold	$38,835	$36,426	$2,409	7%

Gross profit	$91,857	$85,645	$6,212	7%

Gross profit%	70%	70%

Cost of goods sold increased by $0.6 million, or 3%, to $20.0 million in the three months ended June 30, 2020 from $19.4 million in the three months ended June 30, 2019. Cost of goods sold increased by $2.4 million or 7% to $38.8 million in the six months ended June 30, 2020 from $36.4 million in the six months ended June 30, 2019. The increase in cost of goods sold was primarily due to increased unit volumes, different sales mix, additional manufacturing and quality control headcount, and facility improvement projects.

Gross profit increased by $3.4 million, or 8%, to $48.9 million in the three months ended June 30, 2020 from $45.5 million in the three months ended June 30, 2019. Gross profit increased by $6.2 million, or 7%, to $91.9 million in the six months ended June 30, 2020 from $85.6 million in the six months ended June 30, 2019. The increase in gross profit resulted primarily from increased sales volume due to the strength in our Advanced Wound Care and Surgical & Sports Medicine products.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Research and development	$4,668	$3,864	$804	21%

Research and development as a percentage of net revenue	7%	6%

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Research and development	$10,078	$7,235	$2,843	39%

Research and development as a percentage of net revenue	8%	6%

Research and development expenses increased by $0.8 million, or 21%, to $4.7 million in the three months ended June 30, 2020 from $3.9 million in the three months ended June 30, 2019. Research and development expenses increased by $2.8 million, or 39%, to $10.1 million in the six months ended June 30, 2020 from $7.2 million in the six months ended June 30, 2019. The increase in research and development expenses was primarily due to an increase in process development costs associated with a new contract manufacturer, increased headcount associated with our existing Advanced World Care and Surgical & Sports Medicine products, an increase in product costs associated with our pipeline products not yet commercialized and an increase in costs to move products through the regulatory pathway (e.g., seek BLA approval).

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$46,502	$48,957	$(2,455)	-5%

Selling, general and administrative as a percentage of net revenue	67%	75%

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$99,115	$97,850	$1,265	1%

Selling, general and administrative as a percentage of net revenue	76%	80%

Selling, general and administrative expenses decreased by $2.5 million, or 5%, to $46.5 million in the three months ended June 30, 2020 from $49.0 million in the three months ended June 30, 2019. The decrease in selling, general and administrative expenses was primarily due to a $3.8 million decrease related to reduced travel and marketing programs amid travel restrictions in place due to the COVID-19, a $0.7 million decrease in amortization associated with intangible assets amortized using an accelerated method and a $0.5 million decrease in legal, consulting fees and other costs associated with the ongoing operations of our business. These decreases were partially offset by a $2.3 million increase related to additional headcount, primarily in our direct sales force.

Selling, general and administrative expenses increased by $1.3 million, or 1%, to $99.1 million in the six months ended June 30, 2020 from $97.9 million in the six months ended June 30, 2019. The increase in selling, general and administrative expenses was primarily due to a $4.0 million increase related to additional headcount, primarily in our direct sales force, a $2.0 million cancellation fee for certain product development and consulting agreements, and a $0.6 million increase in credit card processing fees due to increased collection. These increases were partially offset by a $3.2 million decrease related to reduced travel and marketing programs amid travel restrictions in place due to the COVID-19, a $0.9 million decrease in legal, consulting fees and other costs associated with the ongoing operations of our business, and a $1.4 million decrease in amortization associated with the intangible assets amortized using an accelerated method.

Other Expense, net

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Interest expense, net	$(2,912)	$(2,187)	$(725)	33%
Other income (expense), net	25	(120)	145	(121%)

Total other expense, net	$(2,887)	$(2,307)	$(580)	25%

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Interest expense, net	$(5,422)	$(3,965)	$(1,457)	37%
Loss on the extinguishment of debt	—	(1,862)	1,862	**
Gain on settlement of deferred acquisition consideration	1,295	—	1,295	**
Other income, net	46	12	34	**

Total other expense, net	$(4,081)	$(5,815)	$1,734	(30%)

**	not meaningful

Other expense, net, increased by $0.6 million, or 25%, to $2.9 million in the three months ended June 30, 2020 from $2.3 million in the three months ended June 30, 2019. The increase is primarily due to the $0.7 million or 33% increase in interest expense resulting from the increased borrowings under the 2019 Credit Agreement.

Other expense, net, decreased by $1.7 million or 30% to $4.1 million in the six months ended June 30, 2020 from $5.8 million in the six months ended June 30, 2019. Interest expense, net, increased by $1.5 million or 37% primarily due to the increased borrowings under the 2019 Credit Agreement. The loss on the extinguishment of debt of $1.9 million for the six months ended June 30, 2019 reflected the write-off of unamortized debt discount upon repayment of the Master Lease Agreement as well as early payment penalties in March 2019. The gain of $1.3 million on the settlement of deferred acquisition consideration for the six months ended June 30, 2020 was related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020.

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of June 30, 2020, we had $40.5 million in cash and $51.6 million in working capital. We expect that our cash on hand and working capital as of June 30, 2020, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report. We continue to closely monitor ongoing developments in connection with the COVID-19 pandemic, which may negatively impact our commercial prospects, cash position and access to capital in fiscal 2020. We will continue to assess our cash and other sources of liquidity and, if circumstances warrant, we will make appropriate adjustments to our operating plan. Please see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

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

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute on our business strategy, we anticipate that they will be obtained through additional equity or debt financings, other strategic transactions or a combination of these potential sources of funds. There can be no assurance that we will be able to obtain additional funds on terms acceptable to us, on a timely basis or at all, particularly in light of the adverse impacts of the COVID-19 pandemic on the capital markets. Any failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. Our current borrowings under the 2019 Credit Agreement are subject to compliance with certain financial covenants regarding Minimum Trailing Twelve Month Consolidated Revenue and Non-PuraPly revenue. If we are not able to comply with these covenants, due to the impacts of COVID-19 or otherwise, the borrowings under the 2019 Credit Agreement may become due and payable immediately unless we obtain an amendment from our lenders. There can be no assurance that our lenders would agree to any such amendment on acceptable terms, or at all.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(26,618)	$(21,674)
Net cash used in investing activities	(6,118)	(1,501)
Net cash provided by financing activities	13,120	21,929

Net change in cash and restricted cash	$(19,616)	$(1,246)

Operating Activities

During the six months ended June 30, 2020, net cash used in operating activities was $26.6 million, resulting from our net loss of $21.5 million and net cash used in connection with changes in our operating assets and liabilities of $12.0 million, partially offset by non-cash charges of $6.9 million. Net cash used in changes in our operating assets and liabilities included an increase in inventory of $7.4 million, an increase in prepaid expenses and other current assets of $1.3 million, and an increase in accounts receivable of $5.7 million, all of which were partially offset by an increase in accounts payable, accrued expenses and other liabilities of $2.4 million.

During the six months ended June 30, 2019, net cash used in operating activities was $21.7 million, resulting from our net loss of $25.3 million and net cash used in connection with changes in our operating assets and liabilities of $5.0 million, partially offset by non-cash charges of $8.6 million. Net cash used in changes in our operating assets and liabilities included an increase in inventory of $6.1 million, an increase in prepaid expenses and other current assets of $0.8 million and a decrease in other liabilities of $0.4 million, all of which were offset by a decrease in accounts receivable of $0.7 million and an increase in accounts payable and accrued expenses and other current liabilities of $1.6 million.

Investing Activities

During the six months ended June 30, 2020, we used $6.1 million of cash in investing activities consisting of capital expenditures of $6.4 million, partially offset by notes receivable repayment of $0.3 million from one of our former executives.

During the six months ended June 30, 2019, we used $1.5 million of cash in investing activities consisting of capital expenditures and an intangible asset purchase.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $13.1 million. This consisted primarily of $15.9 million in proceeds from our 2019 Credit Agreement, and $0.9 million in proceeds from the exercise of common stock options. The net cash provided by financing activities was partially offset by the payment of capital lease obligations of $1.1 million and the payment of $2.6 million related to the deferred acquisition consideration.

During the six months ended June 30, 2019, net cash provided by financing activities was $21.9 million. This consisted primarily of $47.0 million in proceeds from our 2019 Credit Agreement, and $0.6 million in proceeds from the exercise of common stock warrants. The net cash provided by financing activities was partially offset by the payment of the put option on redeemable common stock of $6.8 million, repayment of the Master Lease Agreement of $17.6 million, payment of capital lease obligations of $0.6 million and the payment of $0.8 million of debt issuance costs related to the 2019 Credit Agreement.

Indebtedness

2019 Credit Agreement

On March 14, 2019, we and our subsidiaries entered into a credit agreement with SVB and several other lenders, which we refer to as the 2019 Credit Agreement. Capitalized terms used herein and not otherwise defined are defined as set forth in the 2019 Credit Agreement.

The 2019 Credit Agreement, as amended, provides for a revolving credit facility (the “Revolving Facility”) of up to the lesser of $40.0 million and the amount determined by the Borrowing Base. Additionally, we entered into a $60.0 million term loan (the “Term Loan Facility”) structured in three tranches. The first tranche of $40.0 million was made available to us and fully funded on March 14, 2019; (ii) the second tranche of $10.0 million was made available to us and fully funded in September 2019 upon achievement of certain financial metrics; and (iii) the third tranche of $10.0 million was made available to us and fully funded in March 2020 upon achievement of a certain financial metric.

We are required to comply with certain covenants and restrictions under the 2019 Credit Agreement. If we fail to comply with these requirements, the lenders will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under either or both of the Revolving Facility and the Term Loan Facility. We are also required to achieve certain financial covenants, including Minimum Trailing Twelve Month Consolidated Revenue and Non-PuraPly Revenue, tested quarterly. The Minimum Trailing Twelve Month Consolidated Revenue thresholds for the year ending December 31, 2020 were agreed to and the covenant requiring Trailing Twelve Month Non-PuraPly Revenue beginning with the quarter ending September 30, 2020 was added in connection with the third amendment to the 2019 Credit Agreement entered into on March 26, 2020. The Minimum Trailing Twelve Month Consolidated Revenue requirements for the year ending December 31, 2020 are set at the following levels: $235.0 million for the trailing twelve months ending March 31, 2020; $253.0 million for the trailing twelve months ending June 30, 2020; $260.0 million for the trailing twelve months ending September 30, 2020; and $262.0 million for the trailing twelve months ending December 31, 2020. The Trailing Twelve Month Non-PuraPly Revenue requirements are set at the following levels: $136.5 million for the trailing twelve months ending September 30, 2020; and $145.0 million for the trailing twelve months ending December 31, 2020. The minimum revenue covenant levels for 2021 are to be agreed with the lenders no later than March 31, 2021. We are also required to maintain Minimum Liquidity equal to the greater of (i) 6 months Monthly Burn and (ii) $10.0 million.

As of June 30, 2020, we were in compliance with the financial covenants under the 2019 Credit Agreement and we had outstanding borrowings under the Revolving Facility and Term Loan Facility of the 2019 Credit Agreement of $39.4 million and $60.0 million, respectively.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as of June 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Material Weaknesses on Internal Control over Financial Reporting

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, we identified the following material weakness that existed as of December 31, 2019 and continued to exist at June 30, 2020. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Because of the deficiencies noted above, in consultation with management, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of both December 31, 2019 and June 30, 2020, based on the criteria in Internal Control—Integrated Framework (2013) issued by COSO.

Plans for Remediation of Material Weakness

Management is currently taking actions to remediate the deficiencies in its internal controls over financial reporting and is implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. Although the Company has made significant progress in remediating the aforementioned deficiencies, management did not perform sufficient control testing to conclude that the material weakness was remediated and therefore some of the control deficiencies continued to exist as of June 30, 2020. Management is committed to remediating the material weakness described above and remediation efforts have continued in 2020. Management’s internal control remediation efforts include the following:

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

Changes in Internal Control Over Financial Reporting

Other than in connection with executing upon the implementation of the remediation plan outlined above, there were no changes in our internal control over financial reporting during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended June 30, 2020. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2019 or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

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

COVID-19 is continuing to impact worldwide economic activity. Estimates for economic growth have been reduced and may have a corresponding effect on our sales activity. The virus has been declared a pandemic by the World Health Organization and has spread globally to over 180 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. We, like many employers in the United States, have required (with limited exceptions) employees to work from home or not come into their offices or facilities. We manufacture our non-amniotic products and use third-party manufacturers for our amniotic products and we use third-party raw material suppliers to support our internal manufacturing processes. Our manufacturing facilities have, thus far, remained operational as “essential” services under applicable regulatory orders. If our manufacturing capabilities or the manufacturing capabilities of our suppliers are impacted as a result of COVID-19, it may not be possible for us to timely manufacture relevant products at required levels or at all. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, remote work may disrupt our operations or increase the risk of a cybersecurity incident.

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

The impact of COVID-19 on economic activity, and its effect on our manufacturing facilities, supply chain and sales force is uncertain at this time and could have a material adverse effect on our results, especially to the extent theses effects persist or exacerbate over an extended period of time.

Our ability to comply with financial covenants under our credit agreement and raise capital may be materially adversely impacted by COVID-19.

We have funded our operations and capital spending, in part, through third party debt and proceeds from the sale of our Class A common stock. Our 2019 Credit Agreement requires that we comply with certain financial covenants that include maintaining Minimum Trailing Twelve Month Consolidated Revenue and Non-PuraPly Revenue, each tested quarterly. If we are unable to meet these financial covenants due to the economic impact of COVID-19 or otherwise, the borrowings under the 2019 Credit Agreement may become due and payable immediately unless we obtain an amendment from our lenders and we would be prohibited from making additional borrowings under the Revolving Facility if we have availably under that facility in the future. There can be no assurance that our lenders would agree to any such amendment on acceptable terms, or at all. In addition, any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital from the offering of equity or debt securities.

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

Dated: August 10, 2020	Organogenesis Holdings Inc.

(Registrant)

/s/ Timothy M. Cunningham

Timothy M. Cunningham
Chief Financial Officer
(Principal Financial and Accounting Officer)