Form 10-Q
period 2020-09-30
Organogenesis Holdings Inc.
filed 2020-11-09
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 1, 2020, the registrant had a total of 107,785,526 shares of its Class A common stock, $0.0001 par value per share, outstanding.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2020

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$36,512	$60,174
Restricted cash	374	196
Accounts receivable, net	56,915	39,359
Inventory	29,882	22,918
Prepaid expenses and other current assets	5,327	2,953

Total current assets	129,010	125,600
Property and equipment, net	55,937	47,184
Notes receivable from related parties	—	556
Intangible assets, net	31,849	20,797
Goodwill	28,916	25,539
Deferred tax asset, net	16	127
Other assets	700	884

Total assets	$246,428	$220,687

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred acquisition consideration	$966	$5,000
Current portion of term loan	11,667	—
Current portion of capital lease obligations	3,473	3,057
Accounts payable	24,007	28,387
Accrued expenses and other current liabilities	26,132	23,450

Total current liabilities	66,245	59,894
Line of credit	39,353	33,484
Term loan, net of current portion	47,999	49,634
Deferred acquisition consideration, net of current portion	1,436	—
Earnout liability	3,782	—
Deferred rent	1,098	1,012
Capital lease obligations, net of current portion	12,239	14,431
Other liabilities	8,802	6,649

Total liabilities	180,954	165,104

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized; 108,185,702 and 105,599,434 shares issued; 107,457,154 and 104,870,886 shares outstanding at September 30, 2020 and December 31, 2019, respectively.	11	10
Additional paid-in capital	237,015	226,580
Accumulated deficit	(171,552)	(171,007)

Total stockholders’ equity	65,474	55,583

Total liabilities and stockholders’ equity	$246,428	$220,687

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$100,799	$64,265	$231,491	$186,336
Cost of goods sold	22,964	19,131	61,799	55,557

Gross profit	77,835	45,134	169,692	130,779
Operating expenses:
Selling, general and administrative	51,146	49,475	150,261	147,325
Research and development	3,709	3,924	13,787	11,159

Total operating expenses	54,855	53,399	164,048	158,484

Income (loss) from operations	22,980	(8,265)	5,644	(27,705)

Other expense, net:
Interest expense, net	(2,969)	(2,427)	(8,391)	(6,392)
Loss on the extinguishment of debt	—	—	—	(1,862)
Gain on settlement of deferred acquisition consideration	951	—	2,246	—
Other income (expense), net	44	(1)	90	11

Total other expense, net	(1,974)	(2,428)	(6,055)	(8,243)

Net income (loss) before income taxes	21,006	(10,693)	(411)	(35,948)
Income tax expense	(72)	(48)	(134)	(108)

Net income (loss)	20,934	(10,741)	(545)	(36,056)

Non-cash deemed dividend to warrant holders	—	(645)	—	(645)

Net income (loss) attributed to common shareholders	$20,934	$(11,386)	$(545)	$(36,701)

Net income (loss) attributed to common shareholders, per share:
Basic	$0.20	$(0.12)	$(0.01)	$(0.40)

Diluted	$0.19	$(0.12)	$(0.01)	$(0.40)

Weighted-average common shares outstanding—basic and diluted
Basic	105,040,035	92,276,858	104,748,297	91,182,233

Diluted	108,489,768	92,276,858	104,748,297	91,182,233

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share data)

	Three and Nine Months Ended September 30, 2020
	Redeemable				Additional
	Common Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of June 30, 2020	—	$—	105,417,168	$11	$228,225	$(192,486)	$35,750
Exercise of stock options	—	—	92,033	—	318	—	318
Stock-based compensation expense	—	—	—	—	486	—	486
Issuance of common stock associated with business acquisition	—	—	1,947,953	—	7,986		7,986
Net income	—	—	—	—	—	20,934	20,934

Balance as of September 30, 2020	—	$—	107,457,154	$11	$237,015	$(171,552)	$65,474

Balance as of December 31, 2019	—	$—	104,870,886	$10	$226,580	$(171,007)	$55,583
Exercise of stock options	—	—	638,315	1	1,285	—	1,286
Issuance of common stock associated with business acquisition			1,947,953	—	7,986		7,986
Stock-based compensation expense	—	—	—	—	1,164	—	1,164
Net loss	—	—	—	—	—	(545)	(545)

Balance as of September 30, 2020	—	$—	107,457,154	$11	$237,015	$(171,552)	$65,474

	Three and Nine Months Ended September 30, 2019
	Redeemable				Additional
	Common Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of June 30, 2019	—	$—	91,342,722	$9	$178,412	$(155,223)	$23,198
Exercise of stock options	—	—	64,362	—	109	—	109
Exercise of common stock warrants	—	—	19,426	—	—	—	—
Common stock issued in warrant exchange	—	—	3,315,232	—	645	(645)	—
Stock-based compensation expense	—	—	—	—	242	—	242
Net loss	—	—	—	—	—	(10,741)	(10,741)

Balance as of September 30, 2019	—	$—	94,741,742	$9	$179,408	$(166,609)	$12,808

Balance as of December 31, 2018	728,548	$—	91,261,413	$9	$177,272	$(130,240)	$47,041
Adoption of ASC 606	—	—	—	—	—	332	332
Exercise of common stock warrants	—	—	74,052	—	628	—	628
Exercise of stock options	—	—	91,045	—	163	—	163
Common stock issued in warrant exchange	—	—	3,315,232	—	645	(645)	—
Stock-based compensation expense	—	—	—	—	700	—	700
Redemption of redeemable common stock placed into treasury	(728,548)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(36,056)	(36,056)

Balance as of September 30, 2019	—	$—	94,741,742	$9	$179,408	$(166,609)	$12,808

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(545)	$(36,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,749	2,553
Amortization of intangible assets	2,518	4,526
Non-cash interest expense	160	196
Deferred interest expense	1,577	974
Deferred rent expense	33	606
Gain on settlement of deferred acquisition consideration	(2,246)	—
Recovery of certain notes receivable from related parties	(1,111)	—
Provision (benefit) recorded for sales returns and doubtful accounts	2,559	(29)
Loss on disposal of property and equipment	201	—
Adjustment for excess and obsolete inventories	2,024	809
Stock-based compensation	1,164	700
Loss on extinguishment of debt	—	1,862
Changes in operating assets and liabilities:
Accounts receivable	(19,160)	553
Inventory	(7,757)	(7,840)
Prepaid expenses and other current assets	(2,262)	(699)
Accounts payable	(3,778)	5,348
Accrued expenses and other current liabilities	3,521	85
Other liabilities	878	(715)

Net cash used in operating activities	(19,475)	(27,127)
Cash flows from investing activities:
Purchases of property and equipment	(12,260)	(2,526)
Proceeds from the repayment of notes receivable from related parties	1,726	—
Cash paid for business acquisition	(5,820)
Acquisition of intangible asset	—	(250)

Net cash used in investing activities	(16,354)	(2,776)
Cash flows from financing activities:
Line of credit borrowings	5,869	7,000
Proceeds from term loan	10,000	50,000
Repayment of notes payable	—	(17,585)
Proceeds from the exercise of stock options	1,286	163
Proceeds from the exercise of common stock warrants	—	628
Redemption of redeemable common stock placed into treasury	—	(6,762)
Principal repayments of capital lease obligations	(1,776)	(863)
Payment of deferred acquisition consideration	(3,034)	—
Payment of debt issuance costs	—	(924)

Net cash provided by financing activities	12,345	31,657
Change in cash and restricted cash	(23,484)	1,754
Cash and restricted cash, beginning of period	60,370	21,405

Cash and restricted cash, end of period	$36,886	$23,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,130	$5,922
Cash paid for income taxes	$—	$110
Supplemental disclosure of non-cash investing and financing activities:
Fair value of shares issued for business acquisition	$7,986	$—
Deferred acquisition consideration and earnout liability recorded for business acquisition	$5,218	$—
Debt and equity issuance costs included in accounts payable	$—	$91
Purchases of property and equipment included in accounts payable and accrued expenses	$2,628	$3,698
Amounts due related to acquisition of intangible assets included in accrued expenses and other liabilities	$—	$500
Non-cash deemed dividend related to warrant exchange	$—	$645
Equipment acquired under capital lease	$—	$973

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

COVID-19 pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, continues to present significant risks to the Company. While the COVID-19 pandemic has not materially adversely affected the Company’s financial results and business operations through the third quarter ended September 30, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic. The public health actions being undertaken to reduce the spread of the virus, and that may have to be undertaken again in the event of a resurgence of the virus, may create significant disruptions to the Company with respect to: (i) the demand for its products, (ii) the ability of its sales representatives to reach healthcare customers, (iii) its ability to maintain staffing levels to support its operations, (iv) its ability to continue to manufacture certain of its products, (v) the reliability of its supply chain and (vi) its ability to achieve the financial covenants required under the 2019 Credit Agreement (see Note “11. Long-Term Debt Obligations”). The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

The Company is closely monitoring the evolving impact of the pandemic on all aspects of its business. The Company has implemented a number of measures designed to protect the health and safety of its employees, support its customers and promote business continuity. The Company is also actively reviewing and implementing cost-saving measures including discontinuing or delaying all non-essential services and programs and instituting controls on travel, events, marketing and clinical studies to adapt the business plan for the evolving COVID-19 challenges.

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

Liquidity and Financial Conditions

In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. While the Company has reported net income for the three months ended September 30, 2020, the Company has recurring losses from operations since its inception and has funded its operations primarily with cash flow from product sales and proceeds from loans from affiliates and entities controlled by its affiliates, sales of its common stock and third-party debt. As of September 30, 2020, the Company had an accumulated deficit of $171,552 and working capital of $62,765. During the nine months ended September 30, 2020, the Company incurred a net loss of $545 and used $19,475 of cash in operations. The Company may continue to incur negative cash flows from operations and operating losses in the future as the Company expends resources to grow the organization to support the planned expansion of the business. The Company expects that its cash of $36,512 and working capital of $62,765 as of September 30, 2020, plus net cash flows from product sales, will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report. The Company is closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact its commercial prospects, projected cash position and access to capital in the future. The Company will continue to assess its cash position and, if circumstances warrant, make appropriate adjustments to its operating plan.

The Company expects to continue investing in product development, sales and marketing, and customer support for its products. The Company may seek to raise additional funding through public and/or private equity financings, debt financings, or other strategic transactions. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, on a timely basis or at all, particularly in light of the adverse impacts of the COVID-19 pandemic on the capital markets. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company’s current borrowings under the 2019 Credit Agreement are subject to compliance with certain financial covenants that include maintaining Minimum Trailing Twelve Month Consolidated Revenue and Non-PuraPly Revenue. If the Company is not able to comply with these covenants, due to the impacts of COVID-19 or otherwise, the borrowings under the 2019 Credit Agreement may become due and payable immediately unless the Company obtains an amendment or waiver from its lenders. There can be no assurance that the Company’s lenders would agree to any such amendment or waiver on acceptable terms, or at all.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

The unaudited consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc. and its wholly-owned or controlled subsidiaries of Organogenesis Inc., including Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future years or periods.

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

3. Acquisition

On September 17, 2020 (the “Acquisition Date”), the Company acquired certain assets and assumed certain liabilities of CPN Biosciences, LLC (“CPN”) pursuant to an asset purchase agreement dated July 24, 2020. CPN offered a physician office management solution and advanced wound care products.

The aggregate consideration amounted to $19,024 as of the Acquisition Date, subject to post-closing adjustments for working capital. Total consideration consisted of $6,427 in cash, 2,151,438 shares of the Company’s Class A common stock with a fair value of $8,815, and contingent consideration (the “Earnout” or “Earnout Liability”) with a fair value of $3,782. On the Acquisition Date, the Company paid $5,820 in cash and issued 1,947,953 shares of the Company’s class A common stock. The remaining consideration of $1,436 was held back (the “Holdback”) and will be paid or issued, as applicable, eighteen months after the Acquisition Date, subject to any offsetting indemnification claims against CPN.

The Company is obligated to pay an Earnout to CPN’s former shareholders if CPN’s legacy product revenue in a twelve-month period, starting on January 1, 2021 (the “Earnout Period”), exceeds CPN’s 2019 revenue. The amount of the Earnout, if any, will be equal to 70% of the excess and will be payable in March 2022. The Company recorded a non-current liability of $3,782, for the fair value of the contingent consideration related to the expected Earnout. The Earnout Liability is classified as a Level 3 measurement for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of such Earnout Liability is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout period.

This transaction was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the Acquisition Date. The fair values of intangible assets were based on valuations using various income approaches and methods, such as the multiperiod excess earnings method, relief from royalty method, etc., which require the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

Based upon a preliminary valuation, the total purchase price allocation was as follows:

Assets acquired:
Accounts receivable	$1,048
Inventory	1,230
Prepaid expenses and other current assets	1
Property and equipment	85
Intangible assets	13,570
Other assets	4

Total assets acquired	15,938
Liabilities assumed:
Accounts payable	51
Accrued expenses and other current liabilities	240

Total liabilities assumed	291
Total identifiable assets acquired, net	15,647
Total purchase price	19,024

Goodwill	$3,377

The preliminary fair values recorded were based on a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The Company is continuing to obtain information to determine the acquired assets and liabilities, including tax assets, liabilities and other attributes.

The preliminary purchase price allocation resulted in goodwill of $3,377, which will be deductible for income tax purposes. The resulting amount of goodwill is primarily attributed to expected synergies from cross-sale opportunities and future growth. Intangible assets of $13,570 include customer relationships of $10,690, developed technologies of $2,050, non-competition agreements of $750, and trademarks of $80, which are being amortized on a straight-line basis, over weighted-average useful lives of 10 years, 6 years, 5 years and 1 year, respectively.

At the time of the acquisition, CPN had approximately 30 employees. The results of operations of CPN have been included in the Company’s consolidated financial statements beginning on the Acquisition Date. Revenue and expenses of CPN since the Acquisition Date were not material. The acquisition of CPN does not result in any changes to the Company’s operating or reportable segment structure.

4. Product and Geographic Sales

The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s products to customers based on specific payment and shipping terms in the arrangement. The entire transaction price reflects a single performance obligation. Product revenue is recognized when a customer obtains control of the Company’s products which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts and Group Purchasing Organization (“GPO”) rebates, which represent a direct reduction to the revenue recognized. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances. For the three months ended September 30, 2020 and 2019, the Company recorded GPO fees of $1,013 and $880, respectively, as a direct reduction of revenue. For the nine months ended September 30, 2020 and 2019, the Company recorded GPO fees of $2,810 and $1,991, respectively, as a direct reduction of revenue.

The following tables set forth revenue by product category:

	Three Months Ended September 30,
	2020	2019
Advanced Wound Care	$89,990	$54,310
Surgical & Sports Medicine	10,809	9,955

Total net revenue	$100,799	$64,265

	Nine Months Ended September 30,
	2020	2019
Advanced Wound Care	$201,009	$157,365
Surgical & Sports Medicine	30,482	28,971

Total net revenue	$231,491	$186,336

For the three months ended September 30, 2020 and 2019, net PuraPly revenue totaled $40,945 and $31,755, respectively. For the nine months ended September 30, 2020 and 2019, net PuraPly revenue totaled $101,969 and $86,893, respectively. For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.

5. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2020. There was no such assets or liabilities as of December 31, 2019.

	Fair Value Measurements
	as of September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout Liability	$—	$—	$3,782	$3,782

	$—	$—	$3,782	$3,782

Earnout Liability

In connection with accounting for the CPN acquisition on September 17, 2020, the Company recorded the Earnout Liability representing the fair value of contingent consideration payable upon the achievement of a certain revenue target. The Earnout Liability was valued using the Monte Carlo simulation model based on inputs that are not observable in the market, which represents a level 3 measurement within the fair value hierarchy. Changes in the fair value of the Earnout Liability will be reflected in selling, general and administrative expenses until the liability is fully settled. For more information about the Earnout Liability, refer to Note “3. Acquisition”.

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.

6. Accounts Receivable, Net

Accounts receivable consisted of the following:

	September 30,	December 31,
	2020	2019
Accounts receivable	$62,040	$42,408
Less — allowance for sales returns and doubtful accounts	(5,125)	(3,049)

	$56,915	$39,359

The Company’s allowance for sales returns and doubtful accounts was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$3,928	$3,021	$3,049	$3,420
Additions (reductions)	1,589	(56)	2,559	(29)
Write-offs	(392)	(30)	(483)	(456)

Balance at end of period	$5,125	$2,935	$5,125	$2,935

7. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$9,676	$9,178
Work in process	1,499	781
Finished goods	18,707	12,959

	$29,882	$22,918

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three months ended September 30, 2020 and 2019, the Company charged $315 and $286, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations. During the nine months ended September 30, 2020 and 2019, the Company charged $2,024 and $809, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations.

8. Property and Equipment, Net

Property and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
Leasehold improvements	$39,169	$36,344
Furniture, computers and equipment	47,798	46,430

	86,967	82,774
Accumulated depreciation and amortization	(68,559)	(65,812)
Construction in progress	37,529	30,222

	$55,937	$47,184

Depreciation expense was $956 and $792 for the three months ended September 30, 2020 and 2019. Depreciation expense was $2,749 and $2,553 for the nine months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, the Company had $21,689 of buildings under capital leases recorded within leasehold improvements. As of September 30, 2020 and December 31, 2019, the Company had $14,675 and $13,777 recorded within accumulated depreciation and amortization related to buildings under capital leases, respectively. Construction in progress primarily represents unfinished construction work on a building under a capital lease and, more recently, improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts.

9. Goodwill and Intangible Assets

On September 17, 2020, the Company acquired certain assets and assumed certain liabilities of CPN. This transaction was accounted for as a business combination in accordance with ASC Topic 805 Business Combinations. The Company recorded $3,377 of goodwill and $13,570 of intangible assets associated with this acquisition. Refer to Note “3. Acquisition” for detail.

Goodwill was $28,916 as of September 30, 2020 and $25,539 as of December 31, 2019. There were no impairments recorded against goodwill during the three and nine months ended September 30, 2020 and 2019.

In April 2019, the Company purchased $750 of intangibles related to patent and know-how which were recorded within the developed technology category. The Company paid $250 at the time of the transaction with the remaining purchase price being paid over two years after the transaction closed. As of September 30, 2020, $250 was remaining and was recorded in accrued expenses and other current liabilities on the consolidated balance sheets.

Identifiable intangible assets consisted of the following as of September 30, 2020:

	Original Cost	Accumulated Amortization	Net Book Value
Developed technology	$32,620	$(13,503)	$19,117
Trade names and trademarks	2,080	(828)	1,252
Customer relationships	10,690	(45)	10,645
Non-compete agreements	1,010	(175)	835

Total	$46,400	$(14,551)	$31,849

Identifiable intangible assets consisted of the following as of December 31, 2019:

	Original Cost	Accumulated Amortization	Net Book Value
Developed technology	$30,570	$(11,266)	$19,304
Trade names and trademarks	2,000	(650)	1,350
Non-compete agreements	260	(117)	143

Total	$32,830	$(12,033)	$20,797

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, was $885 and $1,529 for the three months ended September 30, 2020 and 2019, respectively, and $2,518 and $4,526 for the nine months ended September 30, 2020 and 2019, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Accrued personnel costs	$21,158	$17,640
Other	4,974	5,810

	$26,132	$23,450

11. Long-Term Debt Obligations

Long-term debt obligations consisted of the following:

	September 30, 2020	December 31, 2019
Line of credit	$39,353	$33,484

Term loan	60,000	50,000
Less debt discount and debt issuance cost	(334)	(366)
Less current maturities	(11,667)	—

Term loan, net of debt discount, debt issuance cost and current maturities	$47,999	$49,634

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

The Term Loan Facility is structured in three tranches, as follows: (i) the first tranche of $40,000 was made available to the Company and fully funded on March 14, 2019; (ii) the second tranche of $10,000 was made available to the Company and fully funded in September 2019 upon achievement of certain financial metrics; and (iii) the third tranche of $10,000 was made available to the Company and fully funded in March 2020 upon achievement of a certain financial metric. The interest rate for the Term Loan Facility is a floating per annum interest rate equal to the greater of 3.75% above the Wall Street Journal Prime Rate and 9.25%. The interest rate as of September 30, 2020 was 9.25%. The 2019 Credit Agreement requires the Company to make monthly interest-only payments on outstanding balances under the Term Loan Facility through February 2021. Thereafter, each term loan advance will be repaid in thirty-six equal monthly installments of principal, plus accrued interest, with the Term Loan Facility maturing on March 1, 2024 (the “Term Loan Maturity Date”).

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

The Revolving Facility is equal to the lesser of $40,000 and the amount determined by the Borrowing Base, which is defined as a percentage of the Company’s book value of qualifying finished goods inventory and eligible accounts receivable. The interest rate for advances under the Revolving Facility is a floating per annum interest rate equal to the greater of the Wall Street Journal Prime Rate and 5.50%. The interest rate as of September 30, 2020 was 5.50%. If the actual outstanding advances are less than 25% of the then-available Revolving Commitments, the Company must pay monthly interest equal to the interest that would have accrued if the average outstanding advances had been 25% of the then-available Revolving Commitments. The Company is also required to pay an unused line fee equal to 0.25% per annum, calculated based on the difference of $40,000 minus the greater of (i) the average balance outstanding under the Revolving Facility for such period and (ii) 25% of the then-available Revolving Commitments. The maturity date for advances made under the Revolving Facility is March 1, 2024.

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

As of September 30, 2020, the Company was in compliance with the financial covenants under the 2019 Credit Agreement.

As of September 30, 2020, the Company had outstanding borrowings of $60,000 under the Term Loan Facility and $39,353 under the Revolving Facility with $0 available for future revolving borrowings. The Company accrues for the Final Payment of $3,900 over the term of the Term Loan Facility through a charge to the interest expense. The related liability of $1,541 and $681 as of September 30, 2020 and December 31, 2019, respectively, was included in other liabilities on the consolidated balance sheets. The Company incurred costs of $554 in connection with the Term Loan Facility, which are recorded as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheets. In connection with the Revolving Facility, the Company incurred costs of $370, which are recorded as other assets. Both of these costs are being amortized to interest expense through March 1, 2024.

Future payments of the 2019 Credit Agreement, as of September 30, 2020, are as follows for the calendar years ending December 31:

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

12. Stockholders’ Equity

Common Stock

As of September 30, 2020, the Company was authorized to issue 400,000,000 shares of $0.0001 par value Class A common stock and 1,000,000 shares of $0.0001 par value preferred stock. 108,185,702 shares of Class A common stock were issued as of September 30, 2020, which included 728,548 shares of treasury stock. These treasury shares were initially issued in connection with the acquisition of Nutech Medical, Inc. (“NuTech Medical”) in 2017 and included a put right. The holders of the shares exercised the right to put the shares back to the Company at an agreed-upon exercise price of $9.28 per share on March 24, 2019.

As of September 30, 2020 and December 31, 2019, the Company reserved the following shares of Class A common stock for future issuance:

	September 30, 2020	December 31, 2019
Shares reserved for issuance for outstanding options	6,788,655	6,503,646
Shares reserved for issuance for outstanding restricted stock units	819,248	—
Shares reserved for issuance for future grants	6,819,449	9,008,996

Total shares of authorized common stock reserved for future issuance	14,427,352	15,512,642

Warrant Exchange and Warrant Exercise

In the third quarter of 2019, the Company executed a series of transactions related to its then outstanding 30,890,748 public warrants and 4,100,000 private placement warrants. The Company issued an aggregate of 2,845,280 shares of Class A common stock for 29,950,150 public warrants at an exchange rate of 0.095. The Company issued an aggregate of 80,451 shares of Class A common stock for the remaining public warrants at an exchange rate of 0.0855. The Company issued an aggregate of 389,501 shares of Class A common stock for the private placement warrants at an exchange rate of 0.095.

On August 13, 2019, Massachusetts Capital Resource Company and Life Insurance Community Investment Initiative, LLC net exercised outstanding warrants to purchase an aggregate of 182,700 shares of the Company’s Class A common stock at an exercise price of $3.95 per share. The Company issued an aggregate of 19,426 shares of common stock in connection with this transaction.

As a result of these transactions, the Company issued an aggregate of 3,334,658 shares of common stock, representing approximately 3% of the total Class A common stock outstanding after such issuances. No warrants were outstanding after these transactions.

As the fair value of the warrants exchanged in the warrant exchange transactions immediately prior to the exchanges was less than the fair value of the common stock issued, the Company recorded a non-cash deemed dividend of $0.6 million for the incremental fair value provided to the warrant holders in the three months ended September 30, 2019.

13. Stock-Based Compensation

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

As of September 30, 2020, a total of 9,198,996 shares of Class A common stock have been authorized to be issued under the 2018 Plan (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company).

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

Stock-based compensation expense was $486 and $242 for the three months ended September 30, 2020 and 2019, respectively, and was $1,164 and $700 for the nine months ended September 30, 2020 and 2019, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the consolidated statements of operations.

Restricted Stock Units (RSUs)

In the nine months ended September 30, 2020, the Company granted 873,595 time-based restricted stock units to its employees, executives and the Board of Directors. Each restricted stock unit represents the contingent right to receive one share of the Company’s common stock. A majority of the restricted stock units will vest in four equal annual installments in 2021, 2022, 2023 and 2024. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	—	$—
Granted	873,595	3.81
Vested	—	—
Canceled/Forfeited	(54,347)	3.69

Unvested at September 30, 2020	819,248	$3.82

As of September 30, 2020, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $1,977 and the weighted average remaining recognition period for unvested awards was 3.21 years.

Stock Option Valuation

The stock options granted during the nine months ended September 30, 2020 and 2019 were 1,553,723 and 100,000 respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods were as follows, presented on a weighted-average basis:

	September 30, 2020	September 30, 2019
Risk-free interest rate	0.46%	2.24%
Expected term (in years)	6.22	6.50
Expected volatility	37.42%	42.7%
Expected dividend yield	0.0%	0.0%
Exercise price	$4.04	$7.08
Underlying stock price	$3.37	$7.08

These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2020 and 2019 of $1.05 and $3.24, respectively.

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2019:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2019	7,179,636	$1.98	5.06	$20,799
Granted	1,553,723	4.04
Exercised	(638,315)	2.02		1,623
Canceled / forfeited	(630,399)	3.64

Outstanding as of September 30, 2020	7,464,645	2.27	5.53	12,855

Options exercisable as of September 30, 2020	5,512,393	1.60	4.20	12,701

Options vested or expected to vest as of September 30, 2020	7,062,928	$2.16	5.30	$12,835

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The total fair value of options vested during the nine months ended September 30, 2020 and 2019 was $387 and $538, respectively.

As of September 30, 2020, the total unrecognized stock compensation expense related to unvested stock options expected to vest was $1,598 and was expected to be recognized over a weighted-average period of 2.90 years.

As of September 30, 2020, partial recourse notes were outstanding totaling $635. These notes were taken by a former executive to exercise his stock options between 2011 and 2013 and the notes were initially secured with the 675,990 shares held by the former executive. As the partial recourse notes are still outstanding, the options are not considered exercised and are included within the options outstanding. Accordingly, the 675,990 shares are not considered outstanding for accounting purposes and the additional paid-in capital associated with these shares were deducted from equity in prior periods. In the three months ended September 30, 2020, the former executive sold 25,096 of the 675,990 shares to pay back a portion of his nonrecourse notes. see Note “16. Related Parties Transactions”.

14. Net Income (Loss) per Share (EPS)

Basic EPS is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of shares outstanding plus the dilutive effect, if any, of outstanding RSUs and options using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of unrecognized compensation expenses as additional proceeds.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) attributable to the common stockholders of Organogenesis Holdings Inc. is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
Calculation of Basic and Diluted EPS	2020	2019	2020	2019
Weighted-average common shares outstanding—basic	105,040,035	92,276,858	104,748,297	91,182,233
Dilutive effect of restricted stock units	134,759	—	—	—
Dilutive effect of options	3,314,974	—	—	—

Weighted-average common shares outstanding—diluted	108,489,768	92,276,858	104,748,297	91,182,233
Earnings (loss) per share—basic	$0.20	$(0.12)	$(0.01)	$(0.40)
Earnings (loss) per share—diluted	$0.19	$(0.12)	$(0.01)	$(0.40)

For the three months ended September 30, 2020, outstanding stock-based awards of 2,009,245 were excluded from the diluted EPS calculation. The Company had a net loss in the other periods presented. As such, the potentially dilutive securities have been excluded from the computation of diluted net loss per share as these securities have anti-dilutive effect and including them would reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for these periods. For the three months ended September 30, 2019, the Company excluded 7,263,990 potential shares of Class A common stock, presented based on amount outstanding at this period end, from the computation of diluted net loss per share attributable to the common stockholders for this period. For the nine months ended September 30, 2020 and 2019, the Company excluded 8,283,893 and 7,263,990 potential shares of Class A common stock, respectively, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to the common stockholders for these periods.

15. Commitments and Contingencies

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

As of September 30, 2020 and December 31, 2019, the Company owed an aggregate of $10,336 of accrued but unpaid lease obligations, which are subordinated to the 2019 Credit Agreement and will not be paid until the debt under the 2019 Credit Agreement is paid off in 2024 even though the capital leases expire in December 2022. The accrued but unpaid lease obligations include rent in arrears and unpaid operating and common area maintenance costs under the aforementioned leases. The principal portion of rent in arrears on the capital leases totaled $6,783 and $6,321 as of September 30, 2020 and December 31, 2019, respectively, and is included in the long-term portion of capital lease obligations. The interest portion of rent in arrears totaled $3,042 and $3,512 as of September 30, 2020 and December 31, 2019, respectively, and is included in other liabilities on the consolidated balance sheets. The unpaid operating and common area maintenance costs totaled $511 and $503 as of September 30, 2020 and December 31, 2019, respectively, and are included in other liabilities on the consolidated balance sheets.

Effective April 1, 2019, the Company agreed to accrue interest on the accrued but unpaid lease obligations at an interest rate equal to the rate charged in the 2019 Credit Agreement (see Note “11. Long-Term Debt Obligations”). The accrued interest is also subordinated to the 2019 Credit Agreement and, as such, is included in other liabilities on the consolidated balance sheet. Interest accrual as of September 30, 2020 and December 31, 2019 totaled $1,434 and $717, respectively.

In addition to the capital leases with affiliates discussed above, the Company also has certain insignificant capital leases with non-affiliates. Future obligations under capital leases in the aggregate and for the next five years are as follows:

2020 (remaining 3 months)	$1,198
2021	4,786
2022	4,945
2023	—
2024	9,825

20,754
Less amount representing interest	(5,042)

Present value of minimum lease payments	15,712
Less current maturities	(3,473)

Long-term portion	$12,239

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

In March 2019, the Company entered into an agreement to lease approximately 43,850 square feet of office and laboratory space in Norwood, Massachusetts. Pursuant to the lease agreement, the rent commencement date was February 1, 2020. The initial lease term is ten years from the rent commencement date and includes an option for an early extension term of five years which is exercisable during the first two years after the rent commencement date. In addition to the early extension term, the lease provides the Company with an option to extend the lease term for a period of ten years, if exercised, at rental rates equal to the then fair market value. Annual lease payments during the first year are $1,052 with increases of $44 each year during the initial ten-year lease term, an increase of $44 during the first year of the early extension term and $33 during year two through five of the early extension term. Upon execution of the agreement, the Company delivered a security deposit in the form of a letter of credit of $526 to the landlord. Following 36 months from the rent commencement date, the security deposit may be reduced by $263.

Operating lease expenses were $1,620 and $1,766 for the three months ended September 30, 2020 and 2019, respectively, and were $4,971 and $4,993 for the nine months ended September 30, 2020 and 2019, respectively.

Future minimum lease payments due under noncancelable operating lease agreements as of September 30, 2020 are as follows:

2020 (remaining 3 months)	$1,250
2021	5,974
2022	3,471
2023	2,804
2024	1,224
Thereafter	6,899

$21,622

Royalty Commitments

The Company entered into a license agreement with a university for certain patent rights related to the development, use, and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of September 30, 2020 and December 31, 2019, respectively, and are classified as part of accrued expenses on the Company’s consolidated balance sheets. There was no royalty expense incurred during the three and nine months ended September 30, 2020 or 2019 related to this agreement.

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense of $1,201 and $991 during the three months ended September 30, 2020 and 2019, respectively, and $3,020 and $2,695 during the nine months ended September 30, 2020 and 2019, respectively, within selling, general and administrative expenses on the consolidated statement of operations.

As part of the NuTech Medical acquisition, the Company inherited certain product development and consulting agreements for ongoing consulting services and royalty payments based on a percentage of net sales on certain products over a period of 15 years from the execution of the agreements. These product development and consulting agreements were cancelled in January 2020 for total consideration of $1,950 that was paid on February 14, 2020. The $1,950 cancellation fee was recorded within selling, general and administrative expenses on the consolidated statement of operations for the nine months ended September 30, 2020.

Ransomware Attack

In August 2020, the Company’s information technology (“IT”) systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. The Company is investigating the incident, together with legal counsel and other incident response professionals. The Company does not believe it has experienced a material loss related to the ransomware attack, and substantially all costs incurred to date are expected to be reimbursed by insurance.

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

The Company accrued $158 and $542 as of September 30, 2020 and December 31, 2019, respectively, in relation to certain pending lawsuits.

The purchase price for NuTech Medical acquired in 2017 included $7,500 deferred acquisition consideration of which the Company paid $2,500 in 2017. The remaining $5,000 of deferred acquisition consideration plus accrued interest owed to the sellers of NuTech Medical was previously in dispute. The Company asserted certain claims for indemnification that would offset in whole or in part its payment obligation and the sellers of NuTech Medical filed a lawsuit alleging breach of contract and seeking specific performance of the alleged payment obligation and attorneys’ fees. In February 2020, the Company entered into a settlement agreement with the sellers of NuTech Medical and settled the dispute for $4,000, of which, $2,000 was paid immediately on February 24, 2020 (the “Settlement Date”) and the remaining $2,000 is being paid in four quarterly installments of $500 each with the first quarterly payment due and payable on the date that is 90 days from the Settlement Date. In addition, the Company assumed from the sellers of NuTech Medical the payment responsibilities related to a legacy lawsuit existing at the acquisition date of NuTech Medical. In connection with the settlement of this dispute, the Company recorded a gain of $1,295 for the three months ended March 31, 2020. The assumed legacy lawsuit was settled in October 2020 and the Company recorded a gain of $951 from the decrease in legal accrual for the three months ended September 30, 2020. Both of the gains were included as a component of other expense, net, on the consolidated statement of operations.

16. Related Party Transactions

Capital lease obligations to affiliates, including unpaid lease obligations, and an operating lease with affiliates are further described in Note “15. Commitments and Contingencies”.

During 2010, the Company’s Board of Directors approved a loan program that permitted the Company to make loans to three executives of the Company (the “Employer Loans”) to (i) provide them with liquidity (“Liquidity Loans”) and (ii) fund the exercise of vested stock options (“Option Loans”). The Employer Loans mature with all principal and accrued interest due on the tenth anniversary of the issuance date of each subject loan. The borrower may prepay all or any portion of his Employer Loan at any time without premium or penalty. Interest on the Employer Loans accrues at various rates ranging from 2.30%—3.86% per annum, compounded annually. The Employer Loans are secured by shares of Company’s Class A common stock. With respect to the Liquidity Loans, the Company has no personal recourse against the borrowers beyond the pledged shares.

As of September 30, 2020, Liquidity Loans and Option Loans to one former executive were outstanding with an aggregate principal balance of $297 and $635, respectively As of December 31, 2019, Liquidity Loans to two former executives were outstanding with an aggregate principal balance of $2,350 and Option Loans to one former executive were outstanding with an aggregate principal balance of $635. The principal and part of the interest receivable under the Employer Loans were fully reserved with net interest receivable of $0 and $556 as of September 30, 2020 and December 31, 2019, respectively, included in the notes receivable from related parties balance in the consolidated balance sheets. In the three months ended September 30, 2020, one of the former executives paid $1,000 of the outstanding principal balance of his liquidity loans and the related interest receivable. The Company forgave $1,000 of the remaining outstanding principal balance of his liquidity loans. The other former executive paid $53 of the outstanding principal balance of his liquidity loans and $58 of the related accrued interest. As a result, the Company recorded $1,111 as a recovery of the previously reserved related party receivables within selling, general and administrative expenses on the consolidated statement of operations for the three months ended September 30, 2020.

17. Subsequent Events

The Company has evaluated subsequent events through November 9, 2020, the date on which these consolidated financial statements were issued.

On October 21, 2020, the Company committed to a plan to restructure the workforce and consolidate La Jolla facilities as part of the Company’s long-term plan to consolidate manufacturing operations in Massachusetts in order to reduce the Company’s cost structure. The restructuring is expected to result in a charge of approximately $5.5 million, which is primarily attributable to the retention benefits associated with approximately 75 employees.

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

For the nine months ended September 30, 2020, we generated $231.5 million of net revenue and had $0.5 million of net loss compared to $186.3 million of net revenue and $36.1 million of net loss for the nine months ended September 30, 2019. We have incurred significant losses since inception and, while we have reported net income for the three months ended September 30, 2020, we may incur operating losses in the future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of September 30, 2020, we had an accumulated deficit of $171.6 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our common stock. We operate in one segment of regenerative medicine.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the virus continues to spread throughout the United States and the rest of the world. Various public and private sector measures have been taken and may continue to be taken to reduce its transmission, such as the imposition of social distancing, stay-at-home and shelter-in-place orders, which are having the effect of suspending or severely curtailing operations for most industries and businesses. We are one of many companies providing essential services during this national emergency related to the COVID-19 pandemic. We have implemented a number of measures designed to protect the health and safety of our employees, support our customers and promote business continuity. We have reviewed and implemented cost-saving measures and we will continue to review and implement additional cost-saving measures, as necessary. These measures have included discontinuing or delaying all non-essential services and programs, and instituting controls on travel, events, marketing and clinical studies to adapt our business plan for the evolving COVID-19 challenges.

While the COVID-19 pandemic has not materially adversely affected our financial results and business operations through the third quarter ended September 30, 2020, the pandemic may pose significant risks to our business. We cannot currently quantify the impact the continuing COVID-19 pandemic may have on our revenue for the remainder of our fiscal year ending December 31, 2020 or beyond, but the public health actions being undertaken to reduce the spread of the virus may create significant disruptions with respect to: (i) the demand for our products, (ii) the ability of our sales representatives to reach our healthcare customers, (iii) our ability to maintain staffing levels to support our operations, (iv) our ability to continue to manufacture certain of our products, (v) the reliability of our supply chain and (vi) our ability to achieve the financial covenants required under the 2019 Credit Agreement. Accordingly, management continues to evaluate the Company’s liquidity position, communicate with and monitor the actions of our customers and suppliers, and review our near-term financial performance as we manage the Company through this period of uncertainty. Please see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

CPN Acquisition

On September 17, 2020, we acquired certain assets and assumed certain liabilities of CPN Biosciences, LLC (“CPN”) pursuant to an asset purchase agreement dated July 24, 2020. This transaction was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The aggregated consideration amounted to $19.0 million as of the acquisition date which consisted of $6.4 million in cash, 2,151,438 shares of our common stock with a fair value of $8.8 million, and a contingent consideration (the “Earnout”) with a fair value of $3.8 million. At the closing, we paid $5.8 million in cash and issued 1,947,953 shares of our Class A common stock. The remaining consideration was held back and will be paid or issued, as applicable, eighteen months after the closing date, subject to any offsetting indemnification claims against CPN. The results of operations of CPN have been included in our consolidated financial statements beginning on the acquisition date. Revenue and expenses of CPN since the acquisition date were not material.

Components of Our Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of September 30, 2020, we had approximately 295 direct sales representatives and approximately 170 independent agencies.

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

Included within our product revenue is our PuraPly product portfolio that consists of PuraPly and PuraPly AM. We launched PuraPly in mid-2015, and introduced PuraPly AM in 2016. In order to encourage the development of innovative medical devices, drugs and biologics, CMS can grant new products an additional “pass-through payment” in addition to the bundled payment amount for a limited period of no more than three years. Our PuraPly products were granted pass-through status from launch through December 31, 2017, which created an economic incentive for practitioners to use PuraPly over other skin substitutes. As a result, we saw increases in revenue related to our PuraPly portfolio in the reported periods. Beginning January 1, 2018, PuraPly AM and PuraPly transitioned to the bundled payment structure for skin substitutes, which provides for a two-tiered payment system in the hospital outpatient and ASC setting. The two-tiered Medicare payment system bundles payment for our Advanced Wound Care products (and all skin substitutes) into the payment for the procedure for applying the skin substitute, resulting in a single payment to the provider that includes reimbursement for both the procedure and the product itself. As a result of the transition to the bundled payment structure, total Medicare reimbursement for procedures using our PuraPly AM and PuraPly products decreased substantially. This reduction in reimbursement resulted in a substantial decrease in revenue from our PuraPly AM and PuraPly products during the first nine months of 2018 and had a negative effect on our business, results of operations and financial condition. On March 23, 2018, Congress passed, and the President signed into law, the Consolidated Appropriations Act of 2018, or the Act. The Act restored the pass-through status of PuraPly and PuraPly AM effective October 1, 2018. As a result, effective October 1, 2018, Medicare resumed making pass-through payments to hospitals using PuraPly and PuraPly AM in the outpatient hospital setting and in ASCs. PuraPly and PuraPly AM had pass-through reimbursement status through September 30, 2020. After September 30, 2020, we expect our net revenue from PuraPly and PuraPly AM will decrease as they transition to the bundled payment structure. While we expect our net revenue from Non-PuraPly products will continue to increase, we cannot be certain that any such revenue increase will fully offset the revenue decrease from PuraPly products. We are not able to estimate the extent of the changes in revenue due to the uncertainties related to the impact from the COVID-19 pandemic, which could have material adverse effects on our revenue, especially to the extent that the pandemic persists or exacerbates over an extended period of time.

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

Loss on the extinguishment of debt—In March 2019, upon entering into the 2019 Credit Agreement, we paid an aggregate amount of $17.6 million associated with the termination of the ML Agreement, including unpaid principal, accrued interest and an early termination penalty. We recognized $1.9 million as loss on the extinguishment of the loan for the nine months ended September 30, 2019.

Gain on settlement of deferred acquisition consideration—In February 2020, we settled the dispute on the $5.0 million deferred purchase acquisition consideration with the sellers of NuTech Medical for $4.0 million and assumed from the sellers of NuTech Medical the responsibilities related to a legacy lawsuit of NuTech Medical. In connection with the settlement of this dispute, we recorded a gain of $1.3 million for the three months ended March 31, 2020. The assumed legacy lawsuit was settled in October 2020 and we recorded a gain of $1.0 million from the decrease in legal accrual for the three months ended September 30, 2020.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets and inherent in that, assess the likelihood of sufficient future taxable income. We also consider the expected reversal of deferred tax liabilities and analyze the period in which these liabilities would be expected to reverse to determine whether the taxable temporary difference amounts serve as an adequate source of future taxable income to support realizability of the deferred tax assets. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. Based on a consideration of the factors discussed above, including the fact that through the period ended September 30, 2020, our results reflected a three-year cumulative loss position, we have determined that a valuation allowance is necessary against the full amount of our net U.S. deferred tax assets, excluding alternative minimum tax credits. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides for an accelerated refund of the remaining alternative minimum tax credit (“AMT credit”) carryforward which was held as a deferred tax asset of $0.1 million as of December 31, 2019. The CARES Act modifications to the limitation on business interest expense and net operating loss provisions are not expected to have a material impact on our consolidated financial statement.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$100,799	$64,265	$231,491	$186,336
Cost of goods sold	22,964	19,131	61,799	55,557

Gross profit	77,835	45,134	169,692	130,779
Operating expenses:
Selling, general and administrative	51,146	49,475	150,261	147,325
Research and development	3,709	3,924	13,787	11,159

Total operating expenses	54,855	53,399	164,048	158,484

Income (loss) from operations	22,980	(8,265)	5,644	(27,705)

Other expense, net:
Interest expense, net	(2,969)	(2,427)	(8,391)	(6,392)
Loss on the extinguishment of debt	—	—	—	(1,862)
Gain on settlement of deferred acquisition consideration	951	—	2,246	—
Other income (expense), net	44	(1)	90	11

Total other expense, net	(1,974)	(2,428)	(6,055)	(8,243)

Net income (loss) before income taxes	21,006	(10,693)	(411)	(35,948)
Income tax expense	(72)	(48)	(134)	(108)

Net income (loss)	$20,934	$(10,741)	$(545)	$(36,056)

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

The following is a reconciliation of GAAP net income (loss) to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income (loss)	$20,934	$(10,741)	$(545)	$(36,056)
Interest expense, net	2,969	2,427	8,391	6,392
Income tax expense	72	48	134	108
Depreciation	956	792	2,749	2,553
Amortization	885	1,529	2,518	4,526

EBITDA	25,816	(5,945)	13,247	(22,477)

Stock-based compensation expense	486	242	1,164	700
Gain on settlement of deferred acquisition consideration (1)	(951)	—	(2,246)	—
Loss on extinguishment of debt (2)	—	—	—	1,862
Exchange offer transaction costs (3)	—	916	—	916
Recovery of certain notes receivable from related parties (4)	(1,111)	—	(1,111)	—
Other costs and expenses (5)	361	—	929	—

Adjusted EBITDA	$24,601	$(4,787)	$11,983	$(18,999)

(1)

The amounts reflect the gain recognized related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020 as well as the settlement of the assumed legacy lawsuit from the sellers of NuTech Medical in October 2020. See Note “15. Commitments and Contingencies”.

(2)	The amount reflects the loss recognized on the extinguishment of the Master Lease Agreement upon repayment.
(3)

The amount reflects legal, advisory and other professional fees incurred in the quarter ended September 30, 2019 related directly to the warrant exchange transactions in Note “12. Stockholders’ Equity”.

(4)	The amount reflects the collection of certain notes receivable from related parties previously reserved. See Note “16. Related Party Transactions”.
(5)	The amounts reflect the legal, advisory and other professional fees incurred in the three and nine months ended September 30, 2020 related directly to the CPN acquisition.

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$89,990	$54,310	$35,680	66%
Surgical & Sports Medicine	10,809	9,955	854	9%

Net revenue	$100,799	$64,265	$36,534	57%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$201,009	$157,365	$43,644	28%
Surgical & Sports Medicine	30,482	28,971	1,511	5%

Net revenue	$231,491	$186,336	$45,155	24%

Net revenue from our Advanced Wound Care products increased by $35.7 million, or 66%, to $90.0 million in the three months ended September 30, 2020 from $54.3 million in the three months ended September 30, 2019. Net revenue from our Advanced Wound Care products increased by $43.6 million, or 28%, to $201.0 million in the nine months ended September 30, 2020 from $157.4 million in the nine months ended September 30, 2019. The increase in Advanced Wound Care net revenue was primarily attributable to the expanded sales force, increased sales to existing and new customers and increased adoption of our amniotic product portfolio, including our Affinity product.

Net revenue from our Surgical & Sports Medicine products increased by $0.9 million, or 9%, to $10.8 million in the three months ended September 30, 2020 from $10.0 million in the three months ended September 30, 2019. Net revenue from our Surgical & Sports Medicine products increased by $1.5 million, or 5%, to $30.5 million in the nine months ended September 30, 2020 from $29.0 million in the nine months ended September 30, 2019. The increase in Surgical & Sports Medicine net revenue was primarily attributable to the expanded sales force and penetration of existing and new customer accounts, partially offset by postponement or cancellation of medical procedures as a result of COVID-19.

Included within net revenue is PuraPly revenue of $40.9 million and $31.8 million for the three months ended September 30, 2020 and 2019, respectively, and $102.0 million and $86.9 million for the nine months ended September 30, 2020 and 2019, respectively. PuraPly had pass-through status in both of the periods. The increase in PuraPly revenue in the three and nine month periods was due to the expanded sales forces and increased sales to existing and new customers.

Cost of goods sold, gross profit and gross profit margin

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Cost of goods sold	$22,964	$19,131	$3,833	20%

Gross profit	$77,835	$45,134	$32,701	72%

Gross profit%	77%	70%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Cost of goods sold	$61,799	$55,557	$6,242	11%

Gross profit	$169,692	$130,779	$38,913	30%

Gross profit%	73%	70%

Cost of goods sold increased by $3.8 million, or 20%, to $23.0 million in the three months ended September 30, 2020 from $19.1 million in the three months ended September 30, 2019. Cost of goods sold increased by $6.2 million or 11% to $61.8 million in the nine months ended September 30, 2020 from $55.6 million in the nine months ended September 30, 2019. The increase in cost of goods sold was primarily due to increased unit volumes, additional manufacturing and quality control headcount.

Gross profit increased by $32.7 million, or 72%, to $77.8 million in the three months ended September 30, 2020 from $45.1 million the three months ended September 30, 2019. Gross profit increased by $38.9 million, or 30%, to $169.7 million in the nine months ended September 30, 2020 from $130.8 million in the nine months ended September 30, 2019. The increase in gross profit resulted primarily from increased sales volume due to the strength in our Advanced Wound Care and Surgical & Sports Medicine products as well as a shift in product mix to our higher gross margin products.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Research and development	$3,709	$3,924	$(215)	(5%	)

Research and development as a percentage of net revenue	4%	6%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Research and development	$13,787	$11,159	$2,628	24%

Research and development as a percentage of net revenue	6%	6%

Research and development expenses decreased by $0.2 million, or (5%), to $3.7 million in the three months ended September 30, 2020 from $3.9 million in the three months ended September 30, 2019. The decrease was primarily due to delayed enrollment in trials and limited clinical spending due to the COVID-19. Research and development expenses increased by $2.6 million, or 24%, to $13.8 million in the nine months ended September 30, 2020 from $11.2 million in the nine months ended September 30, 2019. The increase in research and development expenses was primarily due to an increase in process development costs associated with a new contract manufacturer, increased headcount associated with our existing Advanced Wound Care and Surgical & Sports Medicine products, an increase in product costs associated with our pipeline products not yet commercialized and an increase in costs to move products through the regulatory pathway (e.g., seek BLA approval). The increase was partially offset by a decrease due to delayed enrollment in trials and limited clinical spending due to the COVID-19.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$51,146	$49,475	$1,671	3%

Selling, general and administrative as a percentage of net revenue	51%	77%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$150,261	$147,325	$2,936	2%

Selling, general and administrative as a percentage of net revenue	65%	79%

Selling, general and administrative expenses increased by $1.7 million, or 3%, to $51.1 million in the three months ended September 30, 2020 from $49.5 million in the three months ended September 30, 2019. The increase in selling, general and administrative expenses was primarily due to a $6.4 million increase related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, a $0.4 million increase in credit card processing fees due to increased collection and $0.2 million increase in royalties due to increased sales. These increases were partially offset by a $3.3 million decrease related to reduced travel and marketing programs amid travel restrictions in place due to the COVID-19, a $0.6 million decrease in amortization associated with intangible assets amortized using an accelerated method, a $0.6 million decrease in legal, consulting fees and other costs associated with the ongoing operations of our business and a $0.8 million decrease in bad debt primarily due to the collection of the previously reserved related party receivables.

Selling, general and administrative expenses increased by $2.9 million, or 2%, to $150.3 million in the nine months ended September 30, 2020 from $147.3 million in the nine months ended September 30, 2019. The increase in selling, general and administrative expenses was primarily due to a $10.5 million increase related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, a $2.0 million cancellation fee for certain product development and consulting agreements, and a $0.9 million increase in credit card processing fees due to increased collection. These increases were partially offset by a $6.4 million decrease related to reduced travel and marketing programs amid travel restrictions in place due to the COVID-19, a $1.4 million decrease in legal, consulting fees and other costs associated with the ongoing operations of our business, a $2.0 decrease in amortization associated with the intangible assets amortized using an accelerated method and a $0.8 million decrease in bad debt primarily due to the collection of the previously reserved related party receivables.

Other Expense, net

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Interest expense, net	$(2,969)	$(2,427)	$(542)	22%
Gain on settlement of deferred acquisition consideration	951	—	951	100%
Other income (expense), net	44	(1)	45	* *

Total other expense, net	$(1,974)	$(2,428)	$454	(19%)

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Interest expense, net	$(8,391)	$(6,392)	$(1,999)	31%
Loss on the extinguishment of debt	—	(1,862)	1,862	(100%)
Gain on settlement of deferred acquisition consideration	2,246	—	2,246	100%
Other income, net	90	11	79	* *

Total other expense, net	$(6,055)	$(8,243)	$2,188	(27%)

**	not meaningful

Other expense, net, decreased by $0.5 million, or 19%, to $2.0 million in the three months ended September 30, 2020 from $2.4 million in the three months ended September 30, 2019. The decrease is primarily due to a $1.0 million decrease in legal accruals related to the settlement of the assumed legacy lawsuit from the sellers of NuTech Medical in October 2020. We assumed the legacy lawsuit as part of the resolution of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020. The decrease was partially offset by a $0.5 million or 22% increase in interest expense resulting from the increased borrowings under the 2019 Credit Agreement.

Other expense, net, decreased by $2.2 million or 27% to $6.1 million in the nine months ended September 30, 2020 from $8.2 million in the nine months ended September 30, 2019. Interest expense, net, increased by $2.0 million or 31% primarily due to the increased borrowings under the 2019 Credit Agreement. The loss on the extinguishment of debt of $1.9 million for the nine months ended September 30, 2019 reflected the write-off of unamortized debt discount upon repayment of the Master Lease Agreement as well as early payment penalties in March 2019. The gain of $2.2 million for the nine months ended September 30, 2020 was related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020 as well as the decrease in legal accruals related to the settlement of a legacy lawsuit in October 2020. We assumed the legacy lawsuit from the sellers of NuTech Medical as part of the resolution of the aforementioned dispute.

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of September 30, 2020, we had $36.5 million in cash and $62.8 million in working capital. We expect that our cash on hand and other components of working capital as of September 30, 2020, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report. We continue to closely monitor ongoing developments in connection with the COVID-19 pandemic, which may negatively impact our commercial prospects, cash position and access to capital in fiscal 2020 or beyond. We will continue to assess our cash and other sources of liquidity and, if circumstances warrant, we will make appropriate adjustments to our operating plan. Please see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(19,475)	$(27,127)
Net cash used in investing activities	(16,354)	(2,776)
Net cash provided by financing activities	12,345	31,657

Net change in cash and restricted cash	$(23,484)	$1,754

Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities was $19.5 million, resulting from our net loss of $0.5 million and net cash used in connection with changes in our operating assets and liabilities of $28.6 million, partially offset by non-cash charges of $9.6 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $19.2 million, an increase in inventory of $7.8 million, an increase in prepaid expenses and other current assets of $2.3 million, and a decrease in accounts payable of $3.8 million, all of which were partially offset by an increase in accrued expenses and other liabilities of $4.4 million.

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

Investing Activities

During the nine months ended September 30, 2020, we used $16.4 million of cash in investing activities consisting of capital expenditures of $12.3 million, payment of $5.8 million related to the acquisition of CPN partially offset by notes receivable repayment of $1.7 million from our former executives.

During the nine months ended September 30, 2019, we used $2.8 million of cash in investing activities consisting of capital expenditures and an intangible asset purchase.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $12.3 million. This consisted primarily of $15.9 million in proceeds from our 2019 Credit Agreement, and $1.3 million in proceeds from the exercise of common stock options. The net cash provided by financing activities was partially offset by the payment of capital lease obligations of $1.8 million and the payment of $3.0 million related to the NuTech Medical deferred acquisition consideration.

During the nine months ended September 30, 2019, net cash provided by financing activities was $31.7 million. This consisted primarily of $56.1 million in net proceeds from the 2019 Credit Agreement, and $0.8 million in proceeds from the exercise of common stock warrants and options. The net cash provided by financing activities was partially offset by the payment of the put option on redeemable common stock of $6.8 million, repayment of the Master Lease Agreement of $17.6 million, and repayment of capital lease obligations of $0.9 million.

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

As of September 30, 2020, we were in compliance with the financial covenants under the 2019 Credit Agreement and we had outstanding borrowings under the Revolving Facility and Term Loan Facility of the 2019 Credit Agreement of $39.4 million and $60.0 million, respectively.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as of September 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Material Weaknesses on Internal Control over Financial Reporting

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, we identified the following material weakness that existed as of December 31, 2019 and continued to exist at September 30, 2020. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Because of the deficiencies noted above, in consultation with management, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of both December 31, 2019 and September 30, 2020, based on the criteria in Internal Control—Integrated Framework (2013) issued by COSO.

Plans for Remediation of Material Weakness

Management is currently taking actions to remediate the deficiencies in its internal controls over financial reporting and is implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. Although the Company has made significant progress in remediating the aforementioned deficiencies, management did not perform sufficient control testing to conclude that the material weakness was remediated and therefore some of the control deficiencies continued to exist as of September 30, 2020. Management is committed to remediating the material weakness described above and remediation efforts have continued in 2020. Management’s internal control remediation efforts include the following:

•

We began the implementation of a new company-wide enterprise resource planning system to provide additional systematic controls and segregation of duties for our accounting processes. We anticipate that the enterprise resource planning system will go live in the first half of 2021.

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

Changes in Internal Control Over Financial Reporting

Other than in connection with executing upon the implementation of the remediation plan outlined above, there were no changes in our internal control over financial reporting during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended September 30, 2020. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2019 or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Significant disruptions of our information technology systems or breaches of information security could adversely affect our business, results of operations and financial condition.

We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we have invested significantly in the protection of data and information technology, and will continue to do so, there can be no assurance that our efforts will prevent service interruptions or security breaches. For example, in August 2020, our information technology (“IT”) systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. We are investigating the incident, together with legal counsel and other incident response professionals. We do not believe that we have experienced any material losses related to the ransomware attack and were able to recover all data quickly, with only a minimal and temporary interruption to our business. While we have implemented measures to protect our data security and information technology systems, such measures may not prevent these events. Although we have cyber-insurance coverage that may cover certain events described above, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage. Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities.

Interruptions in the supply of our products or inventory loss may adversely affect our business, results of operations and financial condition.

Our products are manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture and storage of our products, subjects us to production risks. In addition to ongoing production risks, process deviations or unanticipated effects of approved process changes may result in non-compliance with regulatory requirements including stability requirements or specifications. Most of our products must be stored and transported within a specified temperature range. For example, if environmental conditions deviate from that range, our products’ remaining shelf-lives could be impaired or their safety and efficacy could be adversely affected, making them unsuitable for use. These deviations may go undetected. The occurrence of actual or suspected production and distribution problems can lead to lost inventories, and in some cases recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays and result in substantial additional expenses. Production of our Affinity product, for example, was suspended in the first quarter of 2019 due to production issues at one of our suppliers. Although our supplier has implemented certain corrective measures, we have determined that the current process does not meet our production standards. As a result, we identified an alternate supplier, and were only able to resume commercial-scale production in the second quarter of 2020. This disruption in supply resulted in reduced Affinity revenue. Although we were able to partially offset the lost Affinity revenue by increasing production of our other products, there can be no assurance that we will be able to do so in the event of any future suspensions or failures in the storage or manufacturing of Affinity, Dermagraft (including in connection with the expected suspension of manufacturing of Dermagraft in the fourth quarter of 2021) or our other products. Any future failure in the storage or manufacture of our products or loss in supply could result in a loss of our market share and negatively affect our revenues and operations.

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

COVID-19 is continuing to impact worldwide economic activity. Estimates for economic growth have been reduced and may have a corresponding effect on our sales activity. The virus has been declared a pandemic by the World Health Organization and has spread globally to over 180 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. We, like many employers in the United States, have required (with limited exceptions) employees to work from home or not come into their offices or facilities. We manufacture our non-amniotic products and use third-party manufacturers for our amniotic products and we use third-party raw material suppliers to support our internal manufacturing processes. Our manufacturing facilities have, thus far, remained operational as “essential” services under applicable regulatory orders. If our manufacturing capabilities or the manufacturing capabilities of our suppliers are impacted as a result of COVID-19, it may not be possible for us to timely manufacture relevant products at the required levels or at all. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, remote work may disrupt our operations or increase the risk of a cybersecurity incident.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 3, 2020, Albert Erani and Maurice Ades each resigned as a member of the Company’s board of directors effective immediately. Mr. Erani was also a member of the compensation committee. Neither Mr. Erani nor Mr. Ades resigned as a result of a disagreement with the Company on any matter relating to its operations, policies or practices.

On November 3, 2020, the board of directors elected David Erani, 32, to fill the vacancy created by Albert Erani’s resignation and Robert Ades, 47, to fill the vacancy created by Maurice Ades’ resignation. David Erani was nominated for election to the board of directors by his father, Albert Erani, and Robert Ades was nominated for election to the board of directors by his father, Alan Ades, pursuant to the terms of the Controlling Stockholders Agreement among the Company, Alan Ades, Albert Erani and Glenn Nussdorf, current and former members of the board of directors, together with Dennis Erani, Starr Wisdom and certain of their respective affiliates, who control a majority of the voting power of the Company’s outstanding Class A common stock. David Erani and Robert Ades will have the benefit of the Company’s standard form of indemnification agreement, but will not receive any compensation for their service on the board of directors.

In connection with these changes to the board’s composition, the board of directors appointed Art Leibowitz as a member of the compensation committee. Following Mr. Leibowitz’s appointment, the members of the compensation committee include Wayne Mackie (chair), Mr. Leibowitz and Alan Ades. The members of the audit committee are unchanged and include Mr. Leibowitz (chair), Mr. Mackie and Josh Tamaroff.

Item 6. Exhibits

Exhibit number	Description

3.1	Certificate of Incorporation of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

3.2	Bylaws of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

10.1	Separation Letter Agreement, dated August 24, 2020, between Organogenesis Holdings Inc. and Timothy M. Cunningham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 24, 2020)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document XBRL

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2020	Organogenesis Holdings Inc.

(Registrant)

/s/ Henry Hagopian
Henry Hagopian
Interim Chief Financial Officer

(Principal Financial and Accounting Officer)