Form 10-K/A
period 2020-12-31
Organogenesis Holdings Inc.
filed 2021-04-30
CIK 1661181

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

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $43.3 million, computed by reference to the closing sale price of the common stock as reported by the Nasdaq Capital Market on June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

The number of shares of the registrant’s common stock outstanding as of April 10, 2021 was 128,204,666.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANANTORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 originally filed on March 16, 2021 (the “Original Filing”) by Organogenesis Holdings Inc. (“ORGO”, the “Company”, “we”, or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2020.

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

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors as of April 1, 2021.

Name	Age	Position(s)
Gary S. Gillheeney, Sr.	66	Director, President and Chief Executive Officer
David C. Francisco	55	Chief Financial Officer
Patrick Bilbo	59	Chief Operating Officer
Lori Freedman	54	Vice President and General Counsel
Brian Grow	45	Chief Commercial Officer
Antonio S. Montecalvo	55	Vice President, Health Policy and Contracting
Alan A. Ades(1)	82	Director
Robert Ades	47	Director
David Erani	32	Director
Arthur S. Leibowitz(1)(2)	67	Director, Chair of Audit Committee
Wayne Mackie(1)(2)	72	Director, Chair of Compensation Committee
Glenn H. Nussdorf	66	Director
Joshua Tamaroff(2)	35	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.

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

David C. Francisco has served as our Chief Financial Officer since 2021. Prior to joining Organogenesis, he spent twenty years at PerkinElmer, Inc., most recently serving as Vice President and Treasurer from 2017 until 2021. Mr. Francisco also served as interim Chief Financial Officer of PerkinElmer’s Discovery and Analytical Sciences segment for part of 2017, and from 2014 until 2016 he served as Vice President and Treasurer of PerkinElmer, as a Financial and Planning Analysis leader at PerkinElmer and as Chief Financial Officer of PerkinElmer’s Human Health business. Mr. Francisco holds an M.B.A. in Finance from Bentley College and a B.S. in Industrial Engineering & Operations Research from the University of Massachusetts, Amherst.

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

Alan A. Ades has served as a member of our board of directors since 2003. Mr. Ades was a Co-founder and Principal Owner of A & E Stores, Inc., and served as its President and Chief Executive Officer from 1966 until it ceased business in 2019. Mr. Ades founded Rugby Realty Co., Inc. in 1980 and has served as its Principal since 1980. Mr. Ades served as a director of A & E Stores, Inc. from 1967 through 2019. Mr. Ades has a B.A. in Business Administration from the University of Michigan and an L.L.B. from New York University Law School. We believe Mr. Ades is qualified to serve on our board of directors due to his investment and financial experience as well as his expertise in business management. Mr. Ades is the father of Robert Ades.

Robert Ades has been a member of our board of directors since 2020. Mr. Ades has been a Principal of Rugby Realty Co., Inc. since 2005. Mr. Ades has over fifteen years of experience in commercial real estate. Mr. Ades received a B.A. in English Literature from the University of Michigan. We believe Mr. Ades is qualified to serve on our board of directors due to his business experience and the Ades family’s long term significant ownership interest in the Company. Mr. Ades is the son of Alan A. Ades.

David Erani has served as a member of our board of directors since 2020. Mr. Erani has served as a Senior Consultant for UIC Inc. since 2015. Mr. Erani received a B.A. in Mathematics and a B.S. in Physics from Johns Hopkins University. We believe Mr. Erani is qualified to serve on our board of directors due to his business experience and the Erani family’s long term significant ownership interest in the Company. Mr. Erani is the son of Albert Erani, a former director.

Glenn H. Nussdorf has served as a member of our board of directors since 2003. Mr. Nussdorf has served as Chief Executive Officer of Quality King Distributors, Inc., a distributor of health and beauty care products and prescription drugs, and its subsidiary QK Healthcare, Inc., since 1999. Previously, Mr. Nussdorf served as Chief Operating Officer of Quality King from 1997 to 1998 and as a Senior Vice President from 1994 to 1996. Mr. Nussdorf is also a major shareholder of Parlux Holdings, Inc. (formerly Perfumania Holdings, Inc.), a vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances. Since 2017, Mr. Nussdorf has also served as a member of the board of directors of Parlux Holdings, Inc. (formerly Perfumania Holdings, Inc.). We believe Mr. Nussdorf is qualified to serve on our board of directors due to his investment and financial experience as well as his expertise in business management.

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

Joshua Tamaroff has been a member of our board of directors since 2018. Mr. Tamaroff joined Avista in 2009 and serves as a Principal. Prior to joining Avista, Mr. Tamaroff worked as an Analyst in the leveraged finance group at Lehman Brothers and Barclays Capital. Mr. Tamaroff currently serves as a director of Cosette Pharmaceuticals, Inc., GCM Holding Corporation, Solmetex LLC and United BioSource Corporation, and previously served as a director of InvestorPlace Media, IWCO Direct, OptiNose, Inc. (NASDAQ: OPTN) and WideOpenWest, Inc. (NYSE: WOW). Mr. Tamaroff received a Bachelor of Science from Cornell University and a Master of Business Administration from the Wharton School of the University of Pennsylvania, where he was a Palmer Scholar. Mr. Tamaroff was selected to serve on our Board of Directors because of his private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings.

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

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that, during fiscal year 2020, our directors, executive officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements, except that, due to administrative errors, a Form 4 with respect to the exercise of a stock option by Mr. Montecalvo and a Form 3 with respect to Mr. Ades’ appointment as a director were not timely filed. These reports have been subsequently filed.

Controlled Company Exemption

The Company is a “controlled company” under the Nasdaq Stock Market (“Nasdaq”) listing rules because Alan A. Ades, Albert Erani and Glenn H. Nussdorf, current and former members of our board of directors, together with Dennis Erani, Starr Wisdom and certain of their respective affiliates, which we refer to collectively as the “Controlling Entities”, control over 50% of the voting power for the election of the Company’s directors. As a controlled company, the Company is not required to have and does not have (i) a majority of independent directors on its board of directors, (ii) a nominating/corporate governance committee composed entirely of independent directors or (iii) a compensation committee composed entirely of independent directors.

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

Compensation Committee

The Company has a standing compensation committee consisting of Mr. Mackie, its chairperson, Mr. Alan Ades and Mr. Leibowitz (who replaced Mr. Albert Erani as a member of the compensation committee in November 2020). The compensation committee is responsible for recommending to the board of directors the compensation philosophy and policies of the Company in general and for its executive officers in particular. The objectives of the Company’s senior management compensation program are to align compensation with business objectives, individual performance, and the interests of the Company’s stockholders; motivate and reward high levels of performance; recognize and reward the achievement of Company goals; and enable the Company to attract, retain, and reward the highest quality executive talent. Among other things, the compensation committee: (i) reviews and recommends for approval by the board of directors, executive officer compensation, including salary, bonus, and short term and long term incentive compensation levels (including equity compensation) and the corporate goals and objectives relevant to executive officer compensation; (ii) oversees the evaluation of the chief executive officer and other executive officers of the Company; (iii) retains a recognized independent compensation consultant (that meets certain independence factors) to assess the competitiveness of the Company’s compensation levels and practice applicable to the executive officers and directors of the Company; (iv) reviews and makes recommendations to the board of directors with respect to the Company’s employee benefit plans, including all incentive-compensation plans and equity-based plans; (v) reviews and makes recommendations to the board of directors with respect to the compensation of non-employee directors, committee chairpersons, and committee members, consistent with any applicable requirements of the Nasdaq rules; (vi) reviews any stockholder proposals related to compensation matters and makes recommendations to the board of directors regarding those proposals; (vii) prepares and approves for inclusion in the Company’s annual proxy statement and annual report on Form 10-K the report on executive compensation, if required by the rules of the Securities and Exchange Commission; (viii) to the extent that the Company is required to include a compensation discussion and analysis (CD&A) section in the Company’s Annual Report on Form 10-K or annual proxy statement, reviews and discusses with the Company’s management the CD&A, and based on such review and discussion, determines whether to recommend to the board of directors that the CD&A be so included; and (ix) reviews and discusses with management the Company’s plans and practices to provide that our compensation programs, plans or practices do not encourage employees to take unnecessary risk that could threaten the Company.

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

Pursuant to the terms of a Stockholders Agreement by and among Avista Capital Partners IV, L.P. and Avista Capital Partners IV (Offshore), L.P. (collectively, the “PIPE Investors”) and certain of the Controlling Entities, following the closing of our 2018 business combination, and at any time that and for so long as the PIPE Investors collectively own at least 7.5% of the outstanding shares of our Class A common stock that are then entitled to vote generally in the election of directors, certain rights accrue to the PIPE Investors. Those rights include the right to designate one individual for election to our board of directors, which individual shall be included as part of our slate of directors.

In connection with the closing of the 2018 business combination, we and the Controlling Entities entered into a Controlling Stockholders Agreement pursuant to which the Controlling Entities have the right to nominate an aggregate of four directors to our board of directors, with two directors designated by Alan A. Ades, one director to be designated by Albert Erani and one director to be designated by Glenn H. Nussdorf. The nomination rights shall exist for so long each individual (or, in the case of Albert Erani, together with Dennis Erani) beneficially owns at least 7.5% of our outstanding shares of Class A common stock. The Controlling Entities also agreed to vote their shares of our Class A common stock in support of such nominees, and appointed each of Alan A. Ades, Albert Erani and Glenn H. Nussdorf as his or her attorney-in-fact in connection with the matters contemplated by the Controlling Stockholders Agreement.

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

In connection with its recommendations to the board of directors, the compensation committee periodically retains an independent compensation consultant to assess the competitiveness of the Company’s compensation levels and practice applicable to the Company’s executive officers. Nonetheless, the determinations made by the members of our compensation committee and board of directors are guided to a significant degree by their collective judgment and experience. During fiscal year 2020, the compensation committee engaged Pearl Meyer & Partners, LLC as an independent compensation consultant to advise on executive officer and board compensation.

Our compensation committee and board of directors has reviewed our compensation programs and believes that our compensation programs have not encouraged or rewarded excessive or inappropriate risk taking.

Summary Compensation Table for Fiscal Year 2020

The following table sets forth information regarding compensation earned by our President and Chief Executive Officer and our two next most highly paid executive officers who served during fiscal year 2020. We refer to these individuals as our named executive officers, or NEOs.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Stock Awards ($)(2)	Bonus ($)(3)	Non-Equity Incentive Plan Compensation($)(4)	All Other Compensation ($)(5)	Total ($)
Gary S. Gillheeney, Sr.	2020	823,174	603,344	296,288	690,326	—	68,403	2,481,535
President and Chief Executive Officer	2019	819,371	—	—	537,068	—	81,013	1,437,452
Patrick Bilbo	2020	397,256	232,926	114,358	284,271	—	37,783	1,066,594
Chief Operating Officer	2019	352,155	—	—	91,973	—	44,900	489,028
Brian Grow	2020	362,447	223,029	109,160	278,500	—	34,277	1,007,413
Chief Commercial Officer	2019	305,101	—	—	—	261,515	39,184	605,800

(1)

Represents the grant date fair value of option awards granted in fiscal year 2020 in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“ASC 718”). See Note 15 of the notes to our financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts.

(2)

Represents the fair value of restricted stock unit awards granted in fiscal year 2020 in accordance with ASC 718. See Note 15 of the notes to our financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts.

(3)	The amounts reported in this column for fiscal 2019 and 2020 represent the discretionary bonuses earned by our NEOs.

(4)	“Non-Equity Incentive Plan Compensation” includes incentive bonuses paid to Mr. Grow based on the achievement of certain sales results in each of fiscal 2019 and 2020.
(5)	“All Other Compensation” for fiscal 2020 includes:

(i) for Mr. Gillheeney, (a) $36,096 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $14,995, (c) $12,661 representing the cost of group term life insurance, (d) $1,087 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $768 and (f) $2,796 representing employer matching contributions under our 401(k) plan;

(ii) for Mr. Bilbo, (a) $16,905 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $7,023, (c) $3,480 representing the cost of group term life insurance, (d) $1,289 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $536 and (f) $8,550 representing employer matching contributions under our 401(k) plan; and

(iii) for Mr. Grow, (a) $19,491 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $6,274, (c) $1,052 representing the cost of group term life insurance, (d) $1,129 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $364 and (f) $5,967 representing employer matching contributions under our 401(k) plan.

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

(ii) for Mr. Bilbo, (a) $18,890 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $12,645, (c) $3,221 representing the cost of group term life insurance, (d) $1,237 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $507 and (f) $8,400 representing employer matching contributions under our 401(k) plan; and

(iii) for Mr. Grow, (a) $20,603 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $10,762, (c) $641 representing the cost of group term life insurance, (d) $1,072 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on the amount specified in (d) above of $421 and (f) $5,685 representing employer matching contributions under our 401(k) plan.

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

Agreement with Mr. Gillheeney

We entered into an employment agreement with Mr. Gillheeney, dated February 1, 2007. The agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2021, Mr. Gillheeney’s annual base salary was increased from $800,000 to $825,000, and he is currently eligible to receive a target annual performance bonus of 97% of his base salary. In August 2018 our board of directors agreed that if Mr. Gillheeney is terminated involuntarily without cause or he resigns with good reason, these terms as defined in the employment agreement, he is entitled to the following (subject to his execution of a release in form and substance reasonably satisfactory to us): (i) his then current annual base salary payable in 12 equal monthly installments, (ii) a continuation of benefit coverage for one (1) year, (iii) executive outplacement services with a mutually agreeable outplacement provider for up to one (1) year. In the event of a change of control (as defined in the employment agreement), all outstanding and unvested options shall immediately accelerate and become fully vested and exercisable in full, provided that either (a) Mr. Gillheeney is an employee at the time of the change of control and his employment terminates for any reason within six months after the change of control or (b) Mr. Gillheeney’s employment is terminated by us without cause or by him for good reason, in either case within six months prior to the change of control.

Agreement with Mr. Bilbo

We entered into an employment letter agreement with Mr. Bilbo, dated February 14, 2017. The letter agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2021, Mr. Bilbo’s annual base salary was increased from $400,000 to $428,000 and he is currently eligible to receive a target annual performance bonus of 70% of his base salary.

Agreement with Mr. Grow

We entered into an employment letter agreement with Mr. Grow, dated May 9, 2017. The letter agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2021, Mr. Grow’s annual base salary was increased from $370,000 to $410,000 and he is currently eligible to receive a target annual performance bonus of 59% of his base salary. For fiscal year 2019, as noted above, Mr. Grow received a bonus based on the achievement of certain sales results. The target bonus that Mr. Grow received for 2020 replaced his prior bonus structure that was based on achieving certain sales results.

Change in Control Arrangements

Our board of directors has approved in principle putting in place change in control agreements with our executive officers and independent board members. The change in control agreements will include so-called double trigger severance and equity acceleration for executive officers and equity acceleration for independent directors. The change in control agreements are subject to finalization of documentation and final approval by our compensation committee.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) exercisable		Number of Securities Underlying Unexercised Options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Option Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Gary S. Gillheeney, Sr.	704,410		—		0.99	7/24/2023	7/24/2013
	664,804		—		0.99	8/21/2024	8/21/2014
	1,637,631		—		0.99	12/8/2024	12/8/2014
	—		580,842	(2)	4.04	4/22/2030	4/22/2020
								88,181	664,003
Patrick Bilbo	30,450		—		1.44	2/21/2028	2/21/2018
	152,250		—		1.18	4/22/2030	4/22/2020
	92,476	(3)	49,624		3.46	5/4/2027	5/4/2017
	61,804	(4)	39,696		3.46	5/4/2027	5/4/2017
	—		224,185	(2)	4.04	4/22/2030	4/22/2020
								34,035	256,284
Brian Grow	958		—		1.44	10/17/2021	10/17/2011
	805		—		1.46	8/21/2022	8/21/2012
	805		—		4.49	7/17/2023	7/17/2013
	30,450		—		1.18	4/10/2024	4/10/2014
	958		—		1.24	1/12/2025	1/12/2015
	4,060		—		2.47	8/11/2025	8/11/2015
	81,760	(3)	20,440		3.46	5/4/2027	5/4/2017
	24,360	(4)	36,540		3.46	5/4/2027	5/4/2017
	—		213,995	(2)	4.04	4/22/2030	4/22/2020
								32,488	244,635

(1)

The market values of the awards set forth in this table are based on the number of awards shown multiplied by the closing price of our common stock on December 31, 2020 ($7.53), as reported by the Nasdaq Capital Market.

(2)	The option becomes exercisable in equal annual installments over four years beginning April 1, 2020, subject to continued employment.
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

Director Compensation

Our board of directors has approved a compensation program under which our independent directors (currently Messrs. Leibowitz, Mackie and Tamaroff) are entitled to receive the following annual retainer and committee fees for their service as directors:

•	for service as a director, an annual retainer of $50,000 (increased from $45,000 effective April 1, 2020);

•	for service as a chair of the audit committee, $105,000;

•	for service as a member of the audit committee or the compensation committee other than as chair, $10,000; and

•	for service as a chair of the compensation committee, $95,000.

Retainer and committee fees are paid in arrears. Our independent directors received an option award with respect to 30,000 shares of our Class A common stock in connection with their initial election to our board of directors in December 2018, which vests annually over three years, subject to continued service. We planned also to make an annual option grant to each of our independent directors with respect to 20,000 shares of our Class A common stock, vesting annually over three years, subject to continued service. However, our board of directors decided instead to make discretionary equity grants to our independent directors each year. Those discretionary grants consisted of the following equity awards to each independent director: (1) a grant in April 2020 of 18,564 restricted stock units, which vested on April 1, 2021; (2) a grant in February 2021 of 6,318 restricted stock units, which will vest on April 1, 2022, subject to continued service; and (3) a grant in February 2021 of 5,482 restricted stock units, which will vest on February 16, 2022, subject to continued service. All non-employee directors are reimbursed for customary business expenses incurred in connection with attending board and committee meetings.

The following table sets forth information regarding compensation awarded to, earned by or paid to our non-employee directors in connection with their service for the year ended December 31, 2020. We do not pay any compensation to our President and Chief Executive Officer in connection with his service on our board of directors. See “Executive Compensation” for a discussion of the compensation of Mr. Gillheeney.

Name	Fees earned or paid in cash ($)(1)	Stock awards($)(2)	Total ($)
Alan A. Ades	—	—	—
Maurice Ades(3)	—	—	—
Robert Ades	—	—	—
Albert Erani(4)	—	—	—
David Erani	—	—	—
Arthur S. Leibowitz	160,000	62,375	222,375
Wayne Mackie	160,000	62,375	222,375
Glenn H. Nussdorf	—	—	—
Joshua Tamaroff	57,500	62,375	119,875

(1)	Represents amount earned or paid for service as a director during fiscal year 2020.
(2)

Represents the grant date fair value of restricted stock unit awards granted in fiscal year 2020 in accordance with ASC 718. See Note 15 of the notes to our financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant, April 22, 2020.

(3)	Mr. Maurice Ades resigned as a member of our board of directors in November 2020 and was replaced by Mr. Robert Ades.
(4)	Mr. Albert Erani resigned as a member of our board of directors in November 2020 and was replaced by Mr. David Erani.

The table below shows the aggregate number of option awards held as of December 31, 2020 by each of our current non-employee directors who was serving as of that date.

Name	Number of Shares Underlying Options Outstanding at December 31, 2020	Stock Awards Outstanding at December 31, 2020(1)
Alan A. Ades	—	—
Maurice Ades(2)	—	—
Robert Ades
Albert Erani(3)	—	—
David Erani
Arthur S. Leibowitz	30,000	18,564
Wayne Mackie	30,000	18,564
Glenn H. Nussdorf	—	—
Joshua Tamaroff	30,000	18,564

(1)	Represents restricted stock unit awards granted in fiscal year 2020. The restricted stock units vested in full on April 1, 2021.
(2)	Mr. Maurice Ades resigned as a member of our board of directors in November 2020 and was replaced by Mr. Robert Ades.
(3)	Mr. Albert Erani resigned as a member of our board of directors in November 2020 and was replaced by Mr. David Erani.

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

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of April 10, 2021, by:

•	each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 10, 2021 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 128,204,666 shares of our common stock outstanding as of April 10, 2021. The number of outstanding shares beneficially owned by each stockholder below was obtained from the most recent publicly filed information, as applicable.

Name and Address of Beneficial Owner(1)	Number of Shares	Right to Acquire	Total	Percentage of Shares Outstanding
Organo PFG LLC and affiliated entities(2)	34,986,622	—	34,986,622	27.3%
Avista Capital Partners IV, L.P. and affiliated entities(3)	29,924,515	—	29,924,515	23.3%
Michael W. Katz(4)	1,455,962	40,000	1,495,962	1.2%
Controlling Entities(5)	68,594,976	—	68,594,976	53.5%
Gary S. Gillheeney, Sr.	14,155	3,152,056	3,166,211	2.4%
Alan A. Ades(6)	45,162,394	—	45,162,394	35.2%
Robert Ades	—	—	—	—
David Erani	—	—	—	—
Arthur S. Leibowitz	30,507	20,000	50,507	*
Wayne Mackie	200,000	20,000	220,000	*
Glenn H. Nussdorf(7)	14,938,663	—	14,938,663	11.7%
Joshua Tamaroff	18,564	20,000	38,564	*
Patrick Bilbo	66,912	413,326	480,238	*
Brian Grow	9,424	209,835	219,259	*
All directors and executive officers as a group (13 individuals)(8)	60,488,570	4,092,803	64,581,373	48.8%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Organogenesis Holdings Inc., 85 Dan Road, Canton, Massachusetts 02021.
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

(3)

Consists of: (i) 14,476,717 shares of Class A common stock held by Avista Capital Partners IV, L.P., (ii) 14,399,107 shares of Class A common stock held by Avista Capital Partners (Offshore) IV, LP and (iii) 1,048,691 shares of Class A common stock held by Avista Acquisition Corp. (“Sponsor”). Avista Capital Managing Member IV, LLC exercises voting and dispositive power over the shares held by Avista Capital Partners IV, L.P. and Avista Capital Partners IV (Offshore), L.P. Voting and disposition decisions at Avista Capital Managing Member IV, LLC are made by an investment committee, the members of which are Thompson Dean, David Burgstahler, Robert Girardi and Sriram Venkataraman. None of the foregoing persons has the power individually to vote or dispose of any shares; however, Messrs. Dean and Burgstahler have veto rights over the voting and disposition of any shares. Messrs. Dean and Burgstahler are managers of Avista Acquisition, LLC, the sole shareholder of the Sponsor, and may therefore be deemed to beneficially own the securities held by the Sponsor. Messrs. Dean and Burgstahler disclaim beneficial ownership of the securities held by the Sponsor except to the extent of their pecuniary interest therein. Mr. Dean and Mr. Burgstahler each disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest. The address of each of the foregoing is c/o Avista Capital Partners, 65 E. 55th Street, 18th Floor, New York, New York 10022. This information is based solely on an Amendment to Schedule 13D filed on November 19, 2020 and a Form 4 filed on November 24, 2020.

(4)

Consists of: (i) 37,282 shares of Class A common stock, (ii) 1,418,680 shares of Class A common stock (the “Trust Shares”) held by the GN 2016 Family Trust u/a/d August 12, 2016 (the “Trust”) and (iii) 40,000 shares of Class A common stock underlying stock options that are exercisable as of April 10, 2021 or will become exercisable within 60 days after such date. Mr. Katz is the trustee of the Trust, a stockholder of the issuer that is a member of a group holding over 10% of the outstanding shares of Class A common stock of the issuer for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Mr. Katz exercises voting and investment control over the Trust Shares, but Mr. Katz does not have a pecuniary interest in the Trust Shares.

(5)

Alan A. Ades, Albert Erani, Glenn H. Nussdorf, Dennis Erani, Starr Wisdom and certain of their respective affiliates, including Organo PFG LLC, Organo Investors LLC, Dennis Erani 2012 Issue Trust, Alan Ades as Trustee of the Alan Ades 2014 GRAT, Albert Erani Family Trust dated 12/29/2012, GN 2016 Family Trust u/a/d August 12, 2016 and GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016, who we refer to collectively as the Controlling Entities, control a majority of the voting power of the outstanding Class A common stock. The Controlling Entities reported that they hold their shares of our stock as part of a group (as defined in Section 13(d)(3) of the Exchange Act) for the purposes of reporting beneficial ownership of the Company’s securities in an Amendment to Schedule 13D filed on November 19, 2020 and a Form 4 filed on February 16, 2021.

(6)

Consists of (i) 8,685,993 shares of Class A common stock, (ii) 1,489,779 shares of Class A common stock held by Alan Ades as Trustee of the Alan Ades 2014 GRAT, (iii) 32,134,638 shares of Class A common stock held by Organo PFG LLC and (iv) 2,851,984 shares of Class A common stock held by Organo Investors LLC. Mr. Ades exercises voting and investment power over the shares of Class A common stock held by Alan Ades as Trustee of the Alan Ades 2014 GRAT, Organo PFG LLC and Organo Investors LLC. Mr. Ades disclaims beneficial ownership of the shares of Class A common stock held by each of Alan Ades as Trustee of the Alan Ades 2014 GRAT, Organo PFG LLC and Organo Investors LLC, except to the extent of his pecuniary interest therein.

(7)

Consists of (i) 2,758,663 shares of Class A common stock, (ii) 1,418,680 shares of Class A common stock held by the Trust and (iii) 10,761,320 shares of Class A common stock held by GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016. Mr. Nussdorf exercises voting and investment power over the shares of Class A common stock held by GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016. Mr. Michael Katz, as trustee, exercises and Mr. Nussdorf may be deemed to exercise voting and investment power over the shares of Class A common stock held by the Trust. Mr. Nussdorf disclaims beneficial ownership of the shares of Class A common stock held by GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016, except to the extent of his pecuniary interest therein, and each of Mr. Nussdorf and Mr. Katz disclaims beneficial ownership of the shares of Class A common stock held by the Trust, except to the extent of his pecuniary interest therein. The address of each of the foregoing (other than Mr. Katz) is 35 Sawgrass Drive, Bellport, NY 11713.

(8)	As to disclaimers of beneficial ownership, see footnotes (2), (6) and (7) above.

We have one equity compensation plan under which awards are currently authorized for issuance, the Organogenesis Holdings Inc. 2018 Equity Incentive Plan, or 2018 Plan. In connection with the consummation of the business combination in December 2018, our board of directors discontinued any new issuances under the Organogenesis Inc. 2003 Stock Incentive Plan, or 2003 Plan. If options outstanding under the 2003 Plan expire unexercised, they will not become available for future issuance. Both the 2018 Plan and the 2003 Plan were approved by our stockholders. The following table provides information regarding securities authorized for issuance as of December 31, 2020 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of outstanding restricted stock units		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	6,620,318	(1)	$2.33	9,198,996	(2)
Equity compensation plans not approved by security holders	—		$—	—
Total	6,620,318		$2.33	9,198,996

(1)	Consists of shares of our Class A common stock issuable upon exercise of outstanding options issued under the 2018 Plan and the 2003 Plan.
(2)	Consists of shares of our Class A common stock reserved for future issuance under the 2018 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act and the policy, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person (including our executive officers, directors and 5% stockholders, as well as specified members of the family or household of any of these individuals or stockholders), had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee (composed of Mr. Leibowitz, Mr. Mackie and Mr. Tamaroff, our independent directors), but only those independent directors who are disinterested, is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. All of the transactions described in this section that occurred prior to the closing of the business combination on December 10, 2018 occurred prior to the adoption of this policy. The disclosure below covers related party transactions that have occurred since January 1, 2019.

Agreements with Our Stockholders and Directors

Leases with the Controlling Entities

The buildings we occupy in Canton, Massachusetts are owned by entities that are controlled by Alan Ades, Albert Erani, Dennis Erani and Glenn Nussdorf. These entities are: 65 Dan Road SPE, LLC; 65 Dan Road Associates; 85 Dan Road Associates; Dan Road Associates; Dan Road Equity I, LLC; and 275 Dan Road SPE, LLC. Mr. Nussdorf, Mr. Alan Ades and Mr. Albert Erani are current and former members of our board of directors. Mr. Albert Erani is the father of Mr. David Erani and Mr. Alan Ades is the father of Mr. Robert Ades, each a member of our board of directors. Mr. Alan Ades and Mr. Albert Erani are first cousins. Together, Mr. Alan Ades, Mr. Albert Erani, Mr. Dennis Erani and Mr. Nussdorf and certain of their respective affiliates control a majority of the voting power of our outstanding Class A common stock. We refer to them as the Controlling Entities. Payment of the accrued, unpaid rent due under each of the leases with the Controlling Entities described below is subordinated to our obligations to Silicon Valley Bank pursuant to the terms of our March 2019 credit facility with Silicon Valley Bank.

On January 1, 2013, we entered into a capital lease with 65 Dan Road SPE, LLC related to the facility at 65 Dan Road, Canton, Massachusetts. Organogenesis made aggregate payments under the lease of $852,800 and $858,800 in 2019 and 2020, respectively. As of December 31, 2020, we had accrued, unpaid rent of $1,046,060 due under the lease. Under the lease, we were required to make monthly rent payments of approximately $62,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $69,000 per month and will increase by 10% on January 1, 2022 to approximately $75,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022.

On January 1, 2013, we entered into a capital lease with 85 Dan Road Associates related to the facility at 85 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $1,072,400 and $1,083,600 in 2019 and 2020, respectively. As of December 31, 2020, we had accrued, unpaid rent of $2,222,756 due under the lease. Under the lease, we were required to make monthly rent payments of $77,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $85,000 per month and will increase by 10% on January 1, 2022 to approximately $93,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022.

On January 1, 2013, we entered into a capital lease with Dan Road Equity I, LLC related to the facility at 150 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $1,316,450 and $1,328,060 in 2019 and 2020, respectively. As of December 31, 2020, we had accrued, unpaid rent of $2,003,909 due under the lease. Under the lease, we were required to make monthly rent payments of approximately $95,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $105,000 per month and will increase by 10% on January 1, 2022 to approximately $115,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022.

On January 1, 2013, we entered into capital lease arrangements with 275 Dan Road SPE, LLC for the property located on 275 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $1,263,846 and $1,267,200 in 2019 and 2020, respectively. As of December 31, 2020, we had accrued, unpaid rent of $5,062,788 due under the lease. Under the lease, we were required to make monthly rent payments of approximately $92,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $101,000 per month and will increase by 10% on January 1, 2022 to approximately $111,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022.

On August 6, 2019, we entered into a Letter Agreement (the “Letter Agreement”) with Dan Road Associates LLC, 85 Dan Road Associates LLC, 275 Dan Road SPE LLC and 65 Dan Road SPE LLC (collectively, the “Landlords”) pursuant to which we agreed that each Landlord shall be entitled to receive interest on the accrued but unpaid rent obligations under the leases described above as of March 14, 2019, which totaled $10,335,513.47 (the “Lease Debt”) for the period commencing April 1, 2019. The interest on the Lease Debt accrues at a rate per annum equal to the greater of (A) the prime rate plus three and three-quarters of one percent (3.75%) and (B) nine and one-quarter of one percent (9.25%), which is the rate applicable to the term loans under that certain Credit Agreement dated as of March 14, 2019, as amended (the “Credit Agreement”), among us, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent (the “Administrative Agent”). Pursuant to the terms of that certain Subordination Agreement, dated as of March 14, 2019 (the “Subordination Agreement”), among the Landlords and the Administrative Agent, the Landlords agreed to subordinate all of our obligations to the Landlords (including, without limitation, rent, interest, fees, charges, expenses, costs, professional fees and expenses, and reimbursement obligations) existing as of March 14, 2019, in each case in respect of the Lease Debt. Pursuant to the Subordination Agreement, we will not pay all or any part of the Lease Debt until the Senior Debt (as defined in the Subordination Agreement) has been fully paid. Accrued interest on the Lease Debt is payable in cash on the date when the Lease Debt is repaid (as to the principal amount so repaid) and shall not itself bear interest. As of December 31, 2020, accrued and unpaid interest under the Letter Agreement was equal to $1,673,009.

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

Gary Gillheeney, Jr., our Senior Manager, Customer Service, is a child of Gary S. Gillheeney, Sr., our President and Chief Executive Officer, and he received total compensation of (i) $122,049 in fiscal 2019 and (ii) $131,938 in fiscal 2020. James Gillheeney, one of our Tissue Regeneration Specialists, is also a child of Gary S. Gillheeney, Sr. and he received total compensation of (i) $225,976 in fiscal 2019 and (ii) $184,092 in fiscal 2020.

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

Avista Fee Letter Agreements

On November 19, 2019, we entered into a fee letter agreement (the “2019 Letter Agreement”) with Avista Capital Partners IV, L.P. (“Avista IV”), Avista Capital Partners (Offshore) IV, L.P. (“Avista IV Offshore” and together with Avista IV, the “Avista Funds”) and Avista Capital Holdings, L.P., an affiliate of the Avista Funds (the “Management Company”), pursuant to which we agreed to pay the Management Company a fee in consideration for certain services rendered in connection with investments in the Company made by the Avista Funds in the Company’s public offering of Class A common stock that closed on November 26, 2019. Pursuant to the 2019 Letter Agreement, the Company was required to pay the Management Company a fee in an amount equal to the portion of the aggregate gross proceeds of the investments sold to the Avista Funds multiplied by a rate equal to the rate of the Underwriters’ discount or spread in such public offering without giving effect to any investments sold to the Avista Funds (the “2019 Fee”). In connection with the public offering, the Avista Funds purchased 6,000,000 shares of Class A common stock and we paid a 2019 Fee equal to approximately $1.7 million. Joshua Tamaroff, one of our directors, is an employee of the Management Company to which the Company paid the Fee.

On November 12, 2020, we entered into a fee letter agreement (the “2020 Letter Agreement”) with Avista IV, Avista IV Offshore and the Management Company, pursuant to which we agreed to pay the Management Company a fee in consideration for certain services rendered in connection with investments in the Company made by the Avista Funds in the Company’s public offering of Class A common stock that closed on November 17, 2020. Pursuant to the 2020 Letter Agreement, the Company was required to pay the Management Company a fee in an amount equal to the portion of the aggregate gross proceeds of the investments sold to the Avista Funds multiplied by a rate equal to the rate of the Underwriters’ discount or spread in such public offering without giving effect to any investments sold to the Avista Funds (the “2020 Fee”). In connection with the public offering, the Avista Funds purchased 4,272,657 shares of Class A common stock and we paid a 2020 Fee equal to approximately $0.8 million. Joshua Tamaroff, one of our directors, is an employee of the Management Company to which the Company paid the 2020 Fee.

Participation in our November 2020 Public Offering

In addition to the shares of Class A common stock purchased by the Avista Funds described above, certain of our directors, 5% stockholders and their respective affiliates purchased shares of our Class A common stock in our November 2020 public offering at the public offering price. The following table sets forth the number of shares of our Class A common stock purchased by our directors, 5% stockholders and their respective affiliates and the aggregate purchase price paid for such shares. With respect to the shares purchased by the parties in the table below, the underwriters agreed to reimburse us for the discounts and commissions payable with respect to such shares.

	Shares of Class A Common Stock Purchased	Aggregate Cash Purchase Price
Alan Ades(1)	486,000	$1,579,500.00
Michael Katz	20,829	$67,694.25
Arthur Leibowitz	6,943	$22,564.75
Wayne Mackie	42,726	$138,859.50
Robert Harry Erani Frick Trust(2)	347,153	$1,128,247.25

(1)	Includes shares purchased by Mr. Ades as agent for and for the benefit of one of his sons and an entity that is managed by Mr. Ades’ son-in-law.
(2)	An affiliate of Dennis Erani, a member of the Controlling Entities.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee engaged RSM US LLP to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2020. RSM US LLP also served as our registered public accounting firm for the fiscal year ended December 31, 2019.

Audit and Other Fees

The following is a summary of the fees for professional services rendered by RSM US LLP, our independent registered public accounting firm, for fiscal years 2019 and 2020.

Fee Category	Fiscal 2020	Fiscal 2019
Audit fees	$670,425	$652,898
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	8,075

Total fees	$670,425	$660,973

Audit fees. Audit fees consist of fees and related expenses billed for professional services rendered for the audit of the financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements and include fees for professional services rendered in connection with quarterly and annual reports. The audit fees for fiscal years 2020 and 2019 also include fees and related expenses associated with the issuance of consents by our independent registered public accounting firm to be named in our registration statements and to the use of their audit report in the registration statements.

All other fees. All other fees represent fees related to option valuation services provided in connection with the closing of the business combination.

Pre-Approval Policies and Procedures

Our audit committee’s pre-approval policies or procedures do not allow our management to engage RSM US LLP to provide any specified services without specific audit committee pre-approval of the engagement for those services. All of the services provided by RSM US LLP during fiscal years 2019 and 2020 were pre-approved.

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

(3) Index to Exhibits.

Exhibit No.	Exhibit

2.1	Merger Agreement, dated August 17, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc. and Organogenesis Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 17, 2018)

2.2	Amendment No. 1 to Merger Agreement, dated October 5, 2018, by and among Avista Healthcare Public Acquisition Corp., Avista Healthcare Merger Sub, Inc. and Organogenesis Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on October 9, 2018)

2.3	Agreement and Plan of Merger dated as of March 18, 2017 by and among Organogenesis Inc., Prime Merger Sub, LLC, Nutech Medical, Inc., Howard P. Walthall, Jr., Gregory J. Yager, Kenneth L. Horton and Kenneth L. Horton, as representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

3.1	Certificate of Incorporation of ORGO (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

3.2	Bylaws of ORGO (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

4.1	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 9, 2020)

10.1	Amended and Restated Registration Rights Agreement dated as of December 10, 2018 among ORGO, Avista Acquisition Corp., Avista Capital Partners Fund IV L.P., Avista Capital Partners Fund IV (Offshore), L.P., and certain holders of Organogenesis Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.2	Stockholders Agreement dated as of December 10, 2018 among ORGO, Avista Capital Partners Fund IV L.P., Avista Capital Partners Fund IV (Offshore), L.P., and certain holders of Organogenesis Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.3†	License and Services Agreement, dated as of September 14, 2011, by and between Organogenesis Inc. and Net Health Systems, Inc., as amended by that certain First Amendment dated as of March 31, 2013, Second Amendment dated as of July 22, 2014, Third Amendment dated as of March 13, 2015 and Fourth Amendment dated as of August 17, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.4	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 65 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.5	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 85 Dan Road Associates, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.6	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and Dan Road Equity I, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.7	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 275 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.8	Lease Agreement dated as of March 6, 2017 by and between Organogenesis Inc. and ARE-10933 North Torrey Pines, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.9	Sublease Agreement dated as of March 18, 2014 by and between Organogenesis Inc. and Shire Holdings US AG, as amended by that certain First Amendment to Sublease dated as of January 13, 2017, as amended by that certain Second Amendment to Sublease dated as of January 25, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.10	Lease Agreement, dated as of June 5, 2012, by and between Organogenesis Switzerland GmbH and Stiftung Regionales Gründerzentrum Reinach, as amended by that certain Supplement No. 1 dated May 9, 2017 and that certain Supplement No. 2 dated May 9, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.11	Lease Agreement, dated as of January 1, 2014, by and between Oxmoor Holdings, LLC and Prime Merger Sub, LLC (as successor-in-interest to Nutech Medical, Inc.) (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.12	Standard Industrial/Commercial Multi-Tenant Lease—Net, dated as of March 7, 2011, by and among Liberty Industrial Park and Organogenesis Inc., as amended by that certain First Amendment dated as of April, 2013, Second Amendment dated as of April 19, 2015, and Third Amendment dated as of March 9, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.13‡	Amended and Restated Key Employee Agreement dated as of February 1, 2007 by and between Organogenesis Inc. and Gary Gillheeney (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.14‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Patrick Bilbo (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.15‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Antonio Montecalvo (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.16‡	Employee Letter Agreement dated as of January 19, 2018 by and between Organogenesis Inc. and Lori Freedman (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.17‡	Employee Letter Agreement dated as of May 9, 2017 by and between Organogenesis Inc. and Brian Grow (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.18	Credit Agreement dated March 14, 2019 between the Company, Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 14, 2019)

10.19	Amended and Restated Subordination Agreement dated as of August 6, 2019 by and among Dan Road Associates LLC, 85 Dan Road Associates LLC, 275 Dan Road SPE LLC, 65 Dan Road SPE LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 8, 2019)

10.20	Letter Agreement dated as of August 6, 2019 by and among Organogenesis Inc., Dan Road Associates LLC, 85 Dan Road Associates LLC, 275 Dan Road SPE LLC and 65 Dan Road SPE LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 8, 2019)

10.21‡	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.22‡	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.23‡	Form of Non-Statutory Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.24‡	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.25‡	Form of Incentive Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.26‡	Form of Non-Statutory Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.27‡	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.28†	Settlement and License Agreement effective as of October 25, 2017 by and among Organogenesis Inc., RESORBA Medical GmbH, and Advanced Medical Solutions Group plc (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement in Form S-4 (File No. 333-227090) filed with the SEC on October 9, 2018)

10.29	Amended and Restated Code of Ethics and Conduct of ORGO adopted on December 10, 2018 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.30	Controlling Stockholders Agreement dated as of December 10, 2018 by and among ORGO and the Controlling Entities (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.31	Exchange Agreement, dated August 17, 2018, by and among Avista Healthcare Public Acquisition Corp. and certain lenders listed on Schedule A therein (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 18, 2019)

10.32	First Amendment to Credit Agreement dated November 12, 2019 among Organogenesis Holdings Inc., Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as the Issuing Lender and Swingline Lender, Silicon Valley Bank, as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 15, 2019)

10.33	Lease dated March 13, 2019 between Organogenesis Inc., as tenant, and Bobson Norwood Commercial, LLC, as landlord (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 19, 2019)

10.34	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-213465) filed with the SEC on September 2, 2016)

10.35	Fourth Amendment to Lease dated February 14, 2020 by and between Liberty Industrial Park and Organogenesis Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 9, 2020)

10.36	Second Amendment to Lease dated February 7, 2020 by and between Oxmoor Holdings, LLC and Organogenesis Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 9, 2020)

10.37	Second Amendment to Credit Agreement entered into on February 14, 2020 and dated and effective as of February 13, 2020 among Organogenesis Holdings Inc., Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as the Issuing Lender and Swingline Lender, Silicon Valley Bank, as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on February 19, 2020)

10.38	Separation Letter Agreement, dated March 13, 2020, between Organogenesis Holdings Inc. and Howard P. Walthall, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 16, 2020)

10.39	Third Amendment to Credit Agreement dated March 26, 2020 among Organogenesis Holdings Inc., Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as the Issuing Lender and Swingline Lender, Silicon Valley Bank, as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 30, 2020)

10.40	Separation Letter Agreement, dated August 24, 2020, between Organogenesis Holdings Inc. and Timothy M. Cunningham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 24, 2020)

10.41	Fee Letter Agreement dated November 12, 2020 by and among the Company, the Avista Funds and the Management Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 18, 2020)

10.42‡	Summary of Amendment to Severance for Gary S. Gillheeney, Sr. (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A (File No. 001-37906) filed with the SEC on April 29, 2020)

10.43‡	Offer Letter dated January 15, 2021 between the Company and David C. Francisco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on February 16, 2021)

10.44	Fourth Amendment to Credit Agreement dated March 31, 2021 among Organogenesis Holdings Inc., Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as the Issuing Lender and Swingline Lender, Silicon Valley Bank, as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as Lenders (incorporated by reference into Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on April 2, 2021)

21.1**	Subsidiaries of Organogenesis Holdings Inc.

23.1**	Consent of RSM US LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Annual Report of Organogenesis Holdings Inc. on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 of Organogenesis Holdings Inc., (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018 of Organogenesis Holdings Inc., (iii) Consolidated Statements of Redeemable Common Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2020, 2019, and 2018 of Organogenesis Holdings Inc., (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018 of Organogenesis Holdings Inc., and (v) Notes to Consolidated Financial Statements of Organogenesis Holdings Inc.

*	Filed herewith.
**	Previously filed.
†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANOGENESIS HOLDINGS INC.

By:	/s/ Gary S. Gillheeney, Sr.

Gary S. Gillheeney, Sr.

President and Chief Executive Officer

Date:	April 29, 2021