Form 10-Q
period 2021-03-31
Organogenesis Holdings Inc.
filed 2021-05-11
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 1, 2021, the registrant had a total of 128,218,266 shares of its Class A common stock, $0.0001 par value per share, outstanding.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements may relate to, but are not limited to, expectations of our future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Form 10-Q and in “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Form 10-Q.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “the Company,” “Organogenesis” and “ORGO” will refer to Organogenesis Holdings Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$77,458	$84,394
Restricted cash	500	412
Accounts receivable, net	72,003	56,804
Inventory	29,721	27,799
Prepaid expenses and other current assets	5,557	4,935

Total current assets	185,239	174,344
Property and equipment, net	62,431	60,068
Intangible assets, net	29,379	30,622
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	12,706	—
Deferred tax asset, net	18	18
Other assets	636	670

Total assets	$319,181	$294,494

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred acquisition consideration	$—	$483
Current portion of term loan	16,875	16,666
Current portion of finance lease obligations	3,870	3,619
Current portion of operating lease obligations	4,004	—
Current portion of deferred rent and lease incentive obligation	—	95
Accounts payable	23,877	23,381
Accrued expenses and other current liabilities	25,383	23,973

Total current liabilities	74,009	68,217
Line of credit	10,000	10,000
Term loan, net of current portion	42,876	43,044
Deferred acquisition consideration, net of current portion	1,436	1,436
Earnout liability	3,689	3,985
Deferred rent and lease incentive obligation, net of current portion	—	2,315
Finance lease obligations, net of current portion	10,516	11,442
Operating lease obligations, net of current portion	11,031	—
Other liabilities	8,332	7,971

Total liabilities	161,889	148,410

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 128,830,803 and 128,460,381 shares issued; 128,102,255 and 127,731,833 shares outstanding at March 31, 2021 and December 31, 2020, respectively.	13	13
Additional paid-in capital	298,095	296,830
Accumulated deficit	(140,816)	(150,759)

Total stockholders’ equity	157,292	146,084

Total liabilities and stockholders’ equity	$319,181	$294,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net revenue	$102,552	$61,732
Cost of goods sold	25,495	18,793

Gross profit	77,057	42,939
Operating expenses:
Selling, general and administrative	58,232	52,613
Research and development	6,209	5,410

Total operating expenses	64,441	58,023

Income (loss) from operations	12,616	(15,084)

Other expense, net:
Interest expense, net	(2,470)	(2,510)
Gain on settlement of deferred acquisition consideration	—	1,295
Other income (expense), net	(3)	21

Total other expense, net	(2,473)	(1,194)

Net income (loss) before income taxes	10,143	(16,278)
Income tax expense	(200)	(35)

Net income (loss)	$9,943	$(16,313)

Net income (loss), per share:
Basic	$0.08	$(0.16)

Diluted	$0.07	$(0.16)

Weighted-average common shares outstanding
Basic	127,870,065	104,486,924

Diluted	133,451,950	104,486,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2021
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2020 (as reported)	127,731,833	$13	$299,129	$(153,058)	$146,084
Adjustment due to Private Warrant reclassification	—	—	(2,299)	2,299	—
Balance as of December 31, 2020 (as adjusted)	127,731,833	13	296,830	(150,759)	146,084
Exercise of stock options	285,344	—	984	—	984
Vesting of RSUs, net of shares surrendered to pay taxes	85,078	—	(417)	—	(417)
Stock-based compensation expense	—	—	698	—	698
Net income	—	—	—	9,943	9,943

Balance as of March 31, 2021	128,102,255	$13	$298,095	$(140,816)	$157,292

	Three Months Ended March 31, 2020
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2019 (as reported)	104,870,886	$10	$226,580	$(171,007)	$55,583
Adjustment due to Private Warrant reclassification	—	—	(2,299)	2,299	—
Balance as of December 31, 2019 (as adjusted)	104,870,886	10	224,281	(168,708)	55,583
Exercise of stock options	489,129	1	815	—	816
Stock-based compensation expense	—	—	209	—	209
Net loss	—	—	—	(16,313)	(16,313)

Balance as of March 31, 2020 (as adjusted)	105,360,015	$11	$225,305	$(185,021)	$40,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,943	$(16,313)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,010	902
Amortization of intangible assets	1,243	817
Amortization of operating lease right-of-use assets	1,129	—
Non-cash interest expense	72	46
Deferred interest expense	525	470
Deferred rent expense and lease incentive obligation	—	92
Gain on settlement of deferred acquisition consideration	—	(1,295)
Recovery of certain notes receivable from related parties	(179)	—
Provision recorded for sales returns and doubtful accounts	1,103	217
Loss on disposal of property and equipment	239	201
Adjustment for excess and obsolete inventories	2,290	769
Stock-based compensation	698	209
Change in fair value of Earnout liability	(296)	—
Changes in operating assets and liabilities:
Accounts receivable	(16,301)	6,325
Inventory	(4,212)	(4,287)
Prepaid expenses and other current assets	(622)	(2,099)
Operating leases	(1,210)	—
Accounts payable	1,842	(1,910)
Accrued expenses and other current liabilities	1,411	(1,274)
Other liabilities	(164)	(153)

Net cash used in operating activities	(1,479)	(17,283)
Cash flows from investing activities:
Purchases of property and equipment	(4,957)	(4,243)
Proceeds from the repayment of notes receivable from related parties	179	—

Net cash used in investing activities	(4,778)	(4,243)
Cash flows from financing activities:
Proceeds from term loan	—	10,000
Payments of withholding taxes in connection with RSUs vesting	(417)	—
Proceeds from the exercise of stock options	984	816
Principal repayments of finance lease obligations	(675)	(544)
Payment of deferred acquisition consideration	(483)	(2,042)

Net cash (used in) provided by financing activities	(591)	8,230
Change in cash and restricted cash	(6,848)	(13,296)
Cash and restricted cash, beginning of period	84,806	60,370

Cash and restricted cash, end of period	$77,958	$47,074

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,937	$2,244
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$306	$2,942
Right-of-use assets obtained through operating lease obligations	$310	$—

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

COVID-19 pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, continues to present risks to the Company. While the COVID-19 pandemic has not materially adversely affected the Company’s financial results and business operations through the first quarter ended March 31, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic.

The Company is closely monitoring the evolving impact of the pandemic on all aspects of its business. The Company has implemented a number of measures designed to protect the health and safety of its employees, support its customers and promote business continuity. The Company has reviewed and implemented cost-saving measures and will continue to review and implement additional cost-saving measures, as necessary, to address the evolving COVID-19 challenges.

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

Liquidity and Financial Conditions

In accordance with ASC 205-40, Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has funded its operations primarily with cash flow from product sales, proceeds from loans from affiliates and entities controlled by its affiliates, sales of its Class A common stock and third-party debt. As of March 31, 2021, the Company had an accumulated deficit of $140,816 and working capital of $111,230. The Company also had up to $30,000 available (subject to Borrowing Base) for future revolving borrowings under our Revolving Facility (see Note “13. Long-Term Debt Obligations”). For the three months ended March 31, 2021, the Company has generated net income of $9,943 and used $1,479 of cash from operations. The Company expects that its cash of $77,458 and other components of working capital of $33,772 as of March 31, 2021, plus net cash flows from product sales and availability under the 2019 Credit Agreement, will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”).

The unaudited consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc. and its wholly-owned or controlled subsidiaries of Organogenesis Inc., including Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future years or periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure as of the date of the consolidated financial statements and the reported results of operations during the reporting periods. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note “2. Significant Accounting Policies” to the Consolidated Financial Statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report, other than as it related to the recently adopted accounting pronouncement disclosed below.

Revision to Previously Issued Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). In the SEC Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity.

As of December 31, 2018, the Company had 4.1 million private warrants outstanding, which were issued to Avista Capital Partners IV, L.P. and Avista Capital Partners IV (Offshore), L.P. in connection with the Avista Merger on December 10, 2018 (the “Private Warrants”), and 31.0 million public warrants outstanding that were issued in connection with the initial public offering of Avista Healthcare Public Acquisition Corp. on October 10, 2016 (the “Public Warrants”, together with the Private Warrants, the “Warrants”). The Company originally classified the Warrants as equity on its financial statements. In 2019, the outstanding Warrants were exchanged for 3.3 million shares of the Company’s Class A common stock. There were no Warrants outstanding as of December 31, 2019.

As a result of the SEC Statement, the Company reevaluated the historical accounting treatment of its Public Warrants and Private Warrants and determined that the Private Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet with changes to the fair value recorded to the consolidated statements of operations. The Company assessed the materiality of this error on prior period financial statements in accordance with SEC Staff Accounting Bulletin Number 99, Materiality, and ASC 250-10, Accounting Changes and Error Corrections. The Company determined that this error was not material to the financial statements of any prior annual or interim period. The Company reclassified $2,299 from additional paid-in capital to accumulated deficit on the consolidated balance sheet as of December 31, 2020 as the cumulative adjustment for this error.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), as further amended (“ASC 842”), to increase transparency and comparability among organizations by requiring the recognition of, at the lease commencement date, a lease liability for the obligation to make lease payments, and a right-of-use (“ROU”) asset for the right to use the underlying asset, on the balance sheet. Although the Company remains an emerging growth company until December 31, 2021, it elected to early adopt ASC 842 on January 1, 2021. ASC 842 requires a modified retrospective transition method that could either be applied at the earliest comparative period in the financial statements or in the period of adoption. The Company elected to use the period of adoption (January 1, 2021) transition method and therefore did not recast prior periods. Results for reporting periods beginning on January 1, 2021 are presented under ASC 842, while prior period amounts continue to be reported and disclosed in accordance with the Company’s historical accounting treatment under Accounting Standards Codification 840, Leases (“ASC 840”). In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and, (3) not to reassess the treatment of initial direct costs for existing leases. The Company made an accounting policy election under ASC 842 not to recognize ROU assets and lease liabilities for leases with a term of 12 months or less. The Company also elected to account for lease components and the associated non-lease components in the contracts as a single lease component for most of the leased assets. Upon the adoption of this standard on January 1, 2021, the Company recognized an operating lease liability of $15,935, representing the present value of the minimum lease payments remaining as of the adoption date, and a right-of-use asset in the amount of $13,525. The right-of-use asset reflects adjustments for de-recognition of deferred lease liabilities and lease incentives. The Company’s accounting for finance leases (previously classified as capital leases under ASC 840) remained substantially unchanged. See Note “17. Leases” for further disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Subsequent to the issuance of ASU 2016-13, the FASB has issued the following updates: ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments- Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments—Credit Losses (Topic 326)—Targeted Transition Relief and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The objective of ASU 2016-13 and all the related updates is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 and the related updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities excluding entities eligible to be smaller reporting companies and for fiscal years, and interim periods within those years, beginning after December 15, 2022 for all other entities. Early adoption is permitted. The Company is a smaller reporting company and follows the private company adoption timelines and the Company will adopt this standard and the related improvements on January 1, 2023 by recognizing a cumulative-effect adjustment to retained earnings for any impact. The Company is currently assessing the adoption of ASU 2016-13 and the related impact on the Company’s consolidated financial statements.

3. Acquisition

On September 17, 2020 (the “Acquisition Date”), the Company acquired certain assets and assumed certain liabilities of CPN Biosciences, LLC (“CPN”) pursuant to an asset purchase agreement dated July 24, 2020. CPN offered a physician office management solution and advanced wound care products.

The aggregate consideration amounted to $19,024 as of the Acquisition Date. Total consideration consisted of $6,427 in cash, 2,151,438 shares of the Company’s Class A common stock with a fair value of $8,815, and contingent consideration (the “Earnout”) with an Acquisition Date fair value of $3,782. On the Acquisition Date, the Company paid $5,820 in cash and issued 1,947,953 shares of the Company’s Class A common stock. The remaining consideration of $1,436 was held back (the “Holdback”) and will be paid or issued, as applicable, eighteen months after the Acquisition Date, subject to any offsetting indemnification claims against CPN.

The Company is obligated to pay an Earnout to CPN’s former shareholders if CPN’s legacy product revenue in the Earnout Period (defined as a twelve-month period, starting on the first day of the next calendar quarter immediately following the post-closing sales meeting), exceeds CPN’s 2019 revenue. The amount of the Earnout, if any, will be equal to 70% of the excess and will be payable 60 days after the expiration of the Earnout Period. The post-closing sales meeting happened in April 2021 and the Earnout Period will be July 1, 2021 to June 30, 2022. The Company recorded a non-current liability of $3,782 on the Acquisition Date for the fair value of the contingent consideration related to the expected Earnout. The Company assesses the fair value of the Earnout liability at each reporting period. As of March 31, 2021, the Earnout liability was estimated at $3,689. Subsequent changes in the estimated fair value of the liability are reflected in earnings until the liability is settled (see Note “5. Fair Value Measurement of Financial Instruments”).

This transaction was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the Acquisition Date. The fair values of intangible assets were based on valuations using various income approaches and methods, such as the multi-period excess earnings method, relief from royalty method, etc., which require the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

Based upon the valuation, the total purchase price allocation was as follows:

Total purchase price		$19,024

Assets acquired:
Accounts receivable	1,155
Inventory	1,230
Prepaid expenses and other current assets	5
Property and equipment	85
Intangible assets	13,570
Other assets	4

Total assets acquired	16,049
Liabilities assumed:
Accounts payable	27
Accrued expenses and other current liabilities	231

Total liabilities assumed	258
Total identifiable assets acquired, net		15,791

Goodwill		$3,233

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

4. Product and Geographic Sales

The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s products to customers based on specific payment and shipping terms in the arrangement. The entire transaction price reflects a single performance obligation. Product revenue is recognized when a customer obtains control of the Company’s products which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts and Group Purchasing Organization (“GPO”) rebates, which represent a direct reduction to the revenue recognized. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances. For the three months ended March 31, 2021 and 2020, the Company recorded GPO fees of $700 and $960, respectively, as a direct reduction of revenue.

The following tables set forth revenue by product category:

	Three Months Ended March 31,
	2021	2020
Advanced Wound Care	$90,708	$51,288
Surgical & Sports Medicine	11,844	10,444

Total net revenue	$102,552	$61,732

For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.

5. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2021 and December 31, 2020.

	Fair Value Measurements
	as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$3,689	$3,689

	$—	$—	$3,689	$3,689

	Fair Value Measurements
	as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$3,985	$3,985

	$—	$—	$3,985	$3,985

Earnout Liability

In connection with accounting for the CPN acquisition on September 17, 2020, the Company recorded the Earnout liability of $3,782 on the Acquisition Date, representing the fair value of contingent consideration payable upon the achievement of a certain revenue target. The Earnout Liability is classified as a Level 3 measurement within the fair value hierarchy for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of such Earnout Liability is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout period. The Company assesses the fair value of the Earnout liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in selling, general and administrative expenses until the liability is settled. For more information about the Earnout liability, refer to Note “3. Acquisition”. As of March 31, 2021, the Earnout liability decreased to $3,689 due to the finalization of the Earnout Period and changes in certain market data assumptions. The following table provides a roll-forward of the fair value of the Company’s Earnout liability, for which fair value is determined using Level 3 inputs:

Earnout liability
Balance as of December 31, 2020	$3,985
Change in fair value	(296)

Balance as of March 31, 2021	$3,689

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2021 or December 31, 2020.

6. Accounts Receivable, Net

Accounts receivable consisted of the following:

	March 31	December 31,
	2021	2020
Accounts receivable	$78,079	$61,792
Less — allowance for sales returns and doubtful accounts	(6,076)	(4,988)

	$72,003	$56,804

The Company’s allowance for sales returns and doubtful accounts was comprised of the following:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$4,988	$3,049
Additions (reductions)	1,103	217
Write-offs	(15)	(62)

Balance at end of period	$6,076	$3,204

7. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$11,436	$10,075
Work in process	764	1,305
Finished goods	17,521	16,419

	$29,721	$27,799

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three months ended March 31, 2021 and 2020, the Company charged $2,290 and $769, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020
Prepaid subscriptions	$2,529	$2,013
Prepaid conferences and marketing expenses	240	63
Prepaid deposits	1,586	1,438
Reimbursement of offering expenses	—	1,009
Other	1,202	412

	$5,557	$4,935

Prepaid deposits are deposits held by vendors which are expected to be released within twelve months and therefore they are recorded as current assets.

9. Property and Equipment, Net

Property and equipment consisted of the following:

	March 31,	December 31,
	2021	2020
Leasehold improvements	$39,977	$39,574
Furniture, computers and equipment	48,792	48,236

	88,769	87,810
Accumulated depreciation and amortization	(70,525)	(69,521)
Construction in progress	44,187	41,779

	$62,431	$60,068

Depreciation expense was $1,010 and $902 for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, the Company had $21,689 of buildings under finance leases recorded within leasehold improvements. As of March 31, 2021 and December 31, 2020, the Company had $15,274 and $14,974 recorded within accumulated depreciation and amortization related to buildings under finance leases, respectively. Construction in progress primarily represents unfinished construction work on a building under a finance lease and, more recently, improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts.

10. Goodwill and Intangible Assets

Goodwill was $28,772 as of March 31, 2021 and December 31, 2020.

In April 2019, the Company purchased $750 of intangibles related to patent and know-how which were recorded within the developed technology category. The Company paid $250 at the time of the transaction with the remaining purchase price being paid over two years after the transaction closed. As of March 31, 2021, $250 was remaining and was recorded in accrued expenses and other current liabilities on the consolidated balance sheets.

Identifiable intangible assets consisted of the following as of March 31, 2021:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(15,175)	$17,445
Trade names and trademarks	2,080	(981)	1,099
Customer relationships	10,690	(579)	10,111
Non-compete agreements	1,010	(286)	724

Total	$46,400	$(17,021)	$29,379

Identifiable intangible assets consisted of the following as of December 31, 2020:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(14,330)	$18,290
Trade names and trademarks	2,080	(906)	1,174
Customer relationship	10,690	(312)	10,378
Non-compete agreements	1,010	(230)	780

Total	$46,400	$(15,778)	$30,622

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, was $1,243 and $817 for the three months ended March 31, 2021 and 2020, respectively.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued personnel costs	$20,374	$18,943
Accrued royalties	2,851	2,971
Other	2,158	2,059

	$25,383	$23,973

12. Restructuring

On October 21, 2020, the Company committed to a plan to restructure the workforce and consolidate its La Jolla facilities as part of the Company’s long-term plan to consolidate manufacturing operations into Massachusetts in order to reduce the Company’s cost structure. The restructuring is expected to be completed by the end of 2021 and will result in a charge of approximately $5.5 million, of which approximately $4.5 million is attributable to the retention benefits associated with approximately 70 employees and the remaining $1.0 million is related to the facility closures. As employees are required to provide future services, employee retention and other benefit-related costs related to the Company’s restructuring are expensed over the service period.

As a result of this restructuring activity, the Company incurred a pre-tax charge of $927 during the three months ended March 31, 2021. This charge was primarily related to employee retention benefits and was included in selling, general and administrative expenses in the consolidated statements of operations. The liability related to the restructuring activities was $1,545 as of March 31, 2021 and was included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a roll-forward of the restructuring liability.

	Employee	Facility
Liability balance as of December 31, 2020	$618	$—
Expenses	910	17
Payments	—	—

Liability balance as of March 31, 2021	$1,528	$17

13. Long-Term Debt Obligations

Long-term debt obligations consisted of the following:

	March 31,	December 31,
	2021	2020
Line of credit	$10,000	$10,000

Term loan	60,000	60,000
Less debt discount and debt issuance cost	(249)	(290)
Less current maturities	(16,875)	(16,666)

Term loan, net of debt discount, debt issuance cost and current maturities	$42,876	$43,044

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

The Term Loan Facility is structured in three tranches, as follows: (i) the first tranche of $40,000 was made available to the Company and fully funded on March 14, 2019; (ii) the second tranche of $10,000 was made available to the Company and fully funded in September 2019 upon achievement of certain financial metrics; and (iii) the third tranche of $10,000 was made available to the Company and fully funded in March 2020 upon achievement of a certain financial metric. The interest rate for the Term Loan Facility is a floating per annum interest rate equal to the greater of 3.75% above the Wall Street Journal Prime Rate and 9.25%. The interest rate as of March 31, 2021 was 9.25%. The 2019 Credit Agreement requires the Company to make monthly interest-only payments on outstanding balances under the Term Loan Facility through June 2021. Thereafter, each term loan advance will be repaid in thirty-two equal monthly installments of principal, plus accrued interest, with the Term Loan Facility maturing on February 1, 2024 (the “Term Loan Maturity Date”).

The Company’s final payment on the Term Loan Facility, due on the Term Loan Maturity Date, will include all outstanding principal and accrued and unpaid interest under the Term Loan Facility, plus a final payment (the “Final Payment”) equal to the original aggregate principal amount of the Term Loan Facility multiplied by 6.5%. The Company may prepay the Term Loan Facility, subject to paying the Prepayment Premium (described below) and the Final Payment. The Prepayment Premium is equal to 1.50% of the outstanding principal amount of the Term Loan Facility if the prepayment occurs after the two year anniversary but prior to the three year anniversary of the closing, and 0.50% thereafter. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.

The Revolving Facility is equal to the lesser of $40,000 and the amount determined by the Borrowing Base, which is defined as a percentage of the Company’s book value of qualifying finished goods inventory and eligible accounts receivable. The interest rate for advances under the Revolving Facility is a floating per annum interest rate equal to the greater of the Wall Street Journal Prime Rate and 5.50%. The interest rate as of March 31, 2021 was 5.50%. If the actual outstanding advances are less than 25% of the then-available Revolving Commitments, the Company must pay monthly interest equal to the interest that would have accrued if the average outstanding advances had been 25% of the then-available Revolving Commitments. The Company is also required to pay an unused line fee equal to 0.25% per annum, calculated based on the difference of $40,000 minus the greater of (i) the average balance outstanding under the Revolving Facility for such period and (ii) 25% of the then-available Revolving Commitments. The maturity date for advances made under the Revolving Facility is March 1, 2024.

The Company may elect to reduce or terminate the Revolving Facility in its entirety at any time by repaying all outstanding principal, unpaid accrued interest and a reduction or termination fee equal to 2.00% of the aggregate Revolving Commitments so reduced or terminated if the reduction or termination occurs after the two year anniversary but prior to the three year anniversary of the closing, and $0 thereafter.

The Company is required to achieve certain financial covenants under the 2019 Credit Agreement, including Minimum Trailing Twelve Month Consolidated Revenue and Non-PuraPly Revenue, tested quarterly. In addition, the Company is required to maintain Minimum Liquidity equal to the greater of (i) 6 months Monthly Burn and (ii) $10,000.

As of March 31, 2021, the Company had outstanding borrowings of $60,000 under the Term Loan Facility and $10,000 under the Revolving Facility with up to $30,000 available (subject to Borrowing Base) for future revolving borrowings. The Company accrues for the Final Payment of $3,900 over the term of the Term Loan Facility through a charge to the interest expense. The related liability of $2,144 and $1,858 as of March 31, 2021 and December 31, 2020, respectively, was included in other liabilities on the consolidated balance sheets. The Company incurred costs of $554 in connection with the Term Loan Facility, which are recorded as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheets. In connection with the Revolving Facility, the Company incurred costs of $370, which are recorded as other assets. Both of these costs are being amortized to interest expense through the maturity date of the facilities.

Future payments of the 2019 Credit Agreement, as of March 31, 2021, are as follows for the calendar years ending December 31:

2021	$11,250
2022	22,500
2023	22,500
2024	13,750

Total	$70,000

14. Stockholders’ Equity

Common Stock

As of March 31, 2021, the Company was authorized to issue 400,000,000 shares of $0.0001 par value Class A common stock and 1,000,000 shares of $0.0001 par value preferred stock. 128,830,803 shares of Class A common stock were issued and 128,102,255 shares were outstanding as of March 31, 2021. No shares of preferred stock were outstanding as of March 31, 2021. The issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019.

As of March 31, 2021 and December 31, 2020, the Company reserved the following shares of Class A common stock for future issuance:

	March 31	December 31,
	2021	2020
Shares reserved for issuance for outstanding options	7,171,415	6,425,040
Shares reserved for issuance for outstanding restricted stock units	933,214	806,048
Shares reserved for issuance for future grants	5,578,422	6,832,649

Total shares of authorized common stock reserved for future issuance	13,683,051	14,063,737

15. Stock-Based Compensation

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

As of March 31, 2021, a total of 9,198,996 shares of Class A common stock have been authorized to be issued under the 2018 Plan (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company).

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

Stock-based compensation expense was $698 and $209 for the three months ended March 31, 2021 and 2020, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the consolidated statements of operations.

Restricted Stock Units (RSUs)

In the three months ended March 31, 2021, the Company granted 284,708 time-based restricted stock units to its employees, executives and the Board of Directors. Each restricted stock unit represents the contingent right to receive one share of the Company’s common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	806,048	$3.82
Granted	284,708	14.33
Vested	(133,811)	4.04
Canceled/Forfeited	(23,731)	5.95

Unvested at March 31, 2021	933,214	$6.94

As of March 31, 2021, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $4,391 and the weighted average remaining recognition period for unvested awards was 3.25 years.

Stock Option Valuation

The stock options granted during the three months ended March 31, 2021 were 1,037,099. No stock options were granted during the three months ended March 31, 2020. The assumptions that the Company used to determine the grant-date fair value of stock options granted during this period were as follows, presented on a weighted-average basis:

March 31,
2021
Risk-free interest rate	0.82%
Expected term (in years)	6.21
Expected volatility	39.30%
Expected dividend yield	0.0%
Exercise price	$13.54
Underlying stock price	$13.54

These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2021 of $5.31.

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2020:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2020	6,620,318	$2.33	5.22	$34,458
Granted	1,037,099	13.54
Exercised	(480,622)	2.04		4,283
Canceled / forfeited	(5,380)	4.10

Outstanding as of March 31, 2021	7,171,415	3.96	5.80	102,239

Options exercisable as of March 31, 2021	4,418,977	1.64	3.76	73,271

Options vested or expected to vest as of March 31, 2021	6,588,701	$3.54	5.50	$96,754

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The total fair value of options vested during the three months ended March 31, 2021 and 2020 was $143 and $144, respectively.

As of March 31, 2021, the total unrecognized stock compensation expense related to unvested stock options expected to vest was $5,098 and was expected to be recognized over a weighted-average period of 3.46 years.

As of December 31, 2019, there were partial recourse notes outstanding totaling $635. These notes were taken by a former executive to exercise his 675,990 shares of stock options and the notes were secured with these shares held by the former executive. When the loans were outstanding, the options were not considered exercised and were included within the options outstanding for accounting purposes. As of December 31, 2020, $334 of the principal balance of the partial recourse notes was outstanding and 195,278 shares were not considered outstanding for accounting purposes. In the three months ended March 31, 2021, the former executive repaid the remaining principal balance of the notes (see Note “19. Related Parties Transactions”). The repayments were treated as the exercise price for 195,278 shares of the options and were included in the consolidated statement of stockholders’ equity. As of March 31, 2021, $0 of the principal balance of the partial recourse notes was outstanding and all of the 675,990 shares used to secure the notes were considered outstanding for accounting purposes.

16. Net Income (Loss) per Share (EPS)

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

	Three Months Ended March 31,
	2021	2020
Numerator:
Net Income (loss)	$9,943	$(16,313)
Denominator:
Weighted average common shares outstanding —basic	127,870,065	104,486,924
Dilutive effect of restricted stock units	527,658	—
Dilutive effect of options	5,054,227	—

Weighted-average common shares outstanding—diluted	133,451,950	104,486,924
Earnings (loss) per share—basic	$0.08	$(0.16)

Earnings (loss) per share—diluted	$0.07	$(0.16)

For the three months ended March 31, 2021, outstanding stock-based awards of 1,202,193 were excluded from the diluted EPS calculation as they were anti-dilutive. For the three months ended March 31, 2020, the Company had a net loss. As such, 7,169,780 shares of potentially dilutive securities were excluded from the computation of diluted net loss per share as these securities had anti-dilutive effect and including them would reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders was the same for this period.

17. Leases

As of December 31, 2020 and March 31, 2021, the Company’s contracts that contained a lease consisted primarily of real estate, equipment and vehicle leases.

The Company leases real estate for office, lab and production space under noncancelable operating and finance leases that expire at various dates through 2031, subject to the Company’s options to terminate or renew certain leases for an additional five to ten years.

The Company leases vehicles under operating leases for certain employees and has fleet services agreements for service on these vehicles. The minimum lease term for each newly leased vehicle is 367 days with renewal options. The Company may terminate the vehicle lease after the minimum lease term upon thirty days’ prior notice.

The Company also leases other equipment under noncancelable operating and finance leases that expire at various dates through 2025.

The Company determines if an arrangement is a lease at lease inception. The options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise the options. Operating leases are included in operating lease right-of-use assets and operating lease obligations on the consolidated balance sheets. Finance leases right-of-use assets are included in property and equipment, net, and finance lease obligations on the consolidated balance sheets.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities are recognized based on the present value of the fixed lease payments over the lease term at the commencement date. The Right-of-use assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. The Company uses its incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases that do not have a readily determinable implicit discount rate. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term and amount in a similar economic environment. The Company determines the incremental borrowing rates for its leases by adjusting the risk-free interest rate with a credit risk premium corresponding to the Company’s credit rating.

The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date until the end of the lease term. The Company records finance lease cost as a combination of the depreciation expense for the right-of-use assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. Variable lease payments are primarily related to the office and fleet leases which include but are not limited to taxes, insurance, common area maintenance and maintenance programs for leased vehicles. Variable lease payments are based on the occurrence or usage; therefore, they are not included as part of the initial right-of-use assets and liabilities calculation.

In August 2020, the Company entered into a lease for approximately 23,000 square feet in San Diego, California for office and laboratory use. The lease commences on April 1, 2021. The initial lease term is ten years from the lease commencement date, with an option to extend the term for a period of five years. Annual lease payments during the first year are $1,562 with 3% increase each year during the lease term. A security deposit of $237 is required throughout the term of the lease.

In conjunction with the acquisition of NuTech Medical in March 2017, the Company entered into an operating lease with Oxmoor Holdings, LLC, an entity that is affiliated with the former sole shareholder of NuTech Medical, related to the facility at NuTech Medical’s headquarters in Birmingham, Alabama. Under the lease, the Company is required to make monthly rent payments of approximately $22 through the lease termination date on December 31, 2022.

On January 1, 2013, the Company entered into finance lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts. 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also stockholders of the Company. The leases terminate on December 31, 2022 and each contains a renewal option for a five-year period with the rental rate at the greater of (i) rent for the last year of the prior term, or (ii) the then fair market value. Notice of the exercise of this renewal option is due one year prior to the expiration of the initial term. Aggregate annual lease payments are approximately $4,308 with future rent increases of 10% effective January 1, 2022.

As of March 31, 2021 and December 31, 2020, the Company owed an aggregate of $10,336 of accrued but unpaid lease obligations, which are subordinated to the 2019 Credit Agreement and will not be paid until the debt under the 2019 Credit Agreement is paid off in 2024 even though the finance leases expire in December 2022. The accrued but unpaid lease obligations include rent in arrears and unpaid operating and common area maintenance costs under the aforementioned leases. The principal portion of rent in arrears on the finance leases totaled $7,120 and $6,946 as of March 31, 2021 and December 31, 2020, respectively, and is included in the long-term portion of finance lease obligations. The interest portion of rent in arrears totaled $2,676 and $2,865 as of March 31, 2021 and December 31, 2020, respectively, and is included in other liabilities on the consolidated balance sheets. The unpaid operating and common area maintenance costs totaled $540 and $525 as of March 31, 2021 and December 31, 2020, respectively, and are included in other liabilities on the consolidated balance sheets.

Effective April 1, 2019, the Company agreed to accrue interest on the accrued but unpaid lease obligations at an interest rate equal to the rate charged in the 2019 Credit Agreement (see Note “13. Long-Term Debt Obligations”). The accrued interest is also subordinated to the 2019 Credit Agreement and, as such, is included in other liabilities on the consolidated balance sheet. Interest accrual as of March 31, 2021 and December 31, 2020 totaled $2,144 and $1,673, respectively.

The components of lease cost were as follows:

	Classification	Three Months Ended March 31, 2021
Finance lease
Amortization of right-of-use assets	COGS and SG&A	$299
Interest on lease liabilities	Interest Expense	349

Total Finance lease cost		648
Operating lease cost	COGS, R&D, SG&A	1,280
Short-term lease cost	COGS, R&D, SG&A	715
Variable lease cost	COGS, R&D, SG&A	1,363

Total lease cost		$4,006

Supplemental balance sheet information related to finance leases was as follows:

	March 31, 2021	January 1, 2021
Property and equipment, gross	$22,989	$22,989
Accumulated depreciation	(15,274)	(14,974)

Property and equipment, net	$7,715	$8,015

Current portion of finance lease obligations	$3,870	$3,619
Finance lease long-term obligations	10,516	11,442

Total finance lease liabilities	$14,386	$15,061

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	1,362
Operating cash flows for finance leases	523
Financing cash flows for finance leases	675
Right-of-use assets obtained in exchange for lease obligations—upon adoption:
Operating leases	13,525
Finance leases	—
Right-of-use assets obtained in exchange for lease obligations—post adoption:
Operating leases	310
Finance leases	—

March 31, 2021
Weighted-average remaining lease term
Finance leases	1.73
Operating leases	6.39

March 31, 2021
Weighted-average discount rate
Finance leases	19.58%
Operating leases	3.98%

As of March 31, 2021, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
2021 (remaining 9 months)	$3,785	$3,588
2022	2,831	4,945
2023	2,159	—
2024	1,443	9,796
2025	1,383	—
Thereafter	5,631	—

Total lease payments	17,232	18,329
Less: interest	(2,197)	(3,943)

Total lease liabilities	$15,035	$14,386

Under ASC 840, as of December 31, 2020, the Company had total capital lease assets of $22,989 and accumulated depreciation of $14,974, which were included within property and equipment, net, on the unaudited consolidated balance sheet. The related capital lease obligations totaled $15,061 as of December 31, 2020. For the three months ended March 31, 2020, the Company recorded lease expense of $1,514 for operating leases.

18. Commitments and Contingencies

Royalty Commitments

The Company entered into a license agreement with a university for certain patent rights related to the development, use, and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of March 31, 2021 and December 31, 2020, respectively, and were classified as part of accrued expenses on the Company’s consolidated balance sheets. There was no royalty expense incurred during the three months ended March 31, 2021 or 2020 related to this agreement.

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense of $1,220 and $979 during the three months ended March 31, 2021 and 2020, respectively, within selling, general and administrative expenses on the consolidated statement of operations.

As part of the NuTech Medical acquisition, the Company inherited certain product development and consulting agreements for ongoing consulting services and royalty payments based on a percentage of net sales on certain products over a period of 15 years from the execution of the agreements. These product development and consulting agreements were cancelled in January 2020 for total consideration of $1,950 that was paid on February 14, 2020. The $1,950 cancellation fee was recorded within selling, general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2020.

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

The Company accrued $150 as of March 31, 2021 and December 31, 2020 in relation to certain pending lawsuits.

The purchase price for NuTech Medical acquired in 2017 included $7,500 deferred acquisition consideration of which the Company paid $2,500 in 2017. The remaining $5,000 of deferred acquisition consideration plus accrued interest owed to the sellers of NuTech Medical was previously in dispute. The Company asserted certain claims for indemnification that would offset in whole or in part its payment obligation and the sellers of NuTech Medical filed a lawsuit alleging breach of contract and seeking specific performance of the alleged payment obligation and attorneys’ fees. In February 2020, the Company entered into a settlement agreement with the sellers of NuTech Medical and settled the dispute for $4,000, of which, $2,000 was paid immediately on February 24, 2020 and the remaining $2,000 was paid in four quarterly installments of $500 each. As of March 31, 2021, the entire settlement was paid off. In addition, the Company assumed from the sellers of NuTech Medical the payment responsibilities related to a legacy lawsuit existing at the acquisition date of NuTech Medical. The assumed legacy lawsuit was settled in October 2020. In connection with the settlement of the deferred acquisition consideration dispute and the legacy lawsuit, the Company recorded a gain of $1,295 and $951 for the three months ended March 31, 2020 and September 30, 2020, respectively. The gain was included as a component of other expense, net, on the consolidated statement of operations.

19. Related Party Transactions

Finance lease obligations to affiliates, including unpaid lease obligations, and an operating lease with affiliates are further described in Note “17. Leases”.

During 2010, the Company’s Board of Directors approved a loan program that permitted the Company to make loans to three executives of the Company (the “Employer Loans”) to (i) provide them with liquidity (“Liquidity Loans”) and (ii) fund the exercise of vested stock options (“Option Loans”). Two of the executives left the Company in 2014. The Employer Loans matured with all principal and accrued interest due on the tenth anniversary of the issuance date of each subject loan. Interest on the Employer Loans was at various rates ranging from 2.30%—3.86% per annum, compounded annually. The Employer Loans were secured by shares of the Company’s Class A common stock held by the former executives. With respect to the Liquidity Loans, the Company had no personal recourse against the borrowers beyond the pledged shares. As of December 31, 2020, Liquidity Loans and Option Loans to one former executive were outstanding with an aggregate principal balance of $100 and $334, respectively. During the three months ended March 31, 2021, this former executive paid off the outstanding principal balance of his Employer Loans and the related interest receivable. As a result, the Company recorded $179 as a recovery of the previously reserved related party receivables within selling, general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2021. The $334 of the repaid principal balance of the Option Loans was recorded to equity. See Note “15. Share-Based Compensation”

20. Taxes

The Company is principally subject to taxation in the United States. The Company has a history of net operating losses both federally and in various states and began utilizing those losses to offset current taxable income in 2020. The Company’s wholly owned Swiss subsidiary, Organogenesis Switzerland GmbH, is subject to taxation in Switzerland and generally has profits as a result of a transfer pricing arrangement in place with Organogenesis Inc., its U.S. parent and a wholly owned subsidiary of the Company.

The income tax rate for the three months ended March 31, 2021 varied from the U.S. statutory rate of 21% primarily due to the utilization of net operating losses federally and in many states as well as the cash taxes in Switzerland. The Company maintains a full valuation allowance against its U.S. deferred tax assets and as such, the Company’s provision for income taxes primarily relates to cash taxes to be paid in certain states where the net operating losses are expected to be fully utilized or limited based on state statute. Income tax expense for the three months ended March 31, 2021 was $200 and included discrete tax expense of $10 related to the interest on certain uncertain tax positions. Income tax expense for the three months ended March 31, 2020 was $35 and related primarily to state and foreign taxes.

The Company examines all positive and negative evidence to estimate whether sufficient future taxable income in the U.S. will be generated to permit the use of existing deferred tax assets. As a result of significant cumulative tax benefits associated with share-based compensation taxable events, the Company has significant negative evidence in the form of cumulative losses and believes that it is more likely than not that these United States deferred tax assets will not be utilized. As such, the Company maintained the valuation allowance against its U.S. deferred tax asset as of March 31, 2021. There were no material deferred tax assets in the other jurisdictions.

21. Subsequent Events

The Company has evaluated subsequent events through May 10, 2021, the date on which these consolidated financial statements were issued and has determined that there were no such events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on March 16, 2021, as amended. Please refer to our note regarding forward-looking statements on page 3 of this Form 10-Q, which is incorporated herein by this reference.

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

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products, capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our Advanced Wound Care products include Apligraf for the treatment of venous leg ulcers (“VLUs”) and diabetic foot ulcers (“DFUs”); Dermagraft for the treatment of DFUs; PuraPly AM and PuraPly XT as antimicrobial barriers for a broad variety of wound types; and the Affinity and NuShield wound coverings to address a variety of wound sizes and types. We have a highly trained and specialized direct wound care sales force paired with exceptional customer support services.

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

For the three months ended March 31, 2021, we generated $102.6 million of net revenue and $9.9 million of net income compared to $61.7 million of net revenue and $16.3 million of net loss for the three months ended March 31, 2020. We have incurred significant losses since inception and, while we have reported net income for three consecutive quarters ended March 31, 2021, we may incur operating losses in the future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of March 31, 2021, we had an accumulated deficit of $140.8 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our common stock. We operate in one segment of regenerative medicine.

COVID-19 pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, continues to present risks to the Company. While the COVID-19 pandemic has not materially adversely affected our financial results and business operations through the first quarter ended March 31, 2021, we are unable to predict the impact that COVID-19 will have on our financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic. We are closely monitoring the evolving impact of the pandemic on all aspects of our business. We have implemented a number of measures designed to protect the health and safety of our employees, support our customers and promote business continuity. We have reviewed and implemented cost-saving measures and will continue to review and implement additional cost-saving measures, as necessary, to address the evolving COVID-19 challenges. We continue to evaluate the Company’s liquidity position, communicate with and monitor the actions of our customers and suppliers, and review our near-term financial performance as we manage the Company through this period of uncertainty.

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

End of Enforcement Grace Period for ReNu and NuCel

On November 16, 2017, the FDA issued a final guidance document entitled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use”, or 361 HCT/P Guidance, which provided FDA’s thinking on how to apply the existing regulatory criteria for regulation as a Section 361 HCT/P. The 361 HCT/P Guidance clarified the FDA’s views about the criteria that differentiate those products subject to regulation under Section 361 of the Public Health Service Act from those considered to be drugs, devices, and/or biological products subject to licensure under Section 351 and related regulations. The 361 HCT/P Guidance originally indicated that the FDA was providing a 36-month enforcement grace period to allow time for distributors of HCT/Ps to make any regulatory submissions and obtain any premarket approvals necessary to comply with the guidance. In July 2020, the FDA announced that the enforcement grace period would be extended until May 31, 2021 as a result of the challenges presented by the COVID-19 public health emergency. On April 21, 2021, the FDA reaffirmed that the enforcement grace period will end on May 31, 2021 and will not be extended. At that time, the FDA will regulate our ReNu and NuCel products under Section 351. We have continued to market our ReNu and NuCel products during the enforcement grace period, but we plan to cease commercial distribution after May 31, 2021 and continue investigating ReNu and NuCel in clinical studies until the FDA approves a Biologics License Application.

Components of Our Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of March 31, 2021, we had approximately 290 direct sales representatives and approximately 190 independent agencies.

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

Included within our product revenue is our PuraPly and PuraPly AM products. We launched PuraPly in mid-2015, and introduced PuraPly AM in 2016. In order to encourage the development of innovative medical devices, drugs and biologics, CMS can grant new products an additional

“pass-through payment” in addition to the bundled payment amount for a limited period of no more than three years. Our PuraPly and PuraPly AM products were granted pass-through status from launch through December 31, 2017, which created an economic incentive for practitioners to use PuraPly and PuraPly AM over other skin substitutes. As a result, we saw increases in revenue related to these products in 2017. Beginning January 1, 2018, PuraPly AM and PuraPly transitioned to the bundled payment structure for skin substitutes, which provides for a two-tiered payment system in the hospital outpatient and ASC setting. The two-tiered Medicare payment system bundles payment for our Advanced Wound Care products (and all skin substitutes) into the payment for the procedure for applying the skin substitute, resulting in a single payment to the provider that includes reimbursement for both the procedure and the product itself. As a result of the transition to the bundled payment structure, total Medicare reimbursement for procedures using our PuraPly AM and PuraPly products decreased substantially. This reduction in reimbursement resulted in a substantial decrease in revenue from our PuraPly AM and PuraPly products during the first nine months of 2018 and had a negative effect on our business, results of operations and financial condition. On March 23, 2018, Congress passed, and the President signed into law, the Consolidated Appropriations Act of 2018, or the Act. The Act restored the pass-through status of PuraPly and PuraPly AM effective October 1, 2018. As a result, effective October 1, 2018, Medicare resumed making pass-through payments to hospitals using PuraPly and PuraPly AM in the outpatient hospital setting and in ASCs. PuraPly and PuraPly AM had pass-through reimbursement status through September 30, 2020. With the expiration of the pass-through reimbursement status, our net revenue from PuraPly and PuraPly AM may decrease as they transition to the bundled payment structure. As of March 31, 2021, we have not observed such decrease primarily due to our recently launched PuraPly line extensions.

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

Gain on settlement of deferred acquisition consideration—In February 2020, we settled the dispute on the $5.0 million deferred purchase acquisition consideration with the sellers of NuTech Medical for $4.0 million and assumed from the sellers of NuTech Medical the responsibilities related to a legacy lawsuit of NuTech Medical, which was settled in October 2020. In connection with the settlement of this dispute and the legacy lawsuit, we recorded a gain of $1.3 million and $1.0 million for the three months ended March 31, 2020 and December 31, 2020, respectively.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets and inherent in that, assess the likelihood of sufficient future taxable income. We also consider the expected reversal of deferred tax liabilities and analyze the period in which these liabilities would be expected to reverse to determine whether the taxable temporary difference amounts serve as an adequate source of future taxable income to support realizability of the deferred tax assets. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. Based on a consideration of the factors discussed above, including the fact that through the period ended March 31, 2021, our results reflected a twelve-quarter cumulative loss position, we have determined that a valuation allowance is necessary against the full amount of our net U.S. deferred tax assets.

Our U.S. provision for income taxes relates to current tax expense associated with taxable income that could not be offset by state net operating losses. We will utilize net operating losses to offset all of the projected 2021 federal taxable income, but have exhausted net operating losses and are subject to limitations in the net operating loss utilization in certain states. The Company has also recorded a foreign provision for income taxes related to its wholly owned Swiss subsidiary.

We account for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended March 31,
	2021	2020
Net revenue	$102,552	$61,732
Cost of goods sold	25,495	18,793

Gross profit	77,057	42,939
Operating expenses:
Selling, general and administrative	58,232	52,613
Research and development	6,209	5,410

Total operating expenses	64,441	58,023

Income (loss) from operations	12,616	(15,084)

Other expense, net:
Interest expense, net	(2,470)	(2,510)
Gain on settlement of deferred acquisition consideration	—	1,295
Other income (expense), net	(3)	21

Total other expense, net	(2,473)	(1,194)

Net income (loss) before income taxes	10,143	(16,278)
Income tax expense	(200)	(35)

Net income (loss)	$9,943	$(16,313)

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

The following is a reconciliation of GAAP net income (loss) to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income (loss)	$9,943	$(16,313)
Interest expense, net	2,470	2,510
Income tax expense	200	35
Depreciation	1,010	902
Amortization	1,243	817

EBITDA	14,866	(12,049)

Stock-based compensation expense	698	209
Gain on settlement of deferred acquisition consideration (1)	—	(1,295)
Recovery of certain notes receivable from related parties (2)	(179)	—
Change in fair value of Earnout (3)	(296)	—
Restructuring charge (4)	927	—
Transaction cost (5)	—	243
Cancellation fee (6)	—	1,950

Adjusted EBITDA	$16,016	$(10,942)

(1)

Amount reflects the gain recognized related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020. See Note “18. Commitments and Contingencies”.

(2)	Amount reflects the collection of certain notes receivable from related parties previously reserved. See Note “19. Related Party Transactions”.
(3)	Amount reflects the change in the fair value of the Earnout liability in connection with the CPN acquisition. See Note “3. Acquisition”.
(4)	Amount reflects employee retention and other benefit-related costs related to the Company’s restructuring activities. See Note “12. Restructuring”.
(5)	Amount reflects the legal, advisory and other professional fees incurred in the three months ended March 31, 2020 related directly to the CPN acquisition. See Note “3. Acquisition”.
(6)	Amount reflects the cancellation fee for terminating certain product development and consulting agreements the Company inherited from NuTech Medical. See Note “18. Commitments and Contingencies”.

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$90,708	$51,288	$39,420	77%
Surgical & Sports Medicine	11,844	10,444	1,400	13%

Net revenue	$102,552	$61,732	$40,820	66%

Net revenue from our Advanced Wound Care products increased by $39.4 million, or 77%, to $90.7 million in the three months ended March 31, 2021 from $51.3 million in the three months ended March 31, 2020. The increase in Advanced Wound Care net revenue was primarily attributable to the expanded sales force, increased sales to existing and new customers and increased adoption of our amniotic product portfolio, including our Affinity product.

Net revenue from our Surgical & Sports Medicine products increased by $1.4 million, or 13%, to $11.8 million in the three months ended March 31, 2021 from $10.4 million in the three months ended March 31, 2020. The increase in Surgical & Sports Medicine net revenue was primarily attributable to the expanded sales force and penetration of existing and new customer accounts.

Included within net revenue is PuraPly revenue of $41.3 million and $32.5 million for the three months ended March 31, 2021 and 2020, respectively. PuraPly exited pass-through status on October 1, 2020. The continued increase in PuraPly revenue in the three months ended March 31, 2021 was due to the expanded sales forces, increased sales to existing and new customers, and increased adoption of our recently launched line extensions.

Cost of goods sold, gross profit and gross profit margin

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Cost of goods sold	$25,495	$18,793	$6,702	36%

Gross profit	$77,057	$42,939	$34,118	79%

Gross profit%	75%	70%

Cost of goods sold increased by $6.7 million, or 36%, to $25.5 million in the three months ended March 31, 2021 from $18.8 million in the three months ended March 31, 2020. The increase in cost of goods sold was primarily due to increased unit volumes, and additional manufacturing and quality control headcount.

Gross profit increased by $34.1 million, or 79%, to $77.1 million in the three months ended March 31, 2021 from $42.9 million the three months ended March 31, 2020. The increase in gross profit resulted primarily from increased sales volume due to the strength in our Advanced Wound Care and Surgical & Sports Medicine products as well as a shift in product mix to our higher gross margin products.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Research and development	$6,209	$5,410	$799	15%

Research and development as a percentage of net revenue	6%	9%

Research and development expenses increased by $0.8 million, or 15%, to $6.2 million in the three months ended March 31, 2021 from $5.4 million in the three months ended March 31, 2020. The increase in research and development expenses was primarily due to increased headcount associated with our existing Advanced Wound Care and Surgical & Sports Medicine products, an increase in product costs associated with our pipeline products not yet commercialized and an increase in the clinical study and related costs necessary to seek regulatory approvals for certain of our products. These increases were partially offset by a decrease in process development costs associated with a new contract manufacturer in 2020.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except for percentages)
Selling, general and administrative	$58,232	$52,613	$5,619	11%

Selling, general and administrative as a percentage of net revenue	57%	85%

Selling, general and administrative expenses increased by $5.6 million, or 11%, to $58.2 million in the three months ended March 31, 2021 from $52.6 million in the three months ended March 31, 2020. The increase in selling, general and administrative expenses was primarily due to a $9.4 million increase related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, a $0.9 million increase in restructuring cost associated with closing La Jolla office, and a $0.9 million increase in legal, consulting fees and other costs associated with the ongoing operations of our business. These increases were partially offset by a $4.4 million decrease related to reduced travel and marketing programs amid travel restrictions in place due to the COVID-19 pandemic, and a decrease of royalty expenses of $1.7 million, of which $2.0 million was the cancellation fee incurred in the three months ended March 31, 2020 to cancel certain product development and consulting agreements.

Other Expense, net

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Interest expense, net	$(2,470)	$(2,510)	$40	(2%)
Gain on settlement of deferred acquisition consideration	—	1,295	(1,295)	100%
Other income (expense), net	(3)	21	(24)	* *

Total other expense, net	$(2,473)	$(1,194)	$(1,279)	107%

**	not meaningful

Other expense, net, increased by $1.3 million, or 107%, to $2.5 million in the three months ended March 31, 2021 from $1.2 million in the three months ended March 31, 2020. The increase was primarily due to a $1.3 million gain for the three months ended March 31, 2020 related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical.

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of March 31, 2021, we had $111.2 million in working capital which included $77.5 million in cash. We also had up to $30,000 available (subject to Borrowing Base) for future revolving borrowings under our Revolving Facility (see Note “13. Long-Term Debt Obligations”). We expect that our cash on hand and other components of working capital as of March 31, 2021, availability under the 2019 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report. We continue to closely monitor ongoing developments in connection with the COVID-19 pandemic, which may negatively impact our commercial prospects, cash position and access to capital in fiscal 2021 or beyond. We will continue to assess our cash and other sources of liquidity and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

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

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute on our business strategy, we anticipate that they will be obtained through additional equity or debt financings, other strategic transactions or a combination of these potential sources of funds. There can be no assurance that we will be able to obtain additional funds on terms acceptable to us, on a timely basis or at all. Any failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(1,479)	$(17,283)
Net cash used in investing activities	(4,778)	(4,243)
Net cash (used in) provided by financing activities	(591)	8,230

Net change in cash and restricted cash	$(6,848)	$(13,296)

Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $1.5 million, resulting from our net cash used in connection with changes in our operating assets and liabilities of $19.3 million, partially offset by net income of $9.9 million and non-cash charges of $7.8 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $16.3 million, an increase in inventory of $4.2 million, an increase in prepaid expenses and other current assets of $0.6 million, and a decrease in operating leases and other liabilities of $1.4 million, all of which were partially offset by an increase in accounts payable of $1.8 million, and an increase of accrued expenses and other current liabilities of $1.4 million.

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

Investing Activities

During the three months ended March 31, 2021, we used $4.8 million of cash in investing activities consisting of capital expenditures of $5.0 million partially offset by notes receivable repayment of $0.2 million from our former executives.

During the three months ended March 31, 2020, we used $4.2 million of cash in investing activities solely consisting of capital expenditures.

Financing Activities

During the three months ended March 31, 2021, net cash used by financing activities was $0.6 million. This consisted primarily of the payment of finance lease obligations of $0.7 million, the payment of $0.5 million related to the NuTech Medical deferred acquisition consideration, and the payments of $0.4 million withholding taxes in connection with stock-based awards. The net cash used by financing activities was partially offset by the $1.0 million in proceeds from the exercise of common stock options.

During the three months ended March 31, 2020, net cash provided by financing activities was $8.2 million. This consisted primarily of $10.0 million in proceeds from the Term Loan under the 2019 Credit Agreement, and $0.8 million in proceeds from the exercise of common stock options. The net cash provided by financing activities was partially offset by the payment of finance lease obligations of $0.5 million and the payment of $2.0 million related to the NuTech Medical deferred acquisition consideration.

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

We are required to comply with certain covenants and restrictions under the 2019 Credit Agreement. If we fail to comply with these requirements, the lenders will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under either or both of the Revolving Facility and the Term Loan Facility. We are also required to achieve certain financial covenants, including Minimum Trailing Twelve Month Consolidated Revenue and Non-PuraPly Revenue, tested quarterly. The Minimum Trailing Twelve Month Consolidated Revenue requirements for the year ending December 31, 2021 are set at the following levels: $265.6 million for the trailing twelve months ending March 31, 2021; $269.6 million for the trailing twelve months ending June 30, 2021; $306.1 million for the trailing twelve months ending September 30, 2021; and $338.3 million for the trailing twelve months ending December 31, 2021. The Trailing Twelve Month Non-PuraPly Revenue requirements are set at the following levels: $141.6 million for the trailing twelve months ending March 31, 2021; $147.2 million for the trailing twelve months ending June 30, 2021; $176.6 million for the trailing twelve months ending September 30, 2021; and $205.4 million for the trailing twelve months ending December 31, 2021. We are also required to maintain Minimum Liquidity equal to the greater of (i) 6 months Monthly Burn and (ii) $10.0 million.

As of March 31, 2021, we were in compliance with the financial covenants under the 2019 Credit Agreement and we had outstanding borrowings under the Revolving Facility and Term Loan Facility of the 2019 Credit Agreement of $10.0 million and $60.0 million, respectively.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as of March 31, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and the disclosure at the date of the financial statements, as well as revenue and expenses recorded during the reporting periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, especially given the risks and uncertainties related to COVID-19, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition. See also our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for information about these accounting policies as well as a description of our other significant accounting policies.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards (such as ASU 2016-02, Leases (Topic 842)) and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until December 31, 2021, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Material Weaknesses on Internal Control over Financial Reporting

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, we identified the following material weakness that existed as of December 31, 2020 and continued to exist at March 31, 2021. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Because of the deficiencies noted above, in consultation with management, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of both December 31, 2020 and March 31, 2021, based on the criteria in Internal Control—Integrated Framework (2013) issued by COSO.

Plans for Remediation of Material Weakness

Management has taken actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. Although the Company has made significant progress in remediating the aforementioned deficiencies, management did not perform sufficient control testing to conclude that the controls were operating effectively for a reasonable period of time.

Management is committed to finalizing the remediation of the material weakness during 2021. Management’s internal control remediation efforts include the following:

•

In 2019, we began the implementation of a new company-wide enterprise resource planning system to provide additional systematic controls and segregation of duties for our accounting processes. We anticipate that the enterprise resource planning system will go live during the second half of 2021.

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

We will also continue to engage an outside firm in 2021 to assist management with performing sufficient testing throughout the year to validate the operating effectiveness of certain controls over financial reporting

Management believes these actions will be effective in remediating the material weakness described above. As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above related to remediation efforts. However, as the implementation of the new ERP system continues, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the quarter ended March 31, 2021. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2020 or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We and each of our executive officers entered into a Change in Control Retention Agreement (the “Change in Control Agreement”) effective May 10, 2021. Pursuant to the Change in Control Agreement, if the executive’s employment is terminated during the twenty-four month period following a “Change in Control” (a) by us without “Cause” or (b) by the executive upon the occurrence of an “Event of Constructive Termination” (as those terms are defined in the Change in Control Agreement), the executive will receive from us: (i) a lump-sum amount equal to one times (two times in the case of Gary S. Gillheeney, Sr.) the executive’s base annual salary and the executive’s annual target bonus, in each case at the highest rate in effect at any time during the 12 months immediately preceding the termination of the executive’s employment with us; (ii) for up to 12 months (24 months in the case of Mr. Gillheeney) following the executive’s termination of employment, payment of the difference between the cost of COBRA continuation coverage for the executive and any dependent who received health insurance coverage prior to such termination, and any premium contribution amount applicable to the executive as of such termination; and (iii) full acceleration of the vesting of any time-based equity awards held by the executive. Our obligation to provide the foregoing benefits is subject to the executive entering into a new noncompetition agreement with us and the effectiveness of a release of claims executed by the executive in favor of us.

We and each of our independent directors entered into a Change in Control Retention Agreement (the “Director Change in Control Agreement”) effective May 10, 2021. Pursuant to the Director Change in Control Agreement, if the director is serving on our board of directors immediately prior to a Change in Control, the director will receive full acceleration of the vesting of any time-based equity awards held by the director.

Copies of the Change in Control Agreement with Mr. Gillheeney, the form of Change in Control Agreement with our executive officers other than Mr. Gillheeney and the form of Director Change in Control Agreement are attached as Exhibit 10.2. Exhibit 10.3 and Exhibit 10.4 to this Report. The foregoing summaries of these Agreements are qualified in their entirety by reference to the actual Agreements.

Item 6. Exhibits

Exhibit number	Description

3.1	Certificate of Incorporation of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

3.2	Bylaws of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

10.1	Fourth Amendment to Credit Agreement dated March 31, 2021 among Organogenesis Holdings Inc., Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as the Issuing Lender and Swingline Lender, Silicon Valley Bank, as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on April 2, 2021)

10.2†*	Change in Control Retention Agreement between Organogenesis Holdings Inc. and Gary S. Gillheeney, Sr. effective as of May 10, 2021

10.3†*	Form of Change in Control Retention Agreement (Non-CEO Executive Officers)

10.4†*	Form of Change in Control Retention Agreement (Independent Directors)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document XBRL

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2021	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco
David Francisco
Chief Financial Officer

(Principal Financial and Accounting Officer)