Form 10-Q
period 2021-06-30
Organogenesis Holdings Inc.
filed 2021-08-09
CIK 1661181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2021, the registrant had a total of 128,583,801 shares of its Class A common stock, $0.0001 par value per share, outstanding.

Organogenesis Holdings Inc.
Quarterly Report on Form
10-Q
For the Quarterly Period Ended June 30, 2021

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash	$89,790	$84,394
Restricted cash	517	412
Accounts receivable, net	76,767	56,804
Inventory	28,106	27,799
Prepaid expenses and other current assets	6,583	4,935

Total current assets	201,763	174,344
Property and equipment, net	69,739	60,068
Intangible assets, net	28,136	30,622
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	26,531	—
Deferred tax asset, net	18	18
Other assets	605	670

Total assets	$355,564	$294,494

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred acquisition consideration	$—	$483
Current portion of term loan	22,500	16,666
Current portion of finance lease obligations	4,134	3,619
Current portion of operating lease obligations	4,504	—
Current portion of deferred rent and lease incentive obligation	—	95
Accounts payable	26,789	23,381
Accrued expenses and other current liabilities	26,618	23,973

Total current liabilities	84,545	68,217
Line of credit	10,000	10,000
Term loan, net of current portion	37,290	43,044
Deferred acquisition consideration, net of current portion	1,436	1,436
Earnout liability	927	3,985
Deferred rent and lease incentive obligation, net of current portion	—	2,315
Finance lease obligations, net of current portion	9,553	11,442
Operating lease obligations, net of current portion	24,224	—
Other liabilities	8,667	7,971

Total liabilities	176,642	148,410

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 129,011,789 and 128,460,381 shares issued; 128,283,241 and 127,731,833 shares outstanding at June 30, 2021 and December 31, 2020, respectively.	13	13
Additional paid-in capital	299,038	296,830
Accumulated deficit	(120,129)	(150,759)

Total stockholders’ equity	178,922	146,084

Total liabilities and stockholders’ equity	$355,564	$294,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$123,196	$68,960	$225,748	$130,692
Cost of goods sold	29,940	20,042	55,435	38,835

Gross profit	93,256	48,918	170,313	91,857
Operating expenses:
Selling, general and administrative	62,349	46,502	120,581	99,115
Research and development	7,320	4,668	13,529	10,078

Total operating expenses	69,669	51,170	134,110	109,193

Income (loss) from operations	23,587	(2,252)	36,203	(17,336)

Other expense, net:
Interest expense, net	(2,431)	(2,912)	(4,901)	(5,422)
Gain on settlement of deferred acquisition consideration	—	—	—	1,295
Other income, net	18	25	15	46

Total other expense, net	(2,413)	(2,887)	(4,886)	(4,081)

Net income (loss) before income taxes	21,174	(5,139)	31,317	(21,417)
Income tax expense	(487)	(27)	(687)	(62)

Net income (loss)	$20,687	$(5,166)	$30,630	$(21,479)

Net income (loss), per share:
Basic	$0.16	$(0.05)	$0.24	$(0.21)

Diluted	$0.15	$(0.05)	$0.23	$(0.21)

Weighted-average common shares outstanding
Basic	128,235,224	104,714,725	128,053,654	104,600,825

Diluted	133,988,413	104,714,725	133,721,191	104,600,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(amounts in thousands, except share data)

	Three and Six Months Ended June 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of March 31, 2021	128,102,255	$13	$298,095	$(140,816)	$157,292
Exercise of stock options	78,163	—	221	—	221
Vesting of RSUs, net of shares surrendered to pay taxes	102,823	—	(320)		(320)
Stock-based compensation expense	—	—	1,042	—	1,042
Net income	—	—	—	20,687	20,687

Balance as of June 30, 2021	128,283,241	$13	$299,038	$(120,129)	$178,922

Balance as of December 31, 2020 (as reported)	127,731,833	$13	$299,129	$(153,058)	$146,084
Adjustment due to Private Warrant reclassification	—	—	(2,299)	2,299	—

Balance as of December 31, 2020 (as adjusted)	127,731,833	13	296,830	(150,759)	146,084
Exercise of stock options	363,507	—	1,205	—	1,205
Vesting of RSUs, net of shares surrendered to pay taxes	187,901	—	(737)		(737)
Stock-based compensation expense	—	—	1,740	—	1,740
Net income	—	—	—	30,630	30,630

Balance as of June 30, 2021	128,283,241	$13	$299,038	$(120,129)	$178,922

	Three and Six Months Ended June 30, 2020
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of March 31, 2020 (as reported)	105,360,015	$11	$227,604	$(187,320)	$40,295
Adjustment due to Private Warrant reclassification	—	—	(2,299)	2,299	—

Balance as of March 31, 2020 (as adjusted)	105,360,015	11	225,305	(185,021)	40,295
Exercise of stock options	57,153	—	152	—	152
Stock-based compensation expense	—	—	469	—	469
Net loss	—	—	—	(5,166)	(5,166)

Balance as of June 30, 2020 (as adjusted)	105,417,168	$11	$225,926	$(190,187)	$35,750

Balance as of December 31, 2019 (as reported)	104,870,886	$10	$226,580	$(171,007)	$55,583
Adjustment due to Private Warrant reclassification	—	—	(2,299)	2,299	—

Balance as of December 31, 2019 (as adjusted)	104,870,886	10	224,281	(168,708)	55,583
Exercise of stock options	546,282	1	967	—	968
Stock-based compensation expense	—	—	678	—	678
Net loss	—	—	—	(21,479)	(21,479)

Balance as of June 30, 2020 (as adjusted)	105,417,168	$11	$225,926	$(190,187)	$35,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$30,630	$(21,479)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,073	1,793
Amortization of intangible assets	2,486	1,633
Amortization of operating lease right-of-use assets	2,562	—
Non-cash interest expense	143	103
Deferred interest expense	1,036	1,022
Deferred rent expense	—	64
Gain on settlement of deferred acquisition consideration	—	(1,295)
Provision recorded for sales returns and doubtful accounts	2,158	970
Loss on disposal of property and equipment	239	201
Adjustment for excess and obsolete inventories	4,678	1,709
Stock-based compensation	1,740	678
Change in fair value of Earnout liability	(3,058)	—
Changes in operating assets and liabilities:
Accounts receivable	(22,122)	(5,727)
Inventory	(4,984)	(7,353)
Prepaid expenses and other current assets	(1,649)	(1,302)
Operating leases	(2,774)	—
Accounts payable	716	235
Accrued expenses and other current liabilities	2,646	1,266
Other liabilities	(340)	864

Net cash provided by (used in) operating activities	16,180	(26,618)
Cash flows from investing activities:
Purchases of property and equipment	(9,290)	(6,411)
Proceeds from the repayment of notes receivable from related parties	—	293

Net cash used in investing activities	(9,290)	(6,118)
Cash flows from financing activities:
Line of credit borrowings	—	5,869
Proceeds from term loan	—	10,000
Payments of withholding taxes in connection with RSUs vesting	(737)	—
Proceeds from the exercise of stock options	1,205	968
Principal repayments of finance lease obligations	(1,374)	(1,149)
Payment of deferred acquisition consideration	(483)	(2,568)

Net cash (used in) provided by financing activities	(1,389)	13,120
Change in cash and restricted cash	5,501	(19,616)
Cash and restricted cash, beginning of period	84,806	60,370

Cash and restricted cash, end of period	$90,307	$40,754

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,836	$4,626
Cash paid for income taxes	$582	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$4,349	$4,692
Right-of-use assets obtained through operating lease obligations	$29,092	$—
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
COVID-19
pandemic
The emergence of the coronavirus
(COVID-19)
around the world, and particularly in the United States, continues to present risks to the Company. While the
COVID-19
pandemic has not materially adversely affected the Company’s financial results and business operations through the second quarter ended June 30, 2021, the Company is unable to predict the impact that
COVID-19
will have on its financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic.
The Company is clos
e
ly monitoring the evolving impact of the pandemic on all aspects of its business. The Company has implemented a number of measures designed to protect the health and safety of its employees, support its customers and promote business continuity.
Merger with Avista Healthcare Public Acquisition Corp
On December 10, 2018, Avista Healthcare Public Acquisition Corp., our predecessor company (“AHPAC”), consummated a business combination
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
Liquidity and Financial Conditions
In accordance with ASC
205-40,
 Going Concern
 (“ASC
205-40”),
the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has funded its operations primarily with cash flow from product sales, proceeds from loans from affiliates and entities controlled by its affiliates, sales of its Class A common stock and third-party debt. As of June 30, 2021, the Company had an accumulated deficit of $120,129 and working capital of $117,218. The Company also had up to $30,000 available (subject to Borrowing Base) for future revolving borrowings under our Revolving Facility (see Note “13. Long-Term Debt Obligations”). For the six months ended June 30, 2021, the Company has generated a net income of $30,630 and $16,180 of cash in operations. The Company expects that its cash of $89,790 and other components of working capital of $27,428 as of June 30, 2021, plus net cash flows from product sales and availability under the 2019 Credit Agreement, will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report.

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
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 (the “Annual Report”).
The unaudited consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc. and its wholly-owned subsidiaries of Organogenesis Inc., including Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future years or periods.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued
ASU 2016-13
, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
 (“ASU 2016-13”). Subsequent
to the issuance of
ASU 2016-13, the
FASB has issued the following updates:
ASU 2018-19,
 Codification Improvements to Topic 326, Financial Instruments- Credit Losses
,
ASU 2019-04,
 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
,
ASU 2019-05,
 Financial Instruments—Credit Losses (Topic 326)—Targeted Transition Relief
 and
ASU 2019-11,
 Codification Improvements to Topic 326, Financial Instruments—Credit Losses
. The objective of
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
The Company is obligated to pay a contingent consideration (the “Earnout”)
to CPN’s former shareholders if CPN’s legacy product revenue in the Earnout Period (defined as a twelve-month period, starting on the first day of the next calendar quarter immediately following the post-closing sales meeting), exceeds CPN’s 2019 revenue. The amount of the Earnout, if any, will be equal to 70% of the excess and will be payable 60 days after the expiration of the Earnout Period. The post-closing sales meeting took place
in April 2021 and the Earnout Period is July 1, 2021 to June 30, 2022. The Company recorded a non-current
liability of $3,782 on the Acquisition Date for the fair value of the contingent consideration related to the expected Earnout. The Company assesses the fair value of the Earnout liability at each reporting period. As of June 30, 2021, the Earnout liability was estimated at $927. Subsequent changes in the estimated fair value of the liability are reflected in earnings until the liability is settled (see Note “5. Fair Value Measurement of Financial Instruments”).
4. Product and

Geographic Sales
The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts,
w
hich is the Company’s promise to transfer the Company’s products to customers based on specific payment and shipping t
e
rms in the arrangement. The entire transaction price reflects a single performance obligation. Product revenue is recognized when a customer obtains control of the Company’s products which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts and Group Purchasing Organization (“GPO”) rebates, which represent a direct reduction to the revenue recognized. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances. For the three months ended June 30, 2021 and 2020, the Company recorded GPO fees of $829 and $837, respectively, as a direct reduction of revenue. For the six months ended June 30, 2021 and 2020, the Company recorded GPO fees of $1,529 and $1,797, respectively, as a direct reduction of revenue.
The following tables set forth revenue by product category:

	Three Months Ended June 30,
	2021	2020
Advanced Wound Care	$111,436	$59,731
Surgical & Sports Medicine	11,760	9,229

Total net revenue	$123,196	$68,960

	Six Months Ended June 30,
	2021	2020
Advanced Wound Care	$202,144	$111,019
Surgical & Sports Medicine	23,604	19,673

Total net revenue	$225,748	$130,692

For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.
5. Fair Value of Financial Assets and Liabilities
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2021 and December 31, 2020.

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:

Earnout liability	$—	$—	$927	$927

	$—	$—	$927	$927

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$3,985	$3,985

	$—	$—	$3,985	$3,985

Earnout Liability
In connection with accounting for the CPN acquisition on September 17, 2020, the Company recorded an Earnout liability of $3,782 on the Acquisition Date, representing the fair value of contingent consideration payable upon the achievement of a certain revenue target. The Earnout Liability is classified as a Level 3 measurement within the fair value hierarchy for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of such Earnout Liability is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout period. The Company assesses the fair value of the Earnout liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in selling, general and administrative expenses until the liability is settled. For more information about the Earnout liability, refer to Note “3. Acquisition”. As of June 30, 2021, the Earnout liability decreased to $927 as a result of the Company’s updated assessment of the near-term market for the CPN product portfolio. The following table provides a roll-forward of the fair value of the Company’s Earnout liability, for which fair value is determined using Level 3 inputs:

Earnout liability
Balance as of December 31, 2020	$3,985
Change in fair value	(3,058)

Balance as of June 30, 2021	$927

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring
basis as of June 30, 2021 and December 31, 2020.
6. Accounts Receivable, Net
Accounts receivable consisted of the following:

	June 30,	December 31,
	2021	2020
Accounts receivable	$83,880	$61,792
Less — allowance for sales returns and doubtful accounts	(7,113)	(4,988)

	$76,767	$56,804

The Company’s allowance for sales returns and doubtful accounts was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$6,076	$3,204	$4,988	$3,049
Additions	1,056	753	2,158	970
Write-offs	(19)	(29)	(33)	(91)

Balance at end of period	$7,113	$3,928	$7,113	$3,928

7. Inventories
Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$10,144	$10,075
Work in process	1,732	1,305
Finished goods	16,230	16,419

	$28,106	$27,799

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of
s
ales forecasts and historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three months ended June 30, 2021 and 2020, the Company charged $2,388 and $940, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations. During the six months ended June 30, 2021 and 2020, the Company charged $4,678 and $1,709, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations.
8. Prepaid Expenses and

Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
Subscriptions	$2,211	$2,013
Conferences and marketing expenses	921	63
Deposits	1,796	1,438
Reimbursement of offering expenses	—	1,009
Other	1,655	412

	$6,583	$4,935

Prepaid deposits are deposits held by vendors which are expected to be released within twelve months and therefore they are recorded as current assets.

9. Property and Equipment, Net
Property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020

Leasehold improvements	$48,503	$39,574
Furniture, computers and equipment	50,221	48,236

	98,724	87,810
Accumulated depreciation and amortization	(71,593)	(69,521)
Construction in progress	42,608	41,779

	$69,739	$60,068

Depreciation expense was $1,063 and $891 for the three months ended June 30, 2021 and 2020. Depreciation expense was $2,073 and $1,793 for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, the Company had $21,689 of buildings under finance leases recorded within leasehold improvements. As of June 30, 2021 and December 31, 2020, the Company had $15,573 and $14,974 recorded within accumulated depreciation and amortization related to buildings under finance leases, respectively. Construction in progress primarily represents unfinished construction work on a building under a finance lease and, more recently, improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts.
10. Goodwill and Intangible Assets
Goodwill was $28,772 as of June 30, 2021 and December 31, 2020.
Identifiable intangible assets consisted of the following as of June 30, 2021:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(16,020)	$16,600
Trade names and trademarks	2,080	(1,056)	1,024
Customer relationships	10,690	(846)	9,844
Non-compete agreements	1,010	(342)	668

Total	$46,400	$(18,264)	$28,136

Identifiable intangible assets consisted of the following as of December 31, 2020:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(14,330)	$18,290
Trade names and trademarks	2,080	(906)	1,174
Customer relationship	10,690	(312)	10,378
Non-compete agreements	1,010	(230)	780

Total	$46,400	$(15,778)	$30,622

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, was $1,243 and $816 for the three months ended June 30, 2021 and 2020, respectively, and $2,486 and $1,633 for the six months ended June 30, 2021 and 2020, respectively.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
Personnel costs	$22,024	$18,943
Royalties	2,718	2,971
Other	1,876	2,059

	$26,618	$23,973

12. Restructuring
On October 21, 2020, the Company committed to a plan to restructure the workforce and consolidate its La Jolla facilities as part of the Company’s long-term plan to consolidate manufacturing operations in Massachusetts to reduce the Company’s cost structure. The majority of the restructuring costs are expected to be incurred by the end of 2021, with certain facility and storage costs continuing through the middle of
2024
. The restructuring will result in a charge of approximately $7.0 million, of which approximately $4.5 million is attributable to the retention benefits associated with approximately 70 employees and the remaining $2.5 million is related to the facility closures. As employees are required to provide future services, employee retention and other benefit-related costs related to the Company’s restructuring are expensed over the service period.
As a result of this restructuring activity, the Company incurred a pre-tax charge
of $939 and $1,866 during the three and six months ended June 30, 2021. This charge was primarily related to employee retention benefits and was included in selling, general and administrative expenses in the consolidated statements of operations. The liability related to the restructuring activities was $2,410 as of June 30, 2021 and was included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a roll-forward of the restructuring liability.

	Employee	Facility
Liability balance as of March 31, 2021	$1,528	$17
Expenses	853	86
Payments	—	(74)

Liability balance as of June 30, 2021	$2,381	$29

	Employee	Facility
Liability balance as of December 31, 2020	$618	$—
Expenses	1,763	103
Payments	—	(74)

Liability balance as of June 30, 2021	$2,381	$29

13. Long-Term Debt

Obligations
Long-term debt obligations consisted of the following:

	June 30, 2021	December 31, 2020
Line of credit	$10,000	$10,000

Term loan	60,000	60,000
Less debt discount and debt issuance cost	(210)	(290)
Less current maturities	(22,500)	(16,666)

Term loan, net of debt discount, debt issuance cost and current maturities	$37,290	$43,044

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
The Term Loan Facility is structured in three tranches, as follows: (i) the first tranche of $40,000 was made available to the Company and fully funded on March 14, 2019; (ii) the second tranche of $10,000 was made available to the Company and fully funded in September 2019 upon achievement of certain financial metrics; and (iii) the third tranche of $10,000 was made available to the Company and fully funded in March 2020 upon achievement of a certain financial metric. The interest rate for the Term Loan Facility is a floating per annum interest rate equal to the greater of 3.75% above the Wall Street Journal Prime Rate and 9.25%. The interest rate as of June 30, 2021 was 9.25%. The 2019 Credit Agreement requires the Company to make monthly interest-only payments on outstanding balances under the Term Loan Facility through June 2021. Thereafter, each term loan advance is repaid in thirty-two
equal monthly installments of principal, plus accrued interest, with the Term Loan Facility maturing on February 1, 2024 (the “Term Loan Maturity Date”).
The Company’s final payment on the Term Loan Facility, due on the Term Loan Maturity Date, will include all outstanding principal and accrued and unpaid interest under the Term Loan Facility, plus a final payment (the “Final Payment”) equal to the original aggregate principal amount of the Term Loan Facility multiplied by 6.5%. The Company may prepay the Term Loan Facility, subject to paying the Prepayment Premium (described below) and the Final Payment. The Prepayment Premium is equal to 1.50% of the outstanding principal amount of the Term Loan Facility if the prepayment occurs after the two-year
anniversary but prior to the three-year anniversary of the closing, and 0.50% thereafter. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.
The Revolving Facility is equal to the lesser of $40,000 and the amount determined by the Borrowing Base, which is defined as a percentage of the Company’s book value of qualifying finished goods inventory and eligible accounts receivable. The interest rate for advances under the Revolving Facility is a floating per annum interest rate equal to the greater of the Wall Street Journal Prime Rate and 5.50%. The interest rate as of June 30, 2021 was 5.50%. If the actual outstanding advances are less than 25% of the then-available Revolving Commitments, the Company must pay monthly interest equal to the interest that would have accrued if the average outstanding advances had been 25% of the then-available Revolving Commitments. The Company is also required to pay an unused line fee equal to 0.25% per annum, calculated based on the difference of $40,000 minus
the greater of (i) the average balance outstanding under the Revolving Facility for such period and (ii) 25% of the then-available Revolving Commitments. The maturity date for advances made under the Revolving Facility is March 1, 2024.
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
As of June 30, 2021, the Company had outstanding borrowings of $60,000 under the Term Loan Facility and $10,000 under the Revolving Facility with up to $30,000 available (subject to Borrowing Base) for future revolving borrowings. The Company accrues for the Final Payment of $3,900 over the term of the Term Loan Facility through a charge to the interest expense. The related liability of $2,416 and $1,858 as of June 30, 2021 and December 31, 2020, respectively, was included in other liabilities on the consolidated balance sheets. The Company incurred costs of $554 in connection with the Term Loan Facility, which are recorded as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheets. In connection with the Revolving Facility, the Company incurred costs of $370, which are recorded as other assets. Both of these costs are being amortized to interest expense through the maturity date of the facilities.
Future payments of the 2019 Credit Agreement, as of June 30, 2021, are as follows for the calendar years ending December 31:

2021	$11,250
2022	22,500
2023	22,500
2024	13,750

Total	$70,000

14. Stockholders’ Equity
Common Stock
As of June 30, 2021, the Company was authorized to issue 400,000,000 shares of $0.0001 par value Class A common stock and 1,000,000 shares of $0.0001 par value preferred stock. 129,011,789 shares of Class A common stock were issued and 128,283,241 shares were outstanding as of June 30, 2021. No shares of preferred stock were outstanding as of June 30, 2021. The issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019. As of June 30, 2021 and December 31, 2020, the Company reserved the following shares of Class A common stock for future issuance:

	June 30,	December 31,
	2021	2020
Shares reserved for issuance for outstanding options	7,070,008	6,425,040
Shares reserved for issuance for outstanding restricted stock units	787,023	806,048
Shares reserved for issuance for future grants	5,642,864	6,832,649

Total shares of authorized common stock reserved for future issuance	13,499,895	14,063,737

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
As of June 30, 2021, a total of 9,198,996 shares of Class A common stock have been authorized to be issued under the 2018 Plan (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company).
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
Stock-based compensation expense was $1,042 and $469 for the three months ended June 30, 2021 and 2020, respectively, and was $1,740 and $678 for the six months ended June 30, 2021 and 2020, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the consolidated statements of operations.

Restricted Stock Units (RSUs)
In the six months ended June 30, 2021, the Company granted 290,027 time-based restricted stock units to its employees, executives and the Board of Directors. Each restricted stock unit represents the contingent right to receive one share of the Company’s common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.
The activity of restricted stock units is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	806,048	$3.82
Granted	290,027	14.45
Vested	(252,743)	4.20
Canceled/Forfeited	(56,309)	8.29

Unvested at June 30, 2021	787,023	$7.30

As of June 30, 2021, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $3,891 and the weighted average remaining recognition period for unvested awards was 3.16 years.
Stock Option Valuation
The stock options granted during the six months ended June 30, 2021 and 2020 were 1,037,099 and 1,538,723 respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods were as follows, presented on a weighted-average basis:

	June 30, 2021	June 30, 2020
Risk-free interest rate	0.82%	0.46%
Expected term (in years)	6.21	6.22
Expected volatility	39.30%	37.41%
Expected dividend yield	0.0%	0.0%
Exercise price	$13.54	$4.04
Underlying stock price	$13.54	$3.36

These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2021 and 2020 of $5.31 and $1.04, respectively.
Stock Option Activity
The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	6,620,318	$2.33	5.22	$34,458
Granted	1,037,099	13.54
Exercised	(558,785)	2.15		5,526
Canceled / forfeited	(28,624)	9.54

Outstanding as of June 30, 2021	7,070,008	3.95	5.56	89,543

Options exercisable as of June 30, 2021	4,709,080	1.83	3.91	69,665

Options vested or expected to vest as of June 30, 2021	6,557,753	$3.57	5.28	$85,578

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.
The total fair value of options vested during the six months ended June 30, 2021 and 2020 was $586 and $209, respectively.
As of June 30, 2021, the total unrecognized stock compensation expense related to unvested stock options expected to vest was $4,676 and was expected to be recognized over a weighted-average period of 3.27 years.
Between 2010 and 2013, a former executive took several partial recourse notes totaling $635 to exercise his 675,990 shares of stock options. The notes were secured with these shares held by the former executive. When the loans were outstanding, the options were not considered exercised and were included within the options outstanding for accounting purposes. As of December 31, 2020, $334 of the principal balance of the partial recourse notes was outstanding and 195,278 shares were not considered outstanding for accounting purposes. In the three months ended March 31, 2021, the former executive repaid the remaining principal balance of the notes (see Note “19. Related Parties Transactions”). The repayments were treated as the exercise price for 195,278 shares of the options and were included in the consolidated statement of stockholders’ equity. As of
June

30
, 2021,
no
ne
of the partial recourse notes was outstanding and all of the 675,990 shares used to secure the notes were considered outstanding for accounting purposes.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net Income (loss)	$20,687	$(5,166)	$30,630	$(21,479)
Denominator:
Weighted average common shares outstanding—basic	128,235,224	104,714,725	128,053,654	104,600,825
Dilutive effect of restricted stock units	508,015	—	517,837	—
Dilutive effect of options	5,245,174	—	5,149,700	—

Weighted-average common shares outstanding—diluted	133,988,413	104,714,725	133,721,191	104,600,825
Earnings (loss) per share—basic	$0.16	$(0.05)	$0.24	$(0.21)

Earnings (loss) per share—diluted	$0.15	$(0.05)	$0.23	$(0.21)

For the

three and six months ended June 30, 2021, outstanding stock-based awards of 923,907 and 967,146 were excluded from the diluted EPS calculation. For the three and six months ended June 30, 2020, the Company had a net loss. As such, 8,695,401 shares of potentially dilutive securities were excluded from the computation of diluted net loss per share as these securities had anti-dilutive effect and including them would reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders was the same for these periods.
17. Leases
As of December 31, 2020 and June 30, 2021, the Company’s contracts that contained a lease consisted primarily of real estate, equipment and vehicle leases.
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
The Company determines if an arrangement is a lease at lease inception. The options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise the options. Operating leases are included in operating lease right-of-use assets
and operating lease obligations on the consolidated balance sheets. Finance lease right-of-use assets
are included in property and equipment, net, and the related liabilities are included in finance lease obligations on the consolidated balance sheets.
Right-of-use assets
represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Right-of-use assets
and lease liabilities are recognized based on the present value of the fixed lease payments over the lease term at the commencement date.
The
right
-of-use assets
also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. The Company uses its incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases that do not have a readily determinable implicit discount rate. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term and amount in a similar economic environment. The Company determines the incremental borrowing rates for its leases by adjusting the risk-free interest rate with a credit risk premium corresponding to the Company’s credit rating.

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
and liabilities calculation.
In August 2020, the Company entered into a lease for approximately 23,000 square feet in San Diego, California for office and laboratory use. The lease commenced
on April 1, 2021. The initial lease term is ten years from the lease commencement date, with an option to extend the term for a period of five years. Annual lease payments during the first year are $1,562 with 3% increase each year during the lease term. A security deposit of $237 is required throughout the term of the lease.
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
As of June 30, 2021 and December 31, 2020, the Company owed an aggregate of $10,336 of accrued but unpaid lease obligations, which are subordinated to the 2019 Credit Agreement and will not be paid until the debt under the 2019 Credit Agreement is paid off in 2024 even though the finance leases expire in December 2022. The accrued but unpaid lease obligations include rent in arrears and unpaid operating and common area maintenance costs under the aforementioned leases. The principal portion of rent in arrears on the finance leases totaled $7,307 and $6,946 as of June 30, 2021 and December 31, 2020, respectively, and is included in the long-term portion of finance lease obligations. The interest portion of rent in arrears totaled $2,475 and $2,865 as of June 30, 2021 and December 31, 2020, respectively, and is included in other liabilities on the consolidated balance sheets. The unpaid operating and common area maintenance costs totaled $554 and $525 as of June 30, 2021 and December 31, 2020, respectively, and are included in other liabilities on the consolidated balance sheets.
Effective April 1, 2019, the Company agreed to accrue interest on the accrued but unpaid lease obligations at an interest rate equal to the rate charged in the 2019 Credit Agreement (see Note “13. Long-Term Debt Obligations”). The accrued interest is also subordinated to the 2019 Credit Agreement and, as such, is included in other liabilities on the consolidated balance sheet. Interest accrual as of June 30, 2021 and December 31, 2020 totaled
$2,151 and $1,673, respectively.
The components of lease cost were as follows:

	Classification	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Finance lease
Amortization of right-of-use assets	COGS and SG&A	$304	$603
Interest on lease liabilities	Interest Expense	312	661

Total Finance lease cost		616	1,264
Operating lease cost	COGS, R&D, SG&A	1,735	3,015
Short-term lease cost	COGS, R&D, SG&A	699	1,414
Variable lease cost	COGS, R&D, SG&A	1,086	2,449

Total lease cost		$4,136	$8,142

Supplemental balance sheet information related to finance leases was as follows:

	June 30, 2021	January 1, 2021

Property and equipment, gross	$22,989	$22,989
Accumulated depreciation	(15,578)	(14,974)

Property and equipment, net	$7,411	$8,015

Current portion of finance lease obligations	$4,134	$3,619
Finance lease long-term obligations	9,553	11,442

Total finance lease liabilities	$13,687	$15,061

Supplemental cash flow

information related to leases was as follows:

Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	3,228
Operating cash flows for finance leases	1,022
Financing cash flows for finance leases	1,374
Right-of-use assets obtained in exchange for lease obligations - upon adoption:
Operating leases	13,525
Finance leases	—
Right-of-use assets obtained in exchange for lease obligations - post adoption:
Operating leases	15,567
Finance leases	—

June 30, 2021
Weighted-average remaining lease term
Finance leases	1.49
Operating leases	8.27

June 30, 2021
Weighted-average discount rate
Finance leases	19.69%
Operating leases	4.19%

As of June 30, 2021, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
2021 (remaining 6 months)	$3,319	$2,390
2022	4,507	4,945
2023	3,845	—
2024	3,177	9,782
2025	3,164	—
Thereafter	16,341	—

Total lease payments	34,353	17,117
Less: interest	(5,625)	(3,430)

Total lease liabilities	$28,728	$13,687

Under ASC 840, for the three and six months ended June 30, 2020, the Company recorded lease expense of $1,837 and $3,351, respectively for operating leases.
18. Commitments and Contingencies
Royalty Commitments
The Company entered into a license agreement with a university for certain patent rights related to the development, use, and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of June 30, 2021 and December 31, 2020, respectively, and were classified as part of accrued expenses on the Company’s consolidated balance sheets. There was no royalty expense incurred during the three and six months ended June 30, 2021 or 2020 related to this agreement.
In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense of $1,134 and $839 during the three months ended June 30, 2021 and 2020, respectively, and $2,355 and $1,819 during the six months ended June 30, 2021 and 2020, respectively, within selling, general and administrative expenses on the consolidated statement of operations.
As part of the NuTech Medical acquisition, the Company inherited certain product development and consulting agreements for ongoing consulting services and royalty payments based on a percentage of net sales on certain products over a period of 15 years from the execution of the agreements. These product development and consulting agreements were cancelled in January 2020 for total consideration of $1,950 that was paid on February 14, 2020. The $1,950 cancellation fee was recorded within selling, general and administrative expenses on the consolidated statement of operations for the six months ended June 30, 2020.
Legal Proceedings
In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable.
The Company accrued $150 as of June 30, 2021 and December 31, 2020 for
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
During 2010, the Company’s Board of Directors approved a loan program that permitted the Company to make loans to three executives of the Company (the “Employer Loans”) to (i) provide them with liquidity (“Liquidity Loans”) and (ii) fund the exercise of vested stock options (“Option Loans”). Two of the executives left the Company in 2014. The Employer Loans matured with all principal and accrued interest due on the tenth anniversary of the issuance date of each subject loan. Interest on the Employer Loans was at various rates ranging from 2.30%—3.86% per annum, compounded annually. The Employer Loans were secured by shares of the Company’s Class A common stock held by the former executives. With respect to the Liquidity Loans, the Company had no personal recourse against the borrowers beyond the pledged shares. As of December 31, 2020, Liquidity Loans and Option Loans to one former executive were outstanding with an aggregate principal balance of $100 and $334, respectively. During the three months ended March 31, 2021, this former executive paid off the outstanding principal balance of his Employer Loans and the related interest receivable. As a result, the Company recorded $179 as a recovery of the previously reserved related party receivables within selling, general and administrative expenses on the consolidated statement of operations for the six months ended June 30, 2021. The $334 of the repaid principal balance of the Option Loans was recorded to eq uity.
See Note “15. Share-Based Compensation”
.
20. Taxes
The Company is principally subject to taxation in the United States. The Company has a history of net operating losses both federally and in various states and began utilizing those losses to offset current taxable income in 2020. The Company’s wholly owned Swiss subsidiary, Organogenesis GmbH, is subject to taxation in Switzerland and generally has profits as a result of a transfer pricing arrangement in place with Organogenesis Inc., its U.S. parent and a wholly owned subsidiary of the Company.
The income tax rate for the six months ended June 30, 2021 varied from the U.S. statutory rate of 21% primarily due to the utilization of net operating losses federally and in many states as well as the cash taxes in Switzerland. The Company maintains a full valuation allowance against its U.S. deferred tax assets and as such, the Company’s provision for income taxes primarily relates to cash taxes to be paid in certain states where the net operating losses are expected to be fully utilized or limited based on state statute. Income tax expense for the six months ended June 30, 2021 was $687, which included discrete tax expense of $20 related to the interest on certain uncertain tax positions. Income tax expense for the six months ended June 30, 2020 was $62 and related primarily to state and foreign taxes.
The Company examines all positive and negative evidence to estimate whether sufficient future taxable income in the U.S. will be generated to permit the use of existing deferred tax assets. The Company has significant negative evidence in the form of cumulative losses and believes that it is more likely than not that these United States deferred tax assets will not be utilized. As such, the Company maintained the valuation allowance against its U.S. deferred tax asset as of June 30, 2021. There are no material deferred tax assets in the other jurisdictions.
 On a quarterly basis, the Company reassesses the valuation allowance on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. After assessing both the positive evidence and the negative evidence, the Company may determine it is more likely than not that the deferred tax assets would be realized in the future and the Company would therefore release all or a portion of the valuation allowance related to the net operating loss carryforwards and other deferred tax assets.
21. Subsequent Events
The Company has evaluated subsequent events through August 9, 2021, the date on which these consolidated financial statements were issued.
On August 6, 2021, the Company, as borrower, its subsidiaries, as guarantors, and SVB, and the several other lenders entered into a credit agreement (the “2021 Credit Agreement”) providing for a term loan facility not to exceed $
75,000
and a revolving credit facility not to exceed $
125,000
, both of which mature on
August 6, 2026
. On the same date, the Company paid all amount due under the 2019 Credit Agreement, including unpaid principal, accrued interest, Final Payment, and Prepayment Premium, and the 2019 Credit Agreement was terminated.

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
In the Surgical & Sports Medicine market, we focus on products that support the healing of musculoskeletal injuries, including degenerative conditions such as osteoarthritis and tendonitis. We are leveraging our regenerative medicine capabilities in this attractive, adjacent market. Our Surgical & Sports Medicine products include ReNu for in-office knee
osteoarthritis treatment; NuCel for bony fusion in the lumbar spine; NuShield and Affinity barrier products for surgical application in targeted soft tissue repairs; and PuraPly AM for management of open wounds in the surgical setting. We currently sell these products through independent agencies and our growing direct sales force other than ReNu and NuCel which we stopped marketing after May 31, 2021. Refer to further discussion in section “End of Enforcement Grace Period for ReNu and NuCel” below.
On December 10, 2018, Avista Healthcare Public Acquisition Corp., our predecessor company (“AHPAC”), consummated
a
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

For the six months ended June 30, 2021, we generated $225.7 million of net revenue and $30.6 million of net income compared to $130.7 million of net revenue and $21.5 million of net loss for the six months ended June 30, 2020. We have incurred significant losses since inception and, while we have reported net income for the four consecutive quarters ended June 30, 2021, we may incur operating losses in the future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of June 30, 2021, we had an accumulated deficit of $120.1 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our common stock. We operate in one segment of regenerative medicine.
COVID-19 pandemic
The emergence of the
coronavirus (COVID-19) around
the world, and particularly in the United States, continues to present risks to the Company. While the COVID-19 pandemic
has not materially adversely affected our financial results and business operations through the second quarter ended June 30, 2021, we are unable to predict the impact that COVID-19 will
have on our financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic. We are closely monitoring the evolving impact of the pandemic on all aspects of our business. We have implemented a number of measures designed to protect the health and safety of our employees, support our customers and promote business continuity. We continue to evaluate the Company’s liquidity position, communicate with and monitor the actions of our customers and suppliers, and review our near-term financial performance as we manage the Company through this period of uncertainty.
CPN Acquisition
On September 17, 2020, we acquired certain assets and assumed certain liabilities of CPN Biosciences, LLC (“CPN”) pursuant to an asset purchase agreement dated July 24, 2020. This transaction was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805,
 Business Combinations
. The aggregated consideration amounted to $19.0 million as of the acquisition date which consisted of $6.4 million in cash, 2,151,438 shares of our common stock with a fair value of $8.8 million, and a contingent consideration (the “Earnout”) with a fair value of $3.8 million. At the closing, we paid $5.8 million in cash and issued 1,947,953 shares of our Class A common stock. The remaining consideration was held back and will be paid or issued, as applicable, eighteen months after the closing date, subject to any offsetting indemnification claims against CPN. The results of operations of CPN have been included in our consolidated financial statements beginning on the acquisition date. Revenue and expenses of CPN since the acquisition date were not material.
End of Enforcement Grace Period for ReNu and NuCel
On November 16, 2017, the FDA issued a final guidance document entitled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use”, or 361 HCT/P Guidance, which provided the FDA’s thinking on how to apply the existing regulatory criteria for regulation as a Section 361 HCT/P. The 361 HCT/P Guidance clarified the FDA’s views about the criteria that differentiate those products subject to regulation under Section 361 of the Public Health Service Act from those considered to be drugs, devices, and/or biological products subject to licensure under Section 351 and related regulations. The 361 HCT/P Guidance originally indicated that the FDA was providing a
36-month
enforcement grace period to allow time for distributors of HCT/Ps to make any regulatory submissions and obtain any premarket approvals necessary to comply with the guidance. In July 2020, the FDA announced that the enforcement grace period would be extended until May 31, 2021 as a result of the challenges presented by the
COVID-19
public health emergency. On April 21, 2021, the FDA reaffirmed that the enforcement grace period would end on May 31, 2021 and would not be extended. At that time, the FDA began regulating our ReNu and NuCel products under Section 351. We continued to market our ReNu and NuCel products during the enforcement grace period, but we ceased commercial distribution after May 31, 2021. We are continuing to conduct clinical studies of ReNu to support FDA approval of a Biologics License Application for the treatment of knee osteoarthritis and, based on favorable feasibility studies, we believe ReNu has potential as a treatment for additional osteoarthritis and tissue regeneration applications. Accordingly, we have decided to focus on clinical development of ReNu and discontinue clinical development of NuCel.
Components of Our Consolidated Results of Operations
In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.
Revenue
We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of June 30, 2021, we had approximately 325 direct sales representatives and approximately 185 independent agencies.

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
Included within our product revenue are our PuraPly and PuraPly AM products. We launched PuraPly in mid-2015, and
introduced PuraPly AM in 2016. In order to encourage the development of innovative medical devices, drugs and biologics, CMS can grant new products an additional “pass-through payment” in addition to the bundled payment amount for a limited period of no more than three years. Our PuraPly and PuraPly AM products were granted pass-through status from launch through December 31, 2017, which created an economic incentive for practitioners to use PuraPly and PuraPly AM over other skin substitutes. As a result, we saw increases in revenue related to these products in 2017. Beginning January 1, 2018, PuraPly AM and PuraPly transitioned to the bundled payment structure for skin substitutes, which provides for a two-tiered payment
system in the hospital outpatient and ASC setting.
The two-tiered Medicare
payment system bundles payment for our Advanced Wound Care products (and all skin substitutes) into the payment for the procedure for applying the skin substitute, resulting in a single payment to the provider that includes reimbursement for both the procedure and the product itself. As a result of the transition to the bundled payment structure, total Medicare reimbursement for procedures using our PuraPly AM and PuraPly products decreased substantially. This reduction in reimbursement resulted in a substantial decrease in revenue from our PuraPly AM and PuraPly products during the first nine months of 2018 and had a negative effect on our business, results of operations and financial condition. On March 23, 2018, Congress passed, and the President signed into law, the Consolidated Appropriations Act of 2018, or the Act. The Act restored the pass-through status of PuraPly and PuraPly AM from October 1, 2018 through September 30, 2020. As a result, during this period, Medicare resumed making pass-through payments to hospitals using PuraPly and PuraPly AM in the outpatient hospital setting and in ASCs. With the expiration of pass-through reimbursement status on September 30, 2020, we anticipated that our net revenue from PuraPly and PuraPly AM might decrease as they transitioned to the bundled payment structure. As of June 30, 2021, we have not observed such a decrease primarily due to our recently launched PuraPly line extensions.
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
Other expense, net
Interest expense, net
—Interest expense, net consists of interest on our outstanding indebtedness, including amortization of debt discount and debt issuance costs, net of interest income recognized.
Gain on settlement of deferr
ed acquisition consideration
—In February 2020, we settled the dispute on the $5.0 million deferred purchase acquisition consideration with the sellers of NuTech Medical for $4.0 million and assumed from the sellers of NuTech Medical the responsibilities related to a legacy lawsuit of NuTech Medical, which was settled in October 2020. In connection with the settlement of this dispute and the legacy lawsuit, we recorded a gain of $1.3 million and $1.0 million for the three months ended March 31, 2020 and December 31, 2020, respectively.
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
In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets and inherent in that, assess the likelihood of sufficient future taxable income. We also consider the expected reversal of deferred tax liabilities and analyze the period in which these liabilities would be expected to reverse to determine whether the taxable temporary difference amounts serve as an adequate source of future taxable income to support realizability of the deferred tax assets. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. Based on a consideration of the factors discussed above, including the fact that through the period ended June 30, 2021, our results reflected a twelve-quarter cumulative loss position, we have determined that a valuation allowance is necessary against the full amount of our net U.S. deferred tax assets. Our U.S. provision for income taxes relates to current tax expense associated with taxable income that could not be offset by state net operating losses. We will utilize net operating losses to offset all of the projected 2021 federal taxable income; but have exhausted net operating losses and are subject to limitations in the net operating loss utilization in certain states. We have also recorded a foreign provision for income taxes related to our wholly owned subsidiary in Switzerland.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$123,196	$68,960	$225,748	$130,692
Cost of goods sold	29,940	20,042	55,435	38,835

Gross profit	93,256	48,918	170,313	91,857
Operating expenses:
Selling, general and administrative	62,349	46,502	120,581	99,115
Research and development	7,320	4,668	13,529	10,078

Total operating expenses	69,669	51,170	134,110	109,193

Income (loss) from operations	23,587	(2,252)	36,203	(17,336)

Other expense, net:
Interest expense, net	(2,431)	(2,912)	(4,901)	(5,422)
Gain on settlement of deferred acquisition consideration	—	—	—	1,295
Other income, net	18	25	15	46

Total other expense, net	(2,413)	(2,887)	(4,886)	(4,081)

Net income (loss) before income taxes	21,174	(5,139)	31,317	(21,417)
Income tax expense	(487)	(27)	(687)	(62)

Net income (loss)	$20,687	$(5,166)	$30,630	$(21,479)

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
EBITDA and
non-GAAP
Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income (loss)	$20,687	$(5,166)	$30,630	$(21,479)
Interest expense, net	2,431	2,912	4,901	5,422
Income tax expense	487	27	687	62
Depreciation	1,063	891	2,073	1,793
Amortization	1,243	816	2,486	1,633

EBITDA	25,911	(520)	40,777	(12,569)

Stock-based compensation expense	1,042	469	1,740	678
Gain on settlement of deferred acquisition consideration (1)	—	—	—	(1,295)
Recovery of certain notes receivable from related parties (2)	—	—	(179)	—
Change in fair value of Earnout (3)	(2,762)	—	(3,058)	—
Restructuring charge (4)	939	—	1,866	—
Transaction cost (5)	—	325	—	568
Cancellation fee (6)	—	—	—	1,950

Adjusted EBITDA	$25,130	$274	$41,146	$(10,668)

(1)
Amount reflects the gain recognized related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020. See Note “18. Commitments and Contingencies”.

(2)	Amount reflects the collection of certain notes receivable from related parties previously reserved. See Note “19. Related Party Transactions”.
(3)	Amounts reflect the change in the fair value of the Earnout liability in connection with the CPN acquisition. See Note “3. Acquisition”.
(4)	Amounts reflect employee retention and benefits as well as the facility-related cost associated with the Company’s restructuring activities. See Note “12. Restructuring”.
(5)	Amounts reflect the legal, advisory and other professional fees incurred related directly to the CPN acquisition. See Note “3. Acquisition”.
(6)	Amount reflects the cancellation fee for terminating certain product development and consulting agreements the Company inherited from NuTech Medical. See Note “18. Commitments and Contingencies”.
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$111,436	$59,731	$51,705	87%
Surgical & Sports Medicine	11,760	9,229	2,531	27%

Net revenue	$123,196	$68,960	$54,236	79%

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$202,144	$111,019	$91,125	82%
Surgical & Sports Medicine	23,604	19,673	3,931	20%

Net revenue	$225,748	$130,692	$95,056	73%

Net revenue from our Advanced Wound Care products increased by $51.7 million, or 87%, to $111.4 million in the three months ended June 30, 2021 from $59.7 million in the three months ended June 30, 2020. Net revenue from our Advanced Wound Care products increased by $91.1 million, or 82%, to $202.1 million in the six months ended June 30, 2021 from $111.0 million in the six months ended June 30, 2020. The increase in Advanced Wound Care net revenue was primarily attributable to the expanded sales force, increased sales to existing and new customers and increased adoption of our amniotic product portfolio, including our Affinity product.
Net revenue from our Surgical & Sports Medicine products increased by $2.5 million, or 27%, to $11.8 million in the three months ended June 30, 2021 from $9.2 million in the three months ended June 30, 2020. Net revenue from our Surgical & Sports Medicine products increased by $3.9 million, or 20%, to $23.6 million in the six months ended June 30, 2021 from $19.7 million in the six months ended June 30, 2020. The increase in Surgical & Sports Medicine net revenue was primarily attributable to the expanded sales force and penetration of existing and new customer accounts.
Included within net revenue is PuraPly revenue of $37.6 million and $28.5 million for the three months ended June 30, 2021 and 2020, respectively, and $78.9 million and $61.0 million for the six months ended June 30, 2021 and 2020, respectively. PuraPly exited pass-through status on October 1, 2020. The continued increase in PuraPly revenue in the three and six months ended June 30, 2021 was due to the expanded sales forces, increased sales to existing and new customers, and increased adoption of our recently launched line extensions.
Cost of goods sold, gross profit and gross profit margin

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Cost of goods sold	$29,940	$20,042	$9,898	49%

Gross profit	$93,256	$48,918	$44,338	91%

Gross profit%	76%	71%
	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Cost of goods sold	$55,435	$38,835	$16,600	43%

Gross profit	$170,313	$91,857	$78,456	85%

Gross profit%	75%	70%
Cost of goods sold increased by $9.9 million, or 49%, to $29.9 million in the three months ended June 30, 2021 from $20.0 million in the three months ended June 30, 2020. Cost of goods sold increased by $16.6 million or 43% to $55.4 million in the six months ended June 30, 2021 from $38.8 million in the six months ended June 30, 2020. The increase in cost of goods sold was primarily due to increased unit volumes, and additional manufacturing and quality control headcount.
Gross profit increased by $44.3 million, or 91%, to $93.3 million in the three months ended June 30, 2021 from $48.9 million in the three months ended June 30, 2020. Gross profit increased by $78.5 million, or 85%, to $170.3 million in the six months ended June 30, 2021 from $91.9 million in the six months ended June 30, 2020. The increase in gross profit resulted primarily from increased sales volume due to the strength in our Advanced Wound Care and Surgical & Sports Medicine products as well as a shift in product mix to our higher gross margin products.
Research and Development Expenses

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Research and development	$7,320	$4,668	$2,652	57%

Research and development as a percentage of net revenue	6%	7%

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Research and development	$13,529	$10,078	$3,451	34%

Research and development as a percentage of net revenue	6%	8%
Research and development expenses increased by $2.7 million, or 57%, to $7.3 million in the three months ended June 30, 2021 from $4.7 million in the three months ended June 30, 2020. Research and development expenses increased by $3.5 million, or 34%, to $13.5 million in the six months ended June 30, 2021 from $10.1 million in the six months ended June 30, 2020. The increase in research and development expenses was primarily due to increased headcount associated with our existing Advanced Wound Care and Surgical & Sports Medicine products, an increase in product costs associated with our pipeline products not yet commercialized and an increase in the clinical study and related costs necessary to seek regulatory approvals for certain of our products.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$62,349	$46,502	$15,847	34%

Selling, general and administrative as a percentage of net revenue	51%	67%

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$120,581	$99,115	$21,466	22%

Selling, general and administrative as a percentage of net revenue	53%	76%
Selling, general and administrative expenses increased by $15.8 million, or 34%, to $62.3 million in the three months ended June 30, 2021 from $46.5 million in the three months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily due to a $10.2 million increase related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, a $4.2 million increase related to increased travel and marketing programs amid the relaxed travel restrictions for the
COVID-19,
a $0.9 million increase in restructuring cost associated with closing La Jolla office, and a $3.3 million increase in various costs resulting from increased revenue and increase in legal, consulting fees and other costs associated with the ongoing operations of our business. These increases were partially offset by a $2.8 million decrease resulting from the CPN Earnout fair value adjustment.
Selling, general and administrative expenses increased by $21.5 million, or 22%, to $120.6 million in the six months ended June 30, 2021 from $99.1 million in the six months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily due to a $19.7 million increase related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, a $1.9 million increase in restructuring cost associated with closing La Jolla office, and a $5.1 million increase in various costs resulting from increased revenue and increase in legal, consulting fees and other costs associated with the ongoing operations of our business. These increases were partially offset by a $3.1 million decrease resulting from the CPN Earnout fair value adjustment and a $2.0 million decrease in the cancellation fee incurred in the three months ended March 31, 2020 to cancel certain product development and consulting agreements.

Other Expense, net

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Interest expense, net	$(2,431)	$(2,912)	$481	(17%)
Other income (expense), net	18	25	(7)	(28%)

Total other expense, net	$(2,413)	$(2,887)	$474	(16%)

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Interest expense, net	$(4,901)	$(5,422)	$521	(10%)
Gain on settlement of deferred acquisition consideration	—	1,295	(1,295)	(100%)
Other income, net	15	46	(31)	(67%)

Total other expense, net	$(4,886)	$(4,081)	$(805)	20%

Total other expense, net, decreased by $0.5 million, or 16%, to $2.4 million in the three months ended June 30, 2021 from $2.9 million in the three months ended June 30, 2020. The decrease is primarily due to decrease in interest expense resulting from the reduced borrowings under the 2019 Credit Agreement.
Total other expense, net, increased by $0.8 million or 20% to $4.9 million in the six months ended June 30, 2021 from $4.1 million in the six months ended June 30, 2020. Interest expense, net, decreased by $0.5 million or 10% primarily due to the reduced borrowings under the 2019 Credit Agreement. The gain of $1.3 million on the settlement of deferred acquisition consideration for the six months ended June 30, 2020 was related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020.
Liquidity and Capital Resources
Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of June 30, 2021, we had $117.2 million in working capital which included $89.8 million in cash. We also had up to $30,000 available (subject to Borrowing Base) for future revolving borrowings under our Revolving Facility (see Note “13. Long-Term Debt Obligations”). We expect that our cash on hand and other components of working capital as of June 30, 2021, availability under the 2019 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report. We continue to closely monitor ongoing developments in connection with the
COVID-19
pandemic, which may negatively impact our commercial prospects, cash position and access to capital in fiscal 2021 or beyond. We will continue to assess our cash and other sources of liquidity and, if circumstances warrant, we will make appropriate adjustments to our operating plan.
Our primary uses of cash are working capital requirements, capital expenditure and debt service payments. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. Working capital is used principally for our personnel as well as manufacturing costs related to the production of our products. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers. Our capital expenditures consist primarily of building improvements, manufacturing equipment, and computer hardware and software.
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

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$16,180	$(26,618)
Net cash used in investing activities	(9,290)	(6,118)
Net cash used in (provided by) financing activities	(1,389)	13,120

Net change in cash and restricted cash	$5,501	$(19,616)

Operating Activities
During the six months ended June 30, 2021, net cash provided by operating activities was $16.2 million, resulting from our net income of $30.6 million and non-cash
charges of $14.1 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $28.5 million. $28.5 million cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $22.1 million, an increase in inventory of $5.0 million, an increase in prepaid expenses and other current assets of $1.6 million, and a decrease in operating leases and other liabilities of $3.1 million, all of which were partially offset by an increase in accounts payable, accrued expenses and other liabilities of $3.4 million.
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
Investing Activities
During the six months ended June 30, 2021, we used $9.3 million of cash in investing activities solely consisting of capital expenditures.
During the six months ended June 30, 2020, we used $6.1 million of cash in investing activities consisting of capital expenditures of $6.4 million, partially offset by notes receivable repayment of $0.3 million from one of our former executives.
Financing Activities
During the six months ended June 30, 2021, net cash used in financing activities was $1.4 million. This consisted primarily of the payment of finance lease obligations of $1.4 million, the payment of $0.5 million related to the NuTech Medical deferred acquisition consideration, and the payments of $0.7 million withholding taxes in connection with stock-based awards. The net cash used by financing activities was partially offset by the $1.2 million in proceeds from the exercise of common stock options.
During the six months ended June 30, 2020, net cash provided by financing activities was $13.1 million. This consisted primarily of $15.9 million in proceeds from our 2019 Credit Agreement, and $0.9 million in proceeds from the exercise of common stock options. The net cash provided by financing activities was partially offset by the payment of finance lease obligations of $1.1 million and the payment of $2.6 million related to the NuTech Medical deferred acquisition consideration.
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
As of June 30, 2021, we were in compliance with the financial covenants under the 2019 Credit Agreement and we had outstanding borrowings under the Revolving Facility and Term Loan Facility of the 2019 Credit Agreement of $10.0 million and $60.0 million, respectively.
On August 6, 2021, we terminated the 2019 Credit Agreement and entered into a new credit agreement. Please refer to Note “21. Subsequent Events” for more information.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as of June 30, 2021 from those disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2020.
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
ASU 2016-02,
Leases
(Topic 842)
) and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until December 31, 2021, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Material Weaknesses on Internal Control over Financial Reporting
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in
Rules 13a-15(e) and15d-15(e) under
the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form
10-K
for our fiscal year ended December 31, 2020, we identified the following material weakness that existed as of December 31, 2020 and continued to exist at June 30, 2021. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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
Because of the deficiencies noted above, in consultation with management, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of both December 31, 2020 and June 30, 2021, based on the criteria in Internal Control—Integrated Framework (2013) issued by COSO.
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
Management is committed to finalizing the remediation of the material weakness during 2021. Management’s internal control remediation efforts include the following:

•
In 2019, we began the implementation of a new company-wide enterprise resource planning system to provide additional systematic controls and segregation of duties for our accounting processes. We anticipate that the enterprise resource planning system will go live during the first half of 2022.

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

We also continue to engage an outside firm to assist management with performing sufficient testing throughout the year to validate the operating effectiveness of certain controls over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above related to remediation efforts. However, as the implementation of the new ERP system continues, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Our Annual Report on Form
10-K
for the year ended December 31, 2020, as amended, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended June 30, 2021. You should consider carefully the risk factors discussed in our Annual Report on Form
10-K
for the year ended December 31, 2020, and all other information contained in or incorporated by reference in this Quarterly Report on Form
10-Q
before making an investment decision. If any of the risks discussed in the Annual Report on Form
10-K
for the year ended December 31, 2020 or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
On May 6, 2021, we ceased to qualify as a “controlled company” within the meaning of the Nasdaq rules. Although we are no longer a controlled company, during the phase-in
period we may continue to rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other Nasdaq listed companies.
On May 6, 2021, upon the completion of a distribution by Organo PFG LLC, an affiliate of one of our directors and a significant stockholder, of shares of our Class A common stock to its members, we ceased to be a controlled company within the meaning of the Nasdaq rules. The Nasdaq rules exempt controlled companies from certain governance requirements including (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement to have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or independent director involvement in the selection of director nominees, by having director nominees selected or recommended by a majority of its independent directors meeting in executive session and (iii) the requirement to have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
Under the Nasdaq rules, a company that ceases to be a controlled company must comply with the independent board committee requirements as they relate to the nominating and corporate governance committee (if applicable) and compensation committee on the following phase-in
schedule: (1) one independent committee member at the time it ceases to be a controlled company, (2) a majority of independent committee members within 90 days of the date it ceases to be a controlled company and (3) all independent committee members within one year of the date it ceases to be a controlled company. Additionally, the Nasdaq rules provide a
12-month
phase-in
period from the date a company ceases to be a controlled company to comply with the majority independent board requirement.
Accordingly, following the loss of controlled company status on May 6, 2021, our board of directors determined to have director nominees recommended by a majority of our independent directors meeting in executive session. In addition, one member of our compensation committee was independent on May 6, 2021, a majority of the members of our compensation committee were independent by August 4, 2021 and all of the members of the compensation committee must be independent by May 6, 2022. A majority of the members of our board of directors must be independent by May 6, 2022,
During these
phase-in
periods, our stockholders will not have the same protections afforded to stockholders of companies of which the majority of directors are independent and, if, within the phase-in
periods, we are not able to recruit additional directors who would qualify as independent, or otherwise comply with the Nasdaq listing requirements, we may be subject to enforcement actions by Nasdaq. In addition, a change in our board of directors and committee membership may result in a change in corporate strategy and operating philosophies, and may result in deviations from our current growth strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit number	Description

3.1	Certificate of Incorporation of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

3.2	Bylaws of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

10.1	Fifth Amendment to Credit Agreement dated and effective as of May 5, 2021 among Organogenesis Holdings Inc., Organogenesis Inc. and Prime Merger Sub, LLC, collectively as borrower, and Silicon Valley Bank, in its capacity as the Issuing Lender and Swingline Lender, Silicon Valley Bank, as Administrative Agent, and Silicon Valley Bank and the other lenders listed therein, collectively as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on May 10, 2021)

10.2*	Change in Control Retention Agreement between Organogenesis Holdings Inc. and Gary S. Gillheeney, Sr. effective as of May 10, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.3*	Form of Change in Control Retention Agreement (Non-CEO Executive Officers) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.4*	Form of Change in Control Retention Agreement (Independent Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document XBRL

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith
*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2021	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco
David Francisco
Chief Financial Officer

(Principal Financial and Accounting Officer)