Form 10-Q
period 2021-09-30
Organogenesis Holdings Inc.
filed 2021-11-09
CIK 1661181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2021, the registrant had a total of
128,641,628 shares of

its Class A common stock, $0.0001 par value per share, outstanding.

Organogenesis Holdings Inc.
Quarterly Report on Form
10-Q
For the Quarterly Period Ended September 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on
Form 10-Q
contains forward-looking statements. These statements may relate to, but are not limited to, expectations of our future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form
10-Q
may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Form
10-Q
and in “Part I, Item 1A—Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2020, as amended. These forward-looking statements speak only as of the date of this Form
10-Q.
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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020

Assets
Current assets:
Cash	$102,237	$84,394
Restricted cash	487	412
Accounts receivable, net	74,583	56,804
Inventory	29,495	27,799
Prepaid expenses and other current assets	5,033	4,935

Total current assets	211,835	174,344
Property and equipment, net	74,774	55,792
Intangible assets, net	26,896	30,622
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	26,522	—
Deferred tax asset, net	18	18
Other assets	1,606	670

Total assets	$370,423	$290,218

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred acquisition consideration	$—	$483
Current portion of term loan	2,186	16,666
Current portion of finance lease obligations	8,531	3,619
Current portion of operating lease obligations	4,667	—
Current portion of deferred rent and lease incentive obligation	—	95
Accounts payable	28,488	23,381
Accrued expenses and other current liabilities	37,128	23,973

Total current liabilities	81,000	68,217
Line of credit	—	10,000
Term loan, net of current portion	71,667	43,044
Deferred acquisition consideration, net of current portion	1,436	1,436
Earnout liability	—	3,985
Deferred rent and lease incentive obligation, net of current portion	—	2,315
Finance lease obligations, net of current portion	831	11,442
Operating lease obligations, net of current portion	24,204	—
Other liabilities	2,111	7,971

Total liabilities	181,249	148,410

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 129,365,209 and 128,460,381 shares issued; 128,636,661 and 127,731,833 shares outstanding at September 30, 2021 and December 31, 2020, respectively.	13	13
Additional paid-in capital	300,989	296,830
Accumulated deficit	(111,828)	(155,035)

Total stockholders’ equity	189,174	141,808

Total liabilities and stockholders’ equity	$370,423	$290,218

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net revenue	$113,753	$100,799	$339,501	$231,491
Cost of goods sold	26,167	22,964	81,602	61,799

Gross profit	87,586	77,835	257,899	169,692
Operating expenses:
Selling, general and administrative	62,369	51,325	182,950	150,797
Research and development	8,953	3,709	22,482	13,787

Total operating expenses	71,322	55,034	205,432	164,584

Income from operations	16,264	22,801	52,467	5,108

Other expense, net:
Interest expense, net	(1,482)	(2,969)	(6,383)	(8,391)
Loss on extinguishment of debt	(1,883)	—	(1,883)	—
Gain on settlement of deferred acquisition consideration	—	951	—	2,246
Other income, net	(19)	44	(4)	90

Total other expense, net	(3,384)	(1,974)	(8,270)	(6,055)

Net income (loss) before income taxes	12,880	20,827	44,197	(947)
Income tax expense	(303)	(72)	(990)	(134)

Net income (loss)	$12,577	$20,755	$43,207	$(1,081)

Net income (loss), per share:
Basic	$0.10	$0.20	$0.34	$(0.01)

Diluted	$0.09	$0.19	$0.32	$(0.01)

Weighted-average common shares outstanding
Basic	128,546,301	105,040,035	128,219,674	104,748,297

Diluted	133,850,216	108,489,768	133,766,004	104,748,297

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(amounts in thousands, except share data)

	Three and Nine Months Ended September 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity

Balance as of June 30, 2021 (as reported)	128,283,241	$13	$299,038	$(120,129)	$178,922
Adjustment due to right of use asset amortization	—	—	—	(4,276)	(4,276)

Balance as of June 30, 2021 (as adjusted)	128,283,241	13	299,038	(124,405)	174,646
Exercise of stock options	353,420	—	910	—	910
Stock-based compensation expense	—	—	1,041	—	1,041
Net income	—	—	—	12,577	12,577

Balance as of September 30, 2021	128,636,661	$13	$300,989	$(111,828)	$189,174

Balance as of December 31, 2020 (as reported)	127,731,833	$13	$299,129	$(153,058)	$146,084
Adjustment due to Private Warrant reclassification	—	—	(2,299)	2,299	—
Adjustment due to right of use asset amortization	—	—	—	(4,276)	(4,276)

Balance as of December 31, 2020 (as adjusted)	127,731,833	13	296,830	(155,035)	141,808
Exercise of stock options	716,927	—	2,115	—	2,115
Vesting of RSUs, net of shares surrendered to pay taxes	187,901	—	(737)	—	(737)
Stock-based compensation expense	—	—	2,781	—	2,781
Net income	—	—	—	43,207	43,207

Balance as of September 30, 2021	128,636,661	$13	$300,989	$(111,828)	$189,174

	Three and Nine Months Ended September 30, 2020
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity

Balance as of June 30, 2020 (as reported)	105,417,168	$11	$228,225	$(192,486)	$35,750
Adjustment due to Private Warrant reclassification	—	—	(2,299)	2,299	—
Adjustment due to right of use asset amortization	—	—	—	(3,918)	(3,918)

Balance as of June 30, 2020 (as adjusted)	105,417,168	11	225,926	(194,105)	31,832
Exercise of stock options	92,033	—	318	—	318
Issuance of common stock associated with business acquisition	1,947,953	—	7,986	—	7,986
Stock-based compensation expense	—	—	486	—	486
Net income	—	—	—	20,755	20,755

Balance as of September 30, 2020 (as adjusted)	107,457,154	$11	$234,716	$(173,350)	$61,377

Balance as of December 31, 2019 (as reported)	104,870,886	$10	$226,580	$(171,007)	$55,583
Adjustment due to Private Warrant reclassification	—	—	(2,299)	2,299	—
Adjustment due to right of use asset amortization	—	—	—	(3,561)	(3,561)

Balance as of December 31, 2019 (as adjusted)	104,870,886	10	224,281	(172,269)	52,022
Exercise of stock options	638,315	1	1,285	—	1,286
Issuance of common stock associated with business acquisition	1,947,953	—	7,986	—	7,986
Stock-based compensation expense	—	—	1,164	—	1,164
Net loss	—	—	—	(1,081)	(1,081)

Balance as of September 30, 2020 (as adjusted)	107,457,154	$11	$234,716	$(173,350)	$61,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:

Net income (loss)	$43,207	$(1,081)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,010	3,285
Amortization of intangible assets	3,726	2,518
Amortization of operating lease right-of-use assets	4,117	—
Non-cash interest expense	236	160
Deferred interest expense	1,331	1,577
Deferred rent expense	—	33
Gain on settlement of deferred acquisition consideration	—	(2,246)
Provision recorded for sales returns and doubtful accounts	2,862	2,559
Loss on disposal of property and equipment	1,397	201
Adjustment for excess and obsolete inventories	8,045	2,024
Stock-based compensation	2,781	1,164
Change in fair value of Earnout liability	(3,985)	—
Loss on extinguishment of debt	1,883	—
Changes in operating assets and liabilities:
Accounts receivable	(20,642)	(19,160)
Inventory	(9,741)	(7,757)
Prepaid expenses and other current assets	(98)	(1,647)
Operating leases	(4,179)	—
Accounts payable	5,237	(3,778)
Accrued expenses and other current liabilities	6,765	3,521
Other liabilities	(2,922)	878

Net cash provided by (used in) operating activities	44,030	(17,749)
Cash flows from investing activities:
Purchases of property and equipment	(25,993)	(12,260)
Cash paid for business acquisition	—	(5,820)

Net cash used in investing activities	(25,993)	(18,080)
Cash flows from financing activities:
Line of credit borrowings (repayments) under the 2019 Credit Agreement	(10,000)	5,869
Term loan borrowings (repayments) under the 2019 Credit Agreement	(60,000)	10,000
Proceeds from term loan under the 2021 Credit Agreement, net of debt discount and issuance cost	73,174	—
Term loan repayments under the 2021 Credit Agreement	(469)	—
Payments of withholding taxes in connection with RSUs vesting	(737)	—
Proceeds from the exercise of stock options	2,115	1,286
Principal repayments of finance lease obligations	(2,099)	(1,776)
Payment to extinguish debt	(1,620)	—
Payment of deferred acquisition consideration	(483)	(3,034)

Net cash (used in) provided by financing activities	(119)	12,345
Change in cash and restricted cash	17,918	(23,484)
Cash and restricted cash, beginning of period	84,806	60,370

Cash and restricted cash, end of period	$102,724	$36,886

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,830	$7,130
Cash paid for income taxes	$582	$—
Supplemental disclosure of non-cash investing and financing activities:
Fair value of shares issued for business acquisition	$—	$7,986
Deferred acquisition consideration and earnout liability recorded for business acquisition	$—	$5,218
Purchases of property and equipment included in accounts payable and accrued expenses	$1,523	$2,628
Right-of-use assets obtained through operating lease obligations	$30,639	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
1. Nature of the Business and Basis of Presentation
Organogenesis Holdings Inc. (formerly Avista Healthcare Public Acquisition Corp.) (“ORGO” or the “Company”) is a leading regenerative medicine company focused on the development, manufacture, and commercialization of solutions for the Advanced Wound Care and Surgical & Sports Medicine markets. Several of the existing and pipeline products in the Company’s portfolio have Premarket Application (“PMA”) approval, Business License Applicant (“BLA”) approval or Premarket Notification 510(k) clearance from the United States Food and Drug Administration (“FDA”). The Company’s customers include hospitals, wound care centers, government facilities, ambulatory serv
i
ce centers (“ASCs”) and physician offices. The Company has one operating and reportable segment.
COVID-19
pandemic
The emergence of the coronavirus
(COVID-19)
around th
e
 world, and particularly in the United States, continues to present risks to the Company. While the
COVID-19
pandemic has not materially adversely affected the Company’s financial results and business operations through the third quarter ended September 30, 2021, the Company is unable to predict the impact that
COVID-19
will have on its financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic.
The Company is closely monitoring the evolving impact of the pandemic on all aspects of its business. The Company has implemented a number of measures designed to protect the health and safety of its employees, support its customers and promote business continuity.
Merger with Avista Healthcare Public Acquisition Corp
On December 10, 2018, Avista Healthcare Public Acquisition Corp., our predecessor company (“AHPAC”), consummated a business combination (the “Avista Merger”) pursuant to an Agreement and Plan of Merger, dated as of August 17, 2018 (as amended, the “Avista Merger Agreement”), by and among AHPAC, Avista Healthcare Merger Sub, Inc., a direct wholly-owned subsidiary of AHPAC (“Avista Merger Sub”) and Organogenesis Inc. As a result of the Avista Merger and the other transactions contemplated by the Avista Merger Agreement, Avista Merger Sub merged with and into Organogenesis Inc., with Organogenesis Inc. surviving the Avista Merger and becoming a wholly-owned subsidiary of AHPAC. AHPAC changed its name to Organogenesis Holdings Inc. (ORGO).
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, as amended (the “Annual Report”).
The unaudited consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc. and its wholly-owned subsidiaries of Organogenesis Inc., including Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future years or periods.

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
Private Warrant Reclassification
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
As a result of the SEC Statement, the Company reevaluated the historical accounting treatment of its Public Warrants and Private Warrants and determined that the Private Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet with changes to the fair value recorded to the consolidated statements of operations. The Company assessed the materiality of this error on prior period financial statements in accordance with the SEC Staff Accounting Bulletin Number 99, Materiality, and ASC
250-10,
Accounting Changes and Error Corrections. The Company determined that this error was not material to the financial statements of any prior annual or interim period. The Company reclassified
$
2,299
from additional
paid-in
capital to accumulated deficit on the co
n
solidated balance sheet as of December 31, 2020 as the cumulative adjustment for this error.
Right of Use Asset Amortization
In August 2021, the Company identified an error in its accounting treatment for two ass
e
ts recorded as finance leases. The Company did not record amortization expenses for these assets since the lease commencement date. This error resulted in an overstatement of property and equipment, net, and an understatement of accumulated deficit, and selling, general and administrative expenses in the financial statements included in the Company’s quarterly reports on Form 10-Q and the Company’s annual reports on Form 10-K previously filed with the SEC. The Company assessed the materiality of this error on prior period financial statements in accordance with the SEC Staff Accounting Bulletin Number 99, Materiality, and ASC 250-10, Accounting Changes and Error Corrections. The Company determined that this error was not material to the financial statements of any prior annual or interim period.
 To correct the immaterial misstatement, the Company revised its previously issued financial statements as follows:

	As of December 31, 2020
CONSOLIDATED BALANCE SHEETS	As Previously Reported	Adjustments	As Revised
Property and equipment, net	$60,068	$(4,276)	$55,792
Total assets	$294,494	$(4,276)	$290,218
Accumulated deficit	$(150,759)	$(4,276)	$(155,035)
Total stockholders’ equity	$146,084	$(4,276)	$141,808
Total liabilities and stockholders’ equity	$294,494	$(4,276)	$290,218

	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30 , 2020
CONSOLIDATED STATEMENTS OF OPERATIONS	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Selling, general and administrative	$51,146	$179	$51,325	$150,261	$536	$150,797
Total operating expenses	$54,855	$179	$55,034	$164,048	$536	$164,584
Income from operations	$22,980	$(179)	$22,801	$5,644	$(536)	$5,108
Net income (loss) before income taxes	$21,006	$(179)	$20,827	$(411)	$(536)	$(947)
Net income (loss)	$20,934	$(179)	$20,755	$(545)	$(536)	$(1,081)

	Nine Months Ended September 30, 2020
CONSOLIDATED STATEMENTS OF CASH FLOWS	As Previously Reported	Adjustments	As Revised
Net loss	$(545)	$(536)	$(1,081)
Depreciation	$2,749	$536	$3,285
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
(“ROU”) asset for the right to use the underlying asset, on the balance sheet. Although the Company remains an emerging growth company until December 31, 2021, it elected to early adopt ASC 842 on January 1, 2021. ASC 842 requires a modified retrospective transition method that could either be applied at the earliest comparative period in the financial statements or in the period of adoption. The Company elected to use the period of ad
o
ption (January 1, 2021) transition method and therefore did not recast prior periods. Results for reporting periods beginning on January 1, 2021 are presented under ASC 842, while prior period amounts continue to be reported and disclosed in accordance with the Company’s historical accounting treatment under Accounting Standards Codification 840, Leases (“ASC 840”). In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and, (3) not to reassess the treatment of initial direct costs for existing leases. The Company made an accounting policy election under ASC 842 not to recognize the right of use assets and lease liabilities for leases with a term of
12
months or less. The Company also elected to account for lease components and the associated non-lease components in the contracts as a single lease component for most of the leased assets. Upon the adoption of this standard on January 1, 2021, the Company recognized an operating lease liability of
 $
15,935
,
representing the present value of the minimum lease payments remaining as of the adoption date, and a right-of-use asset in the amount of
 $
13,525
.
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
The Company is obligated to pay a contingent consideration (the “Earnout”) to CPN’s former shareholders if CPN’s legacy product revenue in the Earnout Period (defined as a twelve-month period, starting on the first day of the next calendar quarter immediately following the post-closing sales meeting), exceeds CPN’s 2019 revenue. The amount of the Earnout, if any, will be equal to 70% of the excess and will be payable 60 days after the expiration of the Earnout Period. The post-closing sales meeting took place in April 2021 and the Earnout Period is July 1, 2021 to June 30, 2022. The Company recorded a non-current
liability of $3,782 on the Acquisition Date for the fair value of the contingent consideration related to the expected Earnout. The Company assesses the fair value of the Earnout liability at each reporting period. As of September 30, 2021, the Earnout liability was estimated at $0 as a result of the Company’s updated assessment of the near-term market for the CPN product portfolio. Subsequent changes in the estimated fair value of the liability are reflected in earnings until the liability is settled (see Note “5. Fair Value Measurement of Financial Instruments”).
4. Product and Geographic Sales
The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s products to customers based on specific payment and shipping terms in the arrangement. The entire transaction price reflects a single performance obligation. Product revenue is recognized when a customer obtains control of the Company’s products which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts and Group Purchasing Organization (“GPO”) rebates, which represent a direct reduction to the revenue recognized. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances. For the three months ended September 30, 2021 and 2020, the Company recorded GPO fees of $794 and $1,013, respectively, as a direct reduction of revenue. For the nine months ended September 30, 2021 and 2020, the Company recorded GPO fees of $2,323 and $2,810, respectively, as a direct reduction of revenue.
The following tables set forth revenue by product category:

	Three Months Ended September 30,
	2021	2020
Advanced Wound Care	$107,341	$89,990
Surgical & Sports Medicine	6,412	10,809

Total net revenue	$113,753	$100,799

	Nine Months Ended September 30,
	2021	2020
Advanced Wound Care	$309,485	$201,009
Surgical & Sports Medicine	30,016	30,482

Total net revenue	$339,501	$231,491

For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.

5. Fair Value of Financial Assets and Liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of S
e
ptember 30, 2021 and December 31, 2020.

	Fair Value Measurements
	as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$—	$—

	$—	$—	$—	$—

	Fair Value Measurements
	as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$3,985	$3,985

	$—	$—	$3,985	$3,985

Earnout Liability
In connection with accounting for the CPN acquisition on September 17, 2020, the Company recorded an Earnout liability of $3,782 on the Acquisition Date, representing the fair value of contingent consideration payable upon the ach
i
evement of a certain revenue target. The Earnout Liability is classified as a Level 3 measurement within the fair value hierarchy for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of such Earnout Liability is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout period. The Company assesses the fair value of the Earnout liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in selling, general and administrative expenses until the liability is settled. For more information about the Earnout liability, refer to Note “3. Acquisition”. As of September 30, 2021, the Earnout liability decreased to $0 as a result of the Company’s updated assessment of the near-term market for the CPN product portfolio. The following table provides a roll-forward of the fair value of the Company’s Earnout liability, for which fair value is determined using Level 3 inputs:

Earnout liability
Balance as of December 31, 2020	$3,985
Change in fair value	(3,985)

Balance as of September 30, 2021	$—

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring
basis as of September 30, 2021 and December 31, 2020.
6. Accounts Receivable, Net
Accounts receivable consisted of the following:

	September 30,	December 31,
	2021	2020
Accounts receivable	$81,925	$61,792
Less — allowance for sales returns and doubtful accounts	(7,342)	(4,988)

	$74,583	$56,804

The Company’s allowance for sales returns and doubtful accounts was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$7,113	$3,928	$4,988	$3,049
Additions	704	1,589	2,862	2,559
Write-offs	(475)	(392)	(508)	(483)

Balance at end of period	$7,342	$5,125	$7,342	$5,125

7. Inventories
Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$8,761	$10,075
Work in process	2,144	1,305
Finished goods	18,590	16,419

	$29,495	$27,799

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three months ended September 30, 2021 and 2020, the Company charged $3,367 and $315, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, the Company charged $8,045 and $2,024, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations.
8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2021	2020
Subscriptions	$2,091	$2,013
Conferences and marketing expenses	623	63
Deposits	1,185	1,438
Reimbursement of offering expenses	—	1,009
Insurance	997	240
Other	137	172

	$5,033	$4,935

Deposits are funds held by vendors which are expected to be released within twelve months and therefore they are recorded as current assets.

9. Property and Equipment, Net
Property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Leasehold improvements	$45,050	$39,574
Building	4,943	$—
Furniture, computers and equipment	52,696	48,236

	102,689	87,810
Accumulated depreciation and amortization	(73,894)	(73,797)
Construction in progress	45,979	41,779

	$74,774	$55,792

Depreciation expense was $1,937 and $1,135 for the three months ended September 30, 2021 and 2020. Depreciation expense was $4,010 and $3,285 for the nine months ended September 30, 2021 and 2020. As of December 31, 2020, the Company had $21,689 of buildings under finance leases recorded within leasehold improvements and had $18,716 recorded within accumulated depreciation related to these buildings. In August 2021, the Company purchased one building previously under a finance lease (see Note “17. Leases”) from a related party and removed the lease from leasehold improvements and recorded the asset to buildings. As of September 30, 2021, the Company had
$17,370 of buildings under finance leases recorded within leasehold improvements and had $15,873 recorded with
i
n accumulated depreciation related to these buildings. Construction in progress primarily represents unfinished construction work on the aforementioned purchased building and, more recently, improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts.
10. Goodwill and Intangible Assets
Goodwill was $28,772 as of September 30, 2021 and December 31, 2020.
Identifiable intangible assets consisted of the following as of September 30, 2021:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(16,864)	$15,756
Trade names and trademarks	2,080	(1,128)	952
Customer relationships	10,690	(1,114)	9,576
Non-compete agreements	1,010	(398)	612

Total	$46,400	$(19,504)	$26,896

Identifiable intangible assets consisted of the following as of December 31, 2020:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(14,330)	$18,290
Trade names and trademarks	2,080	(906)	1,174
Customer relationship	10,690	(312)	10,378
Non-compete agreements	1,010	(230)	780

Total	$46,400	$(15,778)	$30,622

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, was $1,240 and $885 for the three months ended September 30, 2021 and 2020, respectively, and $3,726 and $2,518 for the nine months ended September 30, 2021 and 2020, respectively.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Personnel costs	$25,482	$18,943
Royalties	3,338	2,971
Accrued but unpaid lease obligations and interest	6,390	—
Other	1,918	2,059

	$37,128	$23,973

The accrued but unpaid lease obligations and the interest accrual on these obligations were previously included in the long-term portion of the finance lease obligations, and other liabilities as of December 31, 2020. The reclassification was due to the purchase of a building previously recorded as a finance lease from a related party (see Note “17. Leases”) and the termination of the 2019 Credit Agreement (see Note “13. Long-Term Debt Obligations”).
12. Restructuring
On October 21, 2020, the Company committed to a plan to restructure the workforce and consolidate its La Jolla facilities as part of the Company’s long-term plan to consolidate manufacturing operations in Massachusetts to reduce the Company’s cost structure. The majority of the restructuring costs are expected to be incurred by the end of 2021, with certain facility and storage costs continuing through the middle of 2024. The restructuring will result in a charge of approximately $6.5 million, of which approximately $4.0 million is attributable to the retention benefits associated with approximately 65 employees and the remaining $2.5 million is related to the facility closures. As employees are required to provide future services, employee retention and other benefit-related costs related to the Company’s restructuring are expensed over the service period.
As a result of this restructuring activity, the Company incurred a pr
e
-tax charge
of $1,010 and $2,876 during the three and nine months ended September 30, 2021. This charge was primarily related to employee retention benefits and was included in selling, g
e
neral and administrative expenses in the consolidated statements of operations. The liability related to the restructuring activities was $3,234 as of September 30, 2021 and was included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a roll-forward of the restructuring liability.

	Employee	Facility
Liability balance as of June 30, 2021	$2,381	$29
Expenses	854	156
Payments	(26)	(160)

Liability balance as of September 30, 2021	$3,209	$25

	Employee	Facility
Liability balance as of December 31, 2020	$618	$—
Expenses	2,617	259
Payments	(26)	(234)

Liability balance as of September 30, 2021	$3,209	$25

13. Long-Term Debt Obligations
Long-term debt obligations consisted of the following:

	September 30,	December 31,
	2021	2020
Line of credit	$—	$10,000

Term loan	74,531	60,000
Less debt discount and debt issuance cost	(678)	(290)

Term loan, net of debt discount and debt issuance cost	$73,853	$59,710

2021 Credit Agreement
In August 2021, the Company, as borrower, its subsidiaries, as guarantors, and Silicon Valley Bank (“SVB”), and the several other lenders thereto (collectively, the “Lenders”) entered into a credit agreement (the “2021 Credit Agreement”), providing for a term loan facility not to exceed $75,000 (the “Term Loan Facility”) and a revolving credit facility not to exceed $125,000 (the “Revolving Facility”). The Company’s obligations to the Lenders are secured by substantially all of Company’s assets, including intellectual property. Capitalized terms used h
e
rein and not otherwise defined are defined as set forth in the 2021 Credit Agreement.
Advances made under the 2021 Credit Agreement may be either Eurodollar Lo
a
ns or ABR Loans, at the Company’s option. For Eurodollar Loans, the interest rate is a per annum interest rate equal to LIBOR plus an Applicable Margin as follows: (i) if the Total Net Leverage Ratio is greater than or equal to 3.25x, 3.25%; (ii) if the Total Net Leverage Ratio is greater than or equal to 2.50x but less than 3.25x, 2.75% ; (iii) if the Total Net Leverage Ratio is greater than or equal to 2.00x but less than 2.50x, 2.50%; (iv) if the Total Net Leverage Ratio is greater than or equal to 1.50x but less than 2.00x, 2.25% and (v) if the Total Net Leverage Ratio is less than 1.50x, 2.00%. For ABR Loans, the interest rate is equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the LIBOR rate plus 1.0%, plus
(2) an Applicable Margin as follows: (i) if the Total Net Leverage Ratio is greater than or equal to 3.25x, 2.25%; (ii) if the Total Net Leverage Ratio is greater than or equal to 2.50x but less than 3.25x, 1.75% ; (iii) if the Total Net Leverage Ratio is greater than or equal to 2.00x but less than 2.50x, 1.50%; (iv) if the Total Net Leverage Ratio is greater than or equal to 1.50x but less than 2.00x, 1.25%; and (v) if the Total Net Leverage Ratio is less than 1.50x, 1.00%. The interest rate as of September 30, 2021 was 2.08%.
The 2021 Credit Agreement requires the Company to make consecutive quarterly installment payments equal to the following percentages of the original principal amount of the Term Loans: (a) from September 30, 2021 through and including June 30, 2022,
0.625

(or $469) ; (b) from

September 30, 2022 through and including June 30, 2023,
1.250%
 (or $938); (c) from September 30, 2023 through and including June 30, 2025,

1.875%
(or
 $1,406) and (d) from September 30, 2025 and the last day of each quarter thereafter until August 6, 2026 (the “Term Loan Maturity Date”),
2.50%
(or
 $1,875). The Company may prepay the Term Loan Facility, provided that any Term Loans prepaid prior to August 6, 2022 must be accompanied by a prepayment premium equal to
1.00%
of the aggregate amount of Term Loans prepaid. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.
The Company must pay in arrears, on the first day of each quarter prior to August 6, 2026 (the “Revolving Termination Date”) and on the Revolving Termination Date, a fee for the
Company’s non-use of
available funds in an amount equal to the Commitment Fee Rate per annum, multiplied by the difference between (x) the Total Revolving Commitments and (y) the sum of (A) the average for the period of the daily closing balance of the Revolving Loans, excluding the aggregate principal amount of Swingline Loans,

(B) the aggregate undrawn amount of all Letters of Credit outstanding at such time and (c) the aggregate amount of all L/C Disbursements that have not yet been reimbursed or converted into Revolving Loans or Swingline Loans. The Commitment Fee Rate is equal to (i) if the Total Net Leverage Ratio is greater than or equal to 3.25x,
0.45%
; (ii) if the Total Net Leverage Ratio is greater than or equal to 2.50x but less than 3.25x,
0.40%
; (iii) if the Total Net Leverage Ratio is greater than or equal to 2.00x but less than 2.50x,
0.35%
; (iv) if the Total Net Leverage Ratio is greater than or equal to 1.50x but less than 2.00x,
0.30%
; and (v) if the Total Net Leverage Ratio is
less
than 1.50x,
0.25%
. The maturity date for advances made under the Revolving Facility is the Revolving Termination Date. The Company may elect to reduce or terminate the Revolving Facility in its entirety at any time by repaying all outstanding principal, unpaid accrued interest and, with respect to any such reduction or termination of the Revolving Commitments made prior to August 6, 2022,
1.00%
of the aggregate amount of the Revolving Commitments so reduced or terminated.
Under the 2021 Credit Agreement, the Company is required to comply with certain financial covenants. The Company may not permit the Consolidated Fixed Charge Coverage Ratio at the last day of any period of four consecutive fiscal quarters, commencing with the fiscal quarter ending September 30, 2021, to be less than 1.25:1.00. Additionally, the Company may not permit the Consolidated Total Net Leverage Ratio at the last day of any period of four consecutive fiscal quarters, commencing with the fiscal quarter ending September 30, 2021, to exceed the following ratios: (i) for the trailing four fiscal quarters ending September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, a ratio of 3.50:1.00; (ii) for the trailing four fiscal quarters ending December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, a ratio of 3.25:1.00; and (iii) for the trailing four fiscal quarters ending December 31, 2023 and each fiscal quarter thereafter, a ratio of 3.00:1.00.

As of September 30, 2021, the Company had outstanding borrowings of $74,531 under the Term Loan Facility and $0 under the Revolving Facility with $125,000 available for future revolving borrowings. The Company recorded additional debt issuance costs and related fees of

$604 in connection with the Term Loan Facility, which are recorded as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheets. In connection with the Revolving Facility, the Company recorded debt issuance costs and related fees of $1,223, which are recorded as other assets. Both of these costs are being amortized to interest expenses through the maturity date of the facilities.
Future payments of the 2021 Credit Agreement, as of September 30, 2021, are as follows for the calendar years ending December 31:

2021	469
2022	2,812
2023	4,687
2024	5,625
2025 and beyond	60,938

Total	$74,531

2019 Credit Agreement
In March 2019
, the Company, its subsidiaries and SVB, and the several other lenders thereto entered into a credit agreement, as amended (the “2019 Credit Agreement”), providing for a term loan facility of $
40,000
and a revolving credit facility of up to $
60,000
. Both facilities
w
ere
set to
mature in
2024
. The interest rate for the term loan facility
was
a floating per
annum interest rate equal to the greater of 3.75% above the Wall Street Journal Prime Rate and 9.25%
.
The interest rate for advances under the revolving facility was a floating per annum interest rate equal to the greater of the Wall Street Journal Prime Rate and 5.50%.
If the Company elected to prepay the loan or terminate the facilities, the Company was required to pay a certain percentage of the outstanding principal as a prepayment fee. A final payment fee (the “Final Payment”) of
6.5
%
multiplied by the original aggregate principal amount of term loan facility was due upon the earlier to occur of the maturity date of the term loan or prepayment of all outstanding principal.
In August 2021, upon entering into the 2021 Credit Agreement, the Company paid an aggregate amount of $70,559 due under the 2019 Credit Agreement, including unpaid principal, accrued interest, the Final Payment and a prepayment fee, with proceeds from the 2021 Credit Agreement, and the 2019 Credit Agreement was terminated. Upon termination of the 2019 Credit Agreement, the Company recognized
$1,883
as loss on the extinguishment of the loan for the three and nine months ended September 30, 2021.
14. Stockholders’ Equity
Common Stock
As of September 30, 2021, the Company was authorized to issue 400,000,000 shares of $0.0001 par value Class A common stock and 1,000,000 shares of $0.0001 par value preferred stock. 129,365,209 shares of Class A common stock were issued and 128,636,661 shares were outstanding as of September 30, 2021. No shares of preferred stock were outstanding as of September 30, 2021. The issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019. As of September 30, 2021 and December 31, 2020, the Company reserved the following shares of Class A common stock for future issuance:

	September 30,	December 31,
	2021	2020
Shares reserved for issuance for outstanding options	6,724,574	6,425,040
Shares reserved for issuance for outstanding restricted stock units	768,203	806,048
Shares reserved for issuance for future grants	5,635,822	6,832,649

Total shares of authorized common stock reserved for future issuance	13,128,599	14,063,737

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
As of September 30, 2021, a total of 9,198,996 shares of Class A common stock have been authorized to be issued under the 2018 Plan (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company).
Stock Incentive
Plans-the
2003 Plan
The Organogenesis 2003 Stock Incentive Plan (the “2003 Plan”), provides for the Company to issue restricted stock awards, or to grant incentive stock options or non-statutory
stock options. Incentive stock options may be granted only to the Company’s employees. Restricted stock awards and non-statutory
stock options may be granted to employees, members of the Board of Directors, outside advis
o
rs and consultants of the Company.
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
Stock-based compensation expense was $1,041 and $486 for the three months ended September 30, 2021 and 2020, respectively, and was $2,781 and $1,164 for the nine months ended September 30, 2021 and 2020, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the consolidated statements of operations.
Restricted Stock Units (RSUs)
In the nine months ended September 30, 2021, the Company granted 299,352 time-based restricted stock units to its employees, executives and the Board of Directors. Each restricted stock unit represents the contingent right to receive one share of the Company’s common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.
The activity of restricted stock units is set forth below:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested at December 31, 2020	787,923	$3.81
Granted	299,352	14.46
Vested	(248,305)	4.20
Canceled/Forfeited	(70,767)	8.01

Unvested at September 30, 2021	768,203	$7.45

As of September 30, 2021, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $3,559 and the weighted average remaining recognition period for unvested awards was 2.92 years.

Stock Option Valuation
The stock options granted during the nine months ended September 30, 2021 and 2020 were 1,069,658 and 1,553,723 respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods were as follows, presented on a weighted-average basis:

	September 30,	September 30,
	2021	2020
Risk-free interest rate	0.83%	0.46%
Expected term (in years)	6.22	6.22
Expected volatility	39.31%	37.42%
Expected dividend yield	0.0%	0.0%
Exercise price	$13.57	$4.04
Underlying stock price	$13.57	$3.37
These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2021 and 2020 of $5.32 and $1.05, respectively.
Stock Option Activity
The following table summarizes the Company’s stock option activity since December 31, 2020:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2020	6,617,403	$2.32	5.22	$34,447
Granted	1,069,658	13.57
Exercised	(912,205)	2.31		9,720
Canceled / forfeited	(50,282)	8.30

Outstanding as of September 30, 2021	6,724,574	4.07	5.36	68,605

Options exercisable as of September 30, 2021	4,335,117	1.74	3.57	54,186

Options vested or expected to vest as of September 30, 2021	6,271,605	$3.71	5.11	$66,231

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.
The total fair value of options vested during the nine months ended September 30, 2021 and 2020 was $592 and $387, respectively.
As of September 30, 2021, the total unrecognized stock compensation expense related to unvested stock options expected to vest was $4,431 and was expected to be recognized over a weighted-average period of 3.10 years.
Between 2010 and 2013, a former executive took several partial recourse notes totaling $635 to exercise his 675,990 shares of stock options. The notes were secured with these shares held by the former executive. When the loans were outstanding, the options were not considered exercised and were included within the options outstanding for accounting purposes. As of December 31, 2020, $334 of the principal balance of the partial recourse notes was outstanding and 195,278 shares were not considered outstanding for accounting purposes. In the three months ended March 31, 2021, the former executive repaid the remaining principal balance of the notes (see Note “19. Related Parties Transactions”). The repayments were treated as the exercise price for the 195,278 shares of the options and were included in the consolidated statement of stockholders’ equity. As of September 30, 2021, none of the partial recourse notes was outstanding and all of the 675,990 shares used to secure the notes were considered outstanding for accounting purposes.

16. Net Income (Loss) per Share (EPS)
Basic EPS is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of shares outst
a
nding plus the dilutive effect, if any, of outstanding equity awards using the treasury stock method which includes consideration of unrecognized compensation expenses as additional proceeds.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) attributable to the common stockholders of Organogenesis Holdings Inc. is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net Income (loss)	$12,577	$20,755	$43,207	$(1,081)
Denominator:
Weighted average common shares outstanding —basic	128,546,301	105,040,035	128,219,674	104,748,297
Dilutive effect of restricted stock units	458,642	134,759	498,105	—
Dilutive effect of options	4,845,273	3,314,974	5,048,225	—

Weighted-average common shares outstanding—diluted	133,850,216	108,489,768	133,766,004	104,748,297
Earnings (loss) per share—basic	$0.10	$0.20	$0.34	$(0.01)

Earnings (loss) per share—diluted	$0.09	$0.19	$0.32	$(0.01)

For the three and
 nine months ended September 30, 2021, outstanding stock-based awards of
956,466
were excluded from the diluted EPS calculation. For the three months ended September 30, 2020, outstanding stock-based awards of
2,009,245
were excluded from the diluted EPS calculation. For the nine months ended September 30, 2020, the Company had a net loss. As such,
8,283,893
shares of potentially dilutive securities were excluded from the computation of diluted net loss per share as these securities had anti-dilutive effects and including them would reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders was the same for this period.
17. Leases
As of December 31, 2020 and September 30, 2021, the Company’s contracts that contained a lease consisted primarily of real estate, equipment and vehicle leases.
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
and le
a
se liabilities are recognized based on the present value of the fixed lease payments over the lease term at the commencement date.
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
and liabilities calculation.
In August 2020, the Company entered into a lease for approximately 23,000 square feet in San Diego, California for office and laboratory use. The lease commenced on April 1, 2021. The initial lease term is ten years from the lease commencement date, with an option to extend the term for a period of five years. Annual lease payments during the first year are $1,562 with a 3% increase each year during the lease term. A security deposit of $237 is required throughout the term of the lease.
On January 1, 2013, the Company entered into finance lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts. 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also stockholders of the Company. The leases terminate on December 31, 2022 and each contains a renewal option for a five-year period with the rental rate at the greater of
(i) rent for the last year of the prior term, or (ii) the then fair market value. Notice of the exercise of this renewal option is due one year prior to the expiration of the initial term. Excluding the lease with 275 Dan Road SPE, LLC which was terminated in August 2021 discussed below, aggregate annual lease payments are approximately $
3,098 with future rent increases of 10% effective January 1, 2022.
As of September 30, 2021 and December 31, 2020, the Company owed an aggregate of $10,336 of accrued but unpaid lease obligations that include rent in arrears and unpaid operating and common area maintenance costs under the aforementioned leases. Effective April 1, 2019, the Company agreed to accrue interest on the accrued but unpaid lease obligations at an interest rate equal to the rate charged in the 2019 Credit Agreement. These accrued but unpaid lease obligations as well as the accrued interest on these obligations were subordinated to the 2019 Credit Agreement. With the termination of the 2019 Credit Agreement and the execution of the 2021 Credit Agreement (see Note “13. Long-Term Debt Obligations”) in August 2021, these obligations are no longer subordinated to the Company’s existing loans.
In August 2021, the Company purchased the building (the “275 Dan Road Building”) under the lease with 275 Dan Road SPE, LLC for $6,013 and the lease was terminated. The Company recorded an asset of $4,943 to buildings within fixed asset, net in accordance with ASC 842-20-40-2
Purchase of the Underlying Asset
to account
for the purchase of the leased asset
. The asset value includes $408 net book value of the right of use asset removed from leasehold improvement and the difference of $4,535 between the cash paid and the lease liability extinguished. In connection with the purchase of the 275 Dan Road Building, the Company is required to pay
50% of the accrued but unpaid lease obligations associated with this building and the accrued interest thereof within 90 days after the closing of this transaction, with the remaining balance to be paid in five installments on January 4, 2022, April 1, 2022, July 1, 2022, October 3, 2022 and January 3, 2023. The interest on the balance of the accrued but unpaid lease obligations associated with the 275 Dan Road Building was reduced to an annual simple rate of 4.5%.
The principal portion of rent in arrears totaled $7,393 and $6,946 as of September 30, 2021 and December 31, 2020, respectively. This liability was included in the short-term portion of finance lease obligations other than the balance related to the 275 Dan Road Building that was primarily included in accrued expenses and other current liabilities on the consolidated balance sheet. The interest portion of rent in arrears totaled
$2,384 and $2,865 as of September 30, 2021 and December 31, 2020, respectively. The unpaid operating and common area maintenance costs totaled $558 and $525 as of September 30, 2021 and December 31, 2020, respectively. The accrued interest on the accrued but unpaid lease obligations totaled $2,357 and $1,673 as of September 30, 2021 and December 31, 2020, respectively. The above-mentioned mentioned liabilities were included in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheet.

2
1

The components of lease cost were as follows:

	Classification	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Finance lease
Amortization of right-of-use assets	COGS and SG&A	$793	$1,396
Interest on lease liabilities	Interest Expense	218	879

Total Finance lease cost		1,011	2,275
Operating lease cost	COGS, R&D, SG&A	1,857	4,872
Short-term lease cost	COGS, R&D, SG&A	758	2,172
Variable lease cost	COGS, R&D, SG&A	1,304	3,753

Total lease cost		$4,930	$13,072

Supplemental balance sheet information related to finance le
a
ses was as follows:

	September 30, 2021	January 1 2021
Property and equipment, gross	$18,670	$22,989
Accumulated depreciation	(16,736)	(19,250)

Property and equipment, net	$1,934	$3,739

Current portion of finance lease obligations	$8,531	$3,619
Finance lease long-term obligations	831	11,442

Total finance lease liabilities	$9,362	$15,061

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	4,933
Operating cash flows for finance leases	1,327
Financing cash flows for finance leases	2,099
Right-of-use assets obtained in exchange for lease obligations - upon adoption:
Operating leases	13,525
Finance leases	—
Right-of-use assets obtained in exchange for lease obligations - post adoption:
Operating leases	17,114
Finance leases	—

2
2

September 30, 2021
Weighted-average remaining lease term
Finance leases	1.23
Operating leases	8.06

September 30,
2021
Weighted-average discount rate
Finance leases	15.04%
Operating leases	4.18%
As of September 30, 2021, the maturities of lease liabilities were as follows:

	Operating leases	Finance leases
2021 (remaining 3 months)	$1,975	$889
2022	4,980	8,887
2023	4,137	—
2024	3,345	—
2025	3,249	—
Thereafter	16,644	—

Total lease payments	34,330	9,776
Less: interest	(5,459)	(414)

Total lease liabilities	$28,871	$9,362

Under ASC 840, for the three and nine months ended September 30, 2020, the Company recorded lease expenses of

$1,620 and $4,971, respectively for operating leases.
18. Commitments and Contingencies
Royalty Commitments
The Company entered into a license agreement with a university for certain patent rights related to the development, use, and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of September 30, 2021 and December 31, 2020, respectively, and were classified as part of accrued expenses on the Company’s consolidated balance sheets. There was no royalty expense incurred during the three and nine months end
e
d September 30, 2021 or 2020 related to this agreement.
In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense of $1,707 and $1,201 during the three months ended September 30, 2021 and 2020, respectively, and $4,062 and $3,020 during the nine months ended September 30, 2021 and 2020, respectively, within selling, general and administrative expenses on the consolidated statement of operations.
As part of the NuTech Medical acquisition, the Company inherited certain product development and consulting agreements for ongoing consulting services and royalty payments based on a percentage of net sales on certain products over a period of 15 years from the execution of the agreements. These product development and consulting agreements were canceled in January 2020 for total consideration of $1,950 that was paid on February 14, 2020. The $1,950 cancellation fee was recorded within selling, general and administrative expenses on the consolidated statement of operations for the nine months ended September 30, 2020.

2
3

Legal Proceedings
In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when am
o
unts due are probable and estimable.
The Company accrued $150 as of September 30, 2021 and December 31, 2020 for certain pending lawsuits.
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
19. Related Party Transactions
Finance lease obligations to affiliates, including accrued but unpaid lease obligations, and purchase of an asset under a finance lease with an affiliate are further described in Note “17. Leases”.
During 2010, the Company’s Board of Directors approved a loan program that permitted the Company to make loans to three executives of the Company (the “Employer Loans”) to (i) provide them with liquidity (“Liquidity Loans”) and (ii) fund the ex
e
rcise of vested stock options (“Option Loans”). Two of the executives left the Company in 2014. The Employer Loans matured with all principal and accrued interest due on the tenth anniversary of the issuance date of each subject loan. Interest on the Employer Loans was at various rates ranging from 2.30%—3.86% per annum, compounded annually. The Employer Loans were secured by shares of the Company’s Class A common stock held by the former executives. With respect to the Liquidity Loans, the Company had no personal recourse against the borrowers beyond the pledged shares. As of December 31, 2020, Liquidity Loans and Option Loans to one former executive were outstanding with an aggregate principal balance of $100 and $334, respectively. During the three months ended March 31, 2021, this former executive paid off the outstanding principal balance of his Employer Loans and the related interest receivable. As a result, the Company recorded $179 as a recovery of the previously reserved related party receivables within selling, general and administrative expenses on the consolidated statement of operations for the nine months ended September 30, 2021. The $334 of the repaid principal balance of the Option Loans was recorded to equity. See Note “15. Share-Based Compensation”.
20. Taxes
The Company is principally subject to taxation in the United States. The Company has a history of net operating losses both federally and in various states and began utilizing those losses to offset current taxable income in 2020. The Company’s wholly-owned Swiss subsidiary, Organogenesis GmbH, is subject to taxation in Switzerland and generally has profits as a result of a transfer pricing arrangement in place with Organogenesis Inc., its U.S. parent and a wholly-owned subsidiary of the Company.
The income tax rate for the nine months ended September 30, 2021 varied from the U.S. statutory rate of 21% primarily due to the utilization of net operating losses federally and in many states as well as the cash taxes in Switzerland. The Company maintains a full valuation allowance against its U.S. deferred tax assets and as such, the Company’s provision for income taxes primarily relates to cash taxes to be paid in certain states where the net operating losses are expected to be fully utilized or limited based on state statute. Income tax expense for the nine months ended September 30, 2021 was $990, which included a discrete tax expense of $31 related to the interest on certain uncertain tax positions. Income tax expense for the nine months ended September 30, 2020 was $134 and related primarily to state and foreign taxes.
The Company examines all positive and negative evidence to estimate whether sufficient future taxable income in the U.S. will be generated to permit the use of existing deferred tax assets. The Company has significant negative evidence in the form of cumulative losses and believes that it is more likely than not that these United States deferred tax assets will not be util
i
zed. As such, the Company maintained the valuation allowance against its U.S. deferred tax asset as of September 30, 2021. There are no material deferred tax assets in the other jurisdictions. On a quarterly basis, the Company reassesses the valuation allowance on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. After assessing both the positive and negative evidence, the Company may determine it is more likely than not the deferred tax assets

2
4

would be realized in the future and the Company would therefore release all or a portion of the valuation allowance related to the net operating loss carryforwards and other deferred tax assets. The Company will perform a study to determine if ownership changes, as defined by the Internal Revenue Code, have occurred that have limited the amount of net operating losses and research and development tax credit carryforwards that can be utilized annually to offset future taxable income.
21. Subsequent Events
The Company has evaluated subsequent events through November 9, 2021, the date on which these consolidated financial statements were issued has determined that there were no such events to report.

2
5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form
10-Q
and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, as amended, filed with the Securities and Exchange Commission, or SEC, on March 16, 2021, as amended. Please refer to our note regarding forward-looking statements on page 3 of this Form
10-Q,
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
On December 10, 2018, Avista Healthcare Public Acquisition Corp., our predecessor company (“AHPAC”), consummated a business combination (the “Avista Merger”) pursuant to an Agreement and Plan of Merger, dated as of August 17, 2018 (as amended, the “Avista Merger Agreement”), by and among AHPAC, Avista Healthcare Merger Sub, Inc., a direct wholly-owned subsidiary of AHPAC (“Avista Merger Sub”) and Organogenesis Inc. As a result of the Avista Merger and the other transactions contemplated by the Avista Merger Agreement, Avista Merger Sub merged with and into Organogenesis Inc., with Organogenesis Inc. surviving the Avista Merger and becoming a wholly-owned subsidiary of AHPAC. AHPAC changed its name to Organogenesis Holdings Inc. (ORGO).
For the nine months ended September 30, 2021, we generated $339.5 million of net revenue and $43.2 million of net income compared to $231.5 million of net revenue and $1.1 million of net loss for the nine months ended September 30, 2020. We have incurred significant losses since inception and, while we have reported net income for the five consecutive quarters ended September 30, 2021, we may incur operating losses in the future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of September 30, 2021, we had an accumulated deficit of $111.8 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our common stock. We operate in one segment of regenerative medicine.

COVID-19 pandemic
The emergence of the
coronavirus (COVID-19) around
the world, and particularly in the United States, continues to present risks to the Company. While the COVID-19 pandemic
has not materially adversely affected our financial results and business operations through the third quarter ended September 30, 2021, we are unable to predict the impact that COVID-19 will
have on our financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic. We are closely monitoring the evolving impact of the pandemic on all aspects of our business. We have implemented a number of measures designed to protect the health and safety of our employees, support our customers and promote business continuity. We continue to evaluate the Company’s liquidity position, communicate with and monitor the actions of our customers and suppliers, and review our near-term financial performance as we manage the Company through this period of uncertainty.
CPN Acquisition
On September 17, 2020, we acquired certain assets and assumed certain liabilities of CPN Biosciences, LLC (“CPN”) pursuant to an asset purchase agreement dated July 24, 2020. This transaction was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805,
 Business Combinations
. The aggregated consideration amounted to $19.0 million as of the acquisition date which consisted of $6.4 million in cash, 2,151,438 shares of our common stock with a fair value of $8.8 million, and a contingent consideration (the “Earnout”) with a fair value at such time of $3.8 million. At the closing, we paid $5.8 million in cash and issued 1,947,953 shares of our Class A common stock. The remaining consideration was held back and will be paid or issued, as applicable, eighteen months after the closing date, subject to any offsetting indemnification claims against CPN. The results of operations of CPN have been included in our consolidated financial statements beginning on the acquisition date. Revenue and expenses of CPN since the acquisition date were not material.
End of Enforcement Grace Period for ReNu and NuCel
On November 16, 2017, the FDA issued a final guidance document entitled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use”, or 361 HCT/P Guidance, which provided the FDA’s thinking on how to apply the existing regulatory criteria for regulation as a Section 361 HCT/P. The 361 HCT/P Guidance clarified the FDA’s views about the criteria that differentiate those products subject to regulation under Section 361 of the Public Health Service Act from those considered to be drugs, devices, and/or biological products subject to licensure under Section 351 and related regulations. The 361 HCT/P Guidance originally indicated that the FDA was providing a
36-month
enforcement grace period to allow time for distributors of HCT/Ps to make any regulatory submissions and obtain any premarket approvals necessary to comply with the guidance. In July 2020, the FDA announced that the enforcement grace period would be extended until May 31, 2021 as a result of the challenges presented by the
COVID-19
public health emergency. On April 21, 2021, the FDA reaffirmed that the enforcement grace period would end on May 31, 2021, at which time we ceased commercial distribution of ReNu and NuCel. We are continuing to conduct clinical studies of ReNu to support FDA approval of a Biologics License Application for the treatment of knee osteoarthritis and, based on favorable feasibility studies, we believe ReNu has potential as a treatment for additional osteoarthritis and tissue regeneration applications. Accordingly, we have decided to focus on clinical development of ReNu and discontinue clinical development of NuCel.
Components of Our Consolidated Results of Operations
In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.
Revenue
We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third-party agencies. As of September 30, 2021, we had approximately 330 direct sales representatives and approximately 190 independent agencies.
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
The two-tiered Medicare
payment system bundles payment for our Advanced Wound Care products (and all skin substitutes) into the payment for the procedure for applying the skin substitute, resulting in a single payment to the provider that includes reimbursement for both the procedure and the product itself. As a result of the transition to the bundled payment structure, total Medicare reimbursement for procedures using our PuraPly AM and PuraPly products decreased substantially. This reduction in reimbursement resulted in a substantial decrease in revenue from our PuraPly AM and PuraPly products during the first nine months of 2018 and had a negative effect on our business, results of operations and financial condition. On March 23, 2018, Congress passed, and the President signed into law, the Consolidated Appropriations Act of 2018, or the Act. The Act restored the pass-through status of PuraPly and PuraPly AM from October 1, 2018 through September 30, 2020. As a result, during this period, Medicare resumed making pass-through payments to hospitals using PuraPly and PuraPly AM in the outpatient hospital setting and in ASCs. With the expiration of pass-through reimbursement status on September 30, 2020, we anticipated that our net revenue from PuraPly and PuraPly AM might decrease as they transitioned to the bundled payment structure. As of September 30, 2021, we have not observed such a decrease primarily due to increased adoption, by existing and new customers, of our PuraPly line extensions launched in the second half of 2020 as well as expanded sites of care.
Cost of goods sold, gross profit and gross profit margin
Cost of goods sold includes personnel costs, product testing costs, quality assurance costs, raw materials and product costs, manufacturing costs, and the costs associated with our manufacturing and warehouse facilities. The increases in our cost of goods sold correspond with the increases in sales units driven by the expansion of our sales force and sales territories, expansion of our product portfolio offerings, and the number of healthcare facilities that offer our products. We expect our cost of goods sold to increase due primarily to anticipated increased sales volumes.
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
Gain on settlement of deferr
ed acquisition consideration
—In February 2020, we settled the dispute on the $5.0 million deferred purchase acquisition consideration with the sellers of NuTech Medical for $4.0 million and assumed from the sellers of NuTech Medical the responsibilities related to a legacy lawsuit of NuTech Medical, which was settled in October 2020. In connection with the settlement of this dispute and the legacy lawsuit, we recorded a gain of $1.3 million and $1.0 million for the three months ended March 31, 2020 and September 30, 2020, respectively.
Loss on the extinguishment of debt
—In August 2021, upon entering into the 2021 Credit Agreement, we paid an aggregate amount of $70.6 million associated with the termination of the 2019 Credit Agreement, including unpaid principal, accrued interest, the Final Payment and a prepayment fee. We recognized $1.9 million as loss on the extinguishment of the loan for the nine months ended September 30, 2021.
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
In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets and inherent in that, assess the likelihood of sufficient future taxable income. We also consider the expected reversal of deferred tax liabilities and analyze the period in which these liabilities would be expected to reverse to determine whether the taxable temporary difference amounts serve as an adequate source of future taxable income to support realizability of the deferred tax assets. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. Based on a consideration of the factors discussed above, we have determined that a valuation allowance is necessary against the full amount of our net U.S. deferred tax assets.
Our U.S. provision for income taxes relates to current tax expense associated with taxable income that could not be offset by state net operating losses. We will utilize net operating losses to offset all of the projected 2021 federal taxable income; but have exhausted net operating losses and are subject to limitations in the net operating loss utilization in certain states. We have also recorded a foreign provision for income taxes related to our wholly-owned subsidiary in Switzerland.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$113,753	$100,799	$339,501	$231,491
Cost of goods sold	26,167	22,964	81,602	61,799

Gross profit	87,586	77,835	257,899	169,692
Operating expenses:
Selling, general and administrative	62,369	51,325	182,950	150,797
Research and development	8,953	3,709	22,482	13,787

Total operating expenses	71,322	55,034	205,432	164,584

Income from operations	16,264	22,801	52,467	5,108

Other expense, net:
Interest expense, net	(1,482)	(2,969)	(6,383)	(8,391)
Loss on extinguishment of debt	(1,883)	—	(1,883)	—
Gain on settlement of deferred acquisition consideration	—	951	—	2,246
Other income, net	(19)	44	(4)	90

Total other expense, net	(3,384)	(1,974)	(8,270)	(6,055)

Net income (loss) before income taxes	12,880	20,827	44,197	(947)
Income tax expense	(303)	(72)	(990)	(134)

Net income (loss)	$12,577	$20,755	$43,207	$(1,081)

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
EBITDA and
non-GAAP
Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income (loss)	$12,577	$20,755	$43,207	$(1,081)
Interest expense, net	1,482	2,969	6,383	8,391
Income tax expense	303	72	990	134
Depreciation	1,937	1,135	4,010	3,285
Amortization	1,240	885	3,726	2,518

EBITDA	17,539	25,816	58,316	13,247

Stock-based compensation expense	1,041	486	2,781	1,164
Gain on settlement of deferred acquisition consideration (1)	—	(951)	—	(2,246)
Recovery of certain notes receivable from related parties (2)	—	(1,111)	(179)	(1,111)
Change in fair value of Earnout (3)	(927)	—	(3,985)	—
Restructuring charge (4)	1,010	—	2,876	—
Transaction cost (5)	—	361	—	929
Loss on extinguishment of debt (6)	1,883	—	1,883	—
Write-off of a fixed asset (7)	1,104	—	1,104	—
Cancellation fee (8)	—	—	—	1,950

Adjusted EBITDA	$21,650	$24,601	$62,796	$13,933

(1)
Amounts reflect the gain recognized related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020 as well as the settlement of the assumed legacy lawsuit from the sellers of NuTech Medical in October 2020. See Note “18. Commitments and Contingencies”.

(2)	Amounts reflect the collection of certain notes receivable from related parties previously reserved. See Note “19. Related Party Transactions”.
(3)	Amounts reflect the change in the fair value of the Earnout liability in connection with the CPN acquisition. See Note “3. Acquisition”.
(4)	Amounts reflect employee retention and benefits as well as the facility-related cost associated with the Company’s restructuring activities. See Note “12. Restructuring”.
(5)	Amounts reflect legal, advisory and other professional fees incurred related directly to the CPN acquisition. See Note “3. Acquisition”.
(6)	Amounts reflect the loss recognized on the extinguishment of the 2019 Credit Agreement upon repayment. See Note “13. Long-Term Debt Obligations”.
(7)	Amounts reflect the write-off of certain design and consulting fees previously capitalized related to the unfinished construction work on the 275 Dan Road Building.
(8)	Amount reflects the cancellation fee for terminating certain product development and consulting agreements the Company inherited from NuTech Medical. See Note “18. Commitments and Contingencies”.
Comparison of the Three and Nine months ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except for percentages)
Advanced Wound Care	$107,341	$89,990	$17,351	19%
Surgical & Sports Medicine	6,412	10,809	(4,397)	(41%)

Net revenue	$113,753	$100,799	$12,954	13%

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except for percentages)
Advanced Wound Care	$309,485	$201,009	$108,476	54%
Surgical & Sports Medicine	30,016	30,482	(466)	(2%)

Net revenue	$339,501	$231,491	$108,010	47%

Net revenue from our Advanced Wound Care products increased by $17.4 million, or 19%, to $107.3 million in the three months ended September 30, 2021 from $90.0 million in the three months ended September 30, 2020. Net revenue from our Advanced Wound Care products increased by $108.5 million, or 54%, to $309.5 million in the nine months ended September 30, 2021 from $201.0 million in the nine months ended September 30, 2020. The increase in Advanced Wound Care net revenue was primarily attributable to the expanded sales force, increased sales to existing and new customers, increased adoption of our amniotic product portfolio, including our Affinity product, as well as increased adoption of our PuraPly line extensions launched in the second half of 2020.
Net revenue from our Surgical & Sports Medicine products decreased by $4.4 million, or 41%, to $6.4 million in the three months ended September 30, 2021 from $10.8 million in the three months ended September 30, 2020. Net revenue from our Surgical & Sports Medicine products decreased by $0.5 million, or 2%, to $30.0 million in the nine months ended September 30, 2021 from $30.5 million in the nine months ended September 30, 2020. The decrease in Surgical & Sports Medicine net revenue was primarily attributable to ReNu and NuCel which we stopped marketing after May 31, 2021 due to the expiration of the FDA’s enforcement grace period for these products.
Included within net revenue is PuraPly revenue of $57.0 million and $41.0 million for the three months ended September 30, 2021 and 2020, respectively, and $135.9 million and $102.0 million for the nine months ended September 30, 2021 and 2020, respectively. PuraPly exited pass-through status on October 1, 2020. The continued increase in PuraPly revenue in the three and nine months ended September 30, 2021 was due to the expanded sales forces, increased adoption, by existing and new customers, of our PuraPly line extensions launched in the second half of 2020 as well as expanded sites of care.
Cost of goods sold, gross profit and gross profit margin

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except for percentages)
Cost of goods sold	$26,167	$22,964	$3,203	14%

Gross profit	$87,586	$77,835	$9,751	13%

Gross profit %	77%	77%

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except for percentages)
Cost of goods sold	$81,602	$61,799	$19,803	32%

Gross profit	$257,899	$169,692	$88,207	52%

Gross profit %	76%	73%
Cost of goods sold increased by $3.2 million, or 14%, to $26.2 million in the three months ended September 30, 2021 from $23.0 million in the three months ended September 30, 2020. Cost of goods sold increased by $19.8 million or 32% to $81.6 million in the nine months ended September 30, 2021 from $61.8 million in the nine months ended September 30, 2020. The increase in cost of goods sold was primarily due to increased unit volumes, and additional manufacturing and quality control headcount.

Gross profit increased by $9.8 million, or 13%, to $87.6 million in the three months ended September 30, 2021 from $77.8 million in the three months ended September 30, 2020. Gross profit increased by $88.2 million, or 52%, to $257.9 million in the nine months ended September 30, 2021 from $169.7 million in the nine months ended September 30, 2020. The increase in gross profit resulted primarily from increased sales volume due to the strength of our Advanced Wound Care products as well as a shift in product mix to our higher gross margin products.
Research and Development Expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except for percentages)
Research and development	$8,953	$3,709	$5,244	141%

Research and development as a percentage of net revenue	8%	4%

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except for percentages)
Research and development	$22,482	$13,787	$8,695	63%

Research and development as a percentage of net revenue	7%	6%
Research and development expenses increased by $5.2 million, or 141%, to $9.0 million in the three months ended September 30, 2021 from $3.7 million in the three months ended September 30, 2020. Research and development expenses increased by $8.7 million, or 63%, to $22.5 million in the nine months ended September 30, 2021 from $13.8 million in the nine months ended September 30, 2020. The increase in research and development expenses was primarily due to increased headcount associated with our existing Advanced Wound Care and Surgical & Sports Medicine products, an increase in product costs associated with our pipeline products not yet commercialized and an increase in the clinical study and related costs necessary to seek regulatory approvals for certain of our products.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except for percentages)
Selling, general and administrative	$62,369	$51,325	$11,044	22%

Selling, general and administrative as a percentage of net revenue	55%	51%

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except for percentages)
Selling, general and administrative	$182,950	$150,797	$32,153	21%

Selling, general and administrative as a percentage of net revenue	54%	65%
Selling, general and administrative expenses increased by $11.0 million, or 22%, to $62.4 million in the three months ended September 30, 2021 from $51.3 million in the three months ended September 30, 2020. The increase in selling, general and administrative expenses was primarily due to a $4.8 million increase related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, a $2.3 million increase related to increased travel and marketing programs amid the relaxed
COVID-19
travel restrictions, a $1.0 million increase in restructuring cost associated with closing the La Jolla office, a $1.1 million write-off
of certain design and consulting fees previously capitalized related to the unfinished construction work on the 275 Dan Road Building, and a $2.7 million increase in various costs resulting from increased revenue and increase in legal, consulting fees and other costs associated with the ongoing operations of our business. These increases were partially offset by a $0.9 million decrease resulting from the CPN Earnout fair value adjustment.

Selling, general and administrative expenses increased by $32.2 million, or 21%, to $183.0 million in the nine months ended September 30, 2021 from $150.8 million in the nine months ended September 30, 2020. The increase in selling, general and administrative expenses was primarily due to a $24.2 million increase related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, a $2.1 million increase related to increased travel and marketing programs amid the relaxed
COVID-19
travel restrictions, a $2.9 million increase in restructuring cost associated with closing the La Jolla office, a $1.1 million write-off
of certain design and consulting fees previously capitalized related to the unfinished construction work on the 275 Dan Road Building, and a $7.8 million increase in various costs resulting from increased revenue and increase in legal, consulting fees and other costs associated with the ongoing operations of our business. These increases were partially offset by a $4.0 million decrease resulting from the CPN Earnout fair value adjustment and a $2.0 million decrease in the cancellation fee incurred in the three months ended March 31, 2020 to cancel certain product development and consulting agreements.
Other Expense, net

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except for percentages)
Interest expense, net	$(1,482)	$(2,969)	$1,487	(50%)
Loss on extinguishment of debt	(1,883)	—	(1,883)	100%
Gain on settlement of deferred acquisition consideration	—	951	(951)	(100%)
Other income (expense), net	(19)	44	(63)	(143%)

Total other expense, net	$(3,384)	$(1,974)	$(1,410)	71%

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands, except for percentages)
Interest expense, net	$(6,383)	$(8,391)	$2,008	(24%)
Loss on extinguishment of debt	(1,883)	—	(1,883)	100%
Gain on settlement of deferred acquisition consideration	—	2,246	(2,246)	(100%)
Other income, net	(4)	90	(94)	(104%)

Total other expense, net	$(8,270)	$(6,055)	$(2,215)	37%

Total other expense, net, increased by $1.4 million, or 71%, to $3.4 million in the three months ended September 30, 2021 from $2.0 million in the three months ended September 30, 2020. Interest expense, net, decreased by $1.5 million or 50% due to the reduced interest rate for borrowings under the 2021 Credit Agreement. Loss on extinguishment of debt of $1.9 million was related to loss recognized on the extinguishment of the 2019 Credit Agreement upon repayment in August 2021. Gain on settlement of deferred acquisition consideration of $1.0 million was due to the decrease in legal accruals related to the settlement of a legacy lawsuit in October 2020. We assumed the legacy lawsuit as part of the resolution of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020.
Total other expense, net, increased by $2.2 million or 37% to $8.3 million in the nine months ended September 30, 2021 from $6.1 million in the nine months ended September 30, 2020. Interest expense, net, decreased by $2.0 million or 24% primarily due to the reduced interest rate for borrowings under the 2021 Credit Agreement. Loss on extinguishment of debt of $1.9 million was related to loss recognized on the extinguishment of the 2019 Credit Agreement upon repayment in August 2021. The gain of $2.3 million on the settlement of deferred acquisition consideration was related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020 as well as the decrease in legal accruals related to the settlement of a legacy lawsuit in October 2020. We assumed the legacy lawsuit from the sellers of NuTech Medical as part of the resolution of the aforementioned dispute.
Liquidity and Capital Resources
Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of September 30, 2021, we had an accumulated deficit of $111,828 and working capital of $130.8 million which included $102.2 million in cash. We also had $125.0 million available for future revolving borrowings under our Revolving Facility (see Note “13. Long-Term Debt Obligations”). For the nine months ended September 30,

2021, we have generated $43,207 of net income and $44,030 of cash in operations. We expect that our cash on hand and other components of working capital as of September 30, 2021, availability under the 2021 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report. We continue to closely monitor ongoing developments in connection with the
COVID-19
pandemic, which may negatively impact our commercial prospects, cash position and access to capital in fiscal 2021 or beyond. We will continue to assess our cash and other sources of liquidity and, if circumstances warrant, we will make appropriate adjustments to our operating plan.
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$44,030	$(17,749)
Net cash used in investing activities	(25,993)	(18,080)
Net cash provided by (used in) financing activities	(119)	12,345

Net change in cash and restricted cash	$17,918	$(23,484)

Operating Activities
During the nine months ended September 30, 2021, net cash provided by operating activities was $44.0 million, resulting primarily from our net income of $43.2 million and non-cash
charges of $24.5 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $25.6 million. Cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $20.6 million, an increase in inventory of $9.7 million, and a decrease in operating leases and other liabilities of $7.1 million, all of which were partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $12.0 million.
During the nine months ended September 30, 2020, net cash used in operating activities was $17.7 million, resulting from our net loss of $1.1 million and net cash used in connection with changes in our operating assets and liabilities of $27.9 million, partially offset by non-cash charges
of $11.3 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $19.2 million, an increase in inventory of $7.8 million, an increase in prepaid expenses and other current assets of $1.6 million, and a decrease in accounts payable of $3.8 million, all of which were partially offset by an increase in accrued expenses and other liabilities of $4.4 million.
Investing Activities
During the nine months ended September 30, 2021, we used $26.0 million of cash in investing activities solely consisting of capital expenditures.
During the nine months ended September 30, 2020, we used $18.1 million of cash in investing activities consisting of capital expenditures of $12.3 million and payment of $5.8 million related to the acquisition of CPN.

Financing Activities
During the nine months ended September 30, 2021, net cash used in financing activities was $0.1 million. This consisted primarily of the repayment of borrowings of $70.0 million under the 2019 Credit Agreement, the payment of $1.6 million to extinguish this debt facility, the payment of finance lease obligations of $2.1 million, the payment of $1.7 million related to other financing activities. The net cash used in financing activities was principally offset by $73.2 million in net proceeds from the 2021 Credit Agreement and $2.1 million in proceeds from the exercise of common stock options.
During the nine months ended September 30, 2020, net cash provided by financing activities was $12.3 million. This consisted primarily of $15.9 million in proceeds from the 2019 Credit Agreement and $1.3 million in proceeds from the exercise of common stock options. The net cash provided by financing activities was partially offset by the payment of finance lease obligations of $1.8 million and the payment of $3.0 million related to the NuTech Medical deferred acquisition consideration.
Indebtedness
2021 Credit Agreement
In August 2021, we, and our subsidiaries entered into a credit agreement with SVB and several other lenders, which we refer to as the 2021 Credit Agreement. The 2021 Credit Agreement provides for a term loan facility not to exceed $75,000 (the “Term Loan Facility”) and a revolving credit facility not to exceed $125,000 (the “Revolving Facility”).
Advances made under the 2021 Credit Agreement may be either Eurodollar Loans or ABR Loans, at our option. For Eurodollar Loans, the interest rate is a per annum interest rate equal to LIBOR plus an Applicable Margin based on the Total Net Leverage Ratio. For ABR Loans, the interest rate is equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the LIBOR rate plus 1.0%, plus
 (2) an Applicable Margin based on the Total Net Leverage Ratio.
The 2021 Credit Agreement requires us to make consecutive quarterly installment payments of principal in an amount equal to between 0.625% to 2.50% of the original principal amount of the Term Loans starting from September 30, 2021 through August 6, 2026 (the “Term Loan Maturity Date”). We may prepay the Term Loan Facility, provided that any Term Loans prepaid prior to August 6, 2022, must be accompanied by a prepayment premium equal to 1.00% of the aggregate amount of Term Loans prepaid. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.
We must pay a quarterly fee in arrears (the “Commitment Fee”), for the
Company’s non-use of
available funds through August 6, 2026 (the “Revolving Termination Date”). The Commitment Fee rate is based on the Total Net Leverage Ratio. We may elect to reduce or terminate the Revolving Facility in its entirety at any time by repaying all outstanding principal, unpaid accrued interest and, with respect to any such reduction or termination of the Revolving Commitments made prior to August 6, 2022, 1.00% of the aggregate amount of the Revolving Commitments so reduced or terminated.
Under the 2021 Credit Agreement, we are required to comply with certain financial covenants. We may not permit the Consolidated Fixed Charge Coverage Ratio at the last day of any period of four consecutive fiscal quarters, commencing with the fiscal quarter ending September 30, 2021, to be less than 1.25:1.00. Additionally, we may not permit the Consolidated Total Net Leverage Ratio at the last day of any period of four consecutive fiscal quarters, commencing with the fiscal quarter ending September 30, 2021, to exceed the following ratios: (i) for the trailing four fiscal quarters ending September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, a ratio of 3.50:1.00; (ii) for the trailing four fiscal quarters ending December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, a ratio of 3.25:1.00; and (iii) for the trailing four fiscal quarters ending December 31, 2023 and each fiscal quarter thereafter, a ratio of 3.00:1.00.
As of September 30, 2021, we were in compliance with the financial covenants under the 2021 Credit Agreement and we had outstanding borrowings under the Revolving Facility and Term Loan Facility of the 2021 Credit Agreement of $0.0 million and $74.5 million, respectively.
2019 Credit Agreement
In March 2019, we, our subsidiaries and SVB, and the several other lenders thereto entered into a credit agreement, as amended (the “2019 Credit Agreement”), providing for a term loan facility of $40,000 and a revolving credit facility of up to $60,000. Both facilities were set to mature in 2024. The interest rate for the term loan facility was a floating per annum interest rate equal to the greater of 3.75% above the Wall Street Journal Prime Rate and 9.25%. The interest rate for advances under the revolving facility was a floating per annum interest rate equal to the greater of the Wall Street Journal Prime Rate and 5.50%. If we elected to prepay the loan or terminate the facilities, we were required to pay a certain percentage of the outstanding principal as a prepayment fee. A final payment fee (the “Final Payment”) of 6.5% multiplied by the original aggregate principal amount of term loan facility was due upon the earlier to occur, the maturity date of the term loan or prepayment of all outstanding principal.

In August 2021, upon entering into the 2021 Credit Agreement, we paid an aggregate amount of $70.6 million due under the 2019 Credit Agreement, including unpaid principal, accrued interest, the Final Payment and a prepayment fee, with proceeds from the 2021 Credit Agreement, and the 2019 Credit Agreement was terminated. Upon termination of the 2019 Credit Agreement, the Company recognized $1.9 million as loss on the extinguishment of the loan for the nine months ended September 30, 2021.
Contractual Obligations and Commitments
Except as otherwise disclosed, there have been no material changes to our contractual obligations and commitments as of September 30, 2021 from those disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2020, as amended.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and the disclosure at the date of the financial statements, as well as revenue and expenses recorded during the reporting periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition. See also our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, as amended, for information about these accounting policies as well as a description of our other significant accounting policies.
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
ASU 2016-02,
Leases
(Topic 842)
) and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until December 31, 2021.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Material Weaknesses on Internal Control over Financial Reporting
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in
Rules 13a-15(e) and15d-15(e) under
the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form
10-K
for our fiscal year ended December 31, 2020, as amended, we identified the following material weakness that existed as of December 31, 2020 and continued to exist at September 30, 2021. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
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
Because of the deficiencies noted above, in consultation with management, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of both December 31, 2020 and September 30, 2021, based on the criteria in Internal Control—Integrated Framework (2013) issued by COSO.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above related to remediation efforts. However, as the implementation of the new ERP system continues, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Our Annual Report on Form
10-K
for the year ended December 31, 2020, as amended, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended September 30, 2021. You should consider carefully the risk factors discussed in our Annual Report on Form
10-K
for the year ended December 31, 2020, as amended, and all other information contained in or incorporated by reference in this Quarterly Report on Form
10-Q
before making an investment decision. If any of the risks discussed in the Annual Report on Form
10-K
for the year ended December 31, 2020, as amended, or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

The rate of reimbursement and coverage for the purchase of our products by government and private insurance (including by Medicare Administrative Contractors, or MACs) is subject to uncertainty.
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
When ASP data are not available in the quarterly ASP file published by CMS (for instance for newer products or, with respect to our Affinity product in the fourth quarter of 2021), the Part A/B MACs establish payment for drugs and biologics in their jurisdiction(s). In these situations, MACs can update their reimbursement methodology as frequently as quarterly, without notice. MACs also have the discretion to establish coverage policies for all skin substitute products (including ours). Accordingly, even if coverage and reimbursement are provided, market acceptance of our products has been and will be adversely affected if access to coverage is administratively burdensome to obtain, use of our products is administratively burdensome, or is unprofitable for healthcare providers or less profitable than alternative treatments.
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
Accordingly, following the loss of controlled company status on May 6, 2021, our board of directors determined to have director nominees recommended by a majority of our independent directors meeting in executive session. On August 3, 2021, the board of directors voted to establish a nominating committee of the board of directors, consisting of independent directors only. In addition, one member of our compensation committee was independent on May 6, 2021, a majority of the members of our compensation committee were independent by August 4, 2021 and all of the members of the compensation committee must be independent by May 6, 2022. A majority of the members of our board of directors must be independent by May 6, 2022.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit number	Description

3.1	Certificate of Incorporation of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

3.2	Bylaws of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

10.1	Credit Agreement dated and effective as of August 6, 2021 among Organogenesis Holdings Inc., as borrower, Organogenesis Inc. and Prime Merger Sub, LLC, as guarantors, and Silicon Valley Bank, as Administrative Agent, Lead Arranger, Bookrunner, Issuing Lender and Swingline Lender, and Silicon Valley Bank and the several other lenders from time to time party thereto, collectively as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 9, 2021).

10.2	Purchase and Sale Agreement dated as of August 11, 2021 by and between Organogenesis Inc. and 275 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 16, 2021).

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document XBRL

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2021	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco
David Francisco
Chief Financial Officer
(Principal Financial and Accounting Officer)