Form 10-K
period 2021-12-31
Organogenesis Holdings Inc.
filed 2022-03-01
CIK 1661181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act.

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
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common shares held by non-affiliates
of the registrant was approximately $1.1 billion, computed by reference to the closing sale price of the Class A common stock as reported by The Nasdaq Capital Market on June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting
common shares.
The number of shares of the registrant’s Class A common stock outstanding as of February 15, 2022 was 128,765,237.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be provided in Part III of this Annual Report on Form
10-K
will be provided by a Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before April 30, 2022.

Auditor Firm Id:	49	Auditor Name:	RSM US LLP	Auditor Location:	Boston, Massachusetts

ORGANOGENESIS HOLDINGS INC.
ANNUAL REPORT ON FORM
10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2021

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
We offer a comprehensive portfolio of products in the markets we serve that address patient needs across the continuum of care. We have and intend to continue to generate data from clinical trials, real-world outcomes and health economics research that validate the clinical efficacy and value proposition offered by our products. Several of our existing and pipeline products in our portfolio have PMA approval, or 510(k) clearance from the FDA. Given the extensive time and cost required to conduct clinical trials and receive FDA approvals, we believe that our data and regulatory approvals provide us a strong competitive advantage. Our product development expertise and multiple technology platforms provide a robust product pipeline, which we believe will drive future growth.
In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products, capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our advanced wound care products include Apligraf for the treatment of venous leg ulcers (“VLUs”) and diabetic foot ulcers (“DFUs”); Dermagraft for the treatment of DFUs (manufacturing currently suspended pending transition to our Massachusetts based manufacturing facilities); PuraPly AM as an antimicrobial barrier for a broad variety of wound types; and the Affinity, Novachor and NuShield wound coverings to address a variety of wound sizes and types. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

In the Surgical & Sports Medicine market, we focus on products that support the healing of musculoskeletal injuries, including degenerative conditions such as OA and tendonitis. We are leveraging our regenerative medicine capabilities in this attractive, adjacent market. Our Sports Medicine products include NuShield for surgical application in targeted soft tissue repairs; and Affinity, Novachor and PuraPly AM for management of open wounds in the surgical setting. We currently sell these products through independent agencies and our growing direct sales force.
As of December 31, 2021, we had approximately 950 full-time employees worldwide. For the year ended December 31, 2021, we generated revenue of $468.1 million and we incurred operating expenses of $280.9 million.
Competitive Strengths
We believe we have several unique strengths that have been instrumental to our success and position us well for future growth:

•
Leader in Regenerative Medicine Technology with Strong Brand Recognition.
Given our extensive history in regenerative medicine, we have strong brand recognition and market-leading positions across our portfolio, which includes flagship products Apligraf, Dermagraft and PuraPly AM, as well as our placental-based (amnion & chorion tissue) products NuShield, Affinity and Novachor. Organogenesis is well recognized as an innovator that has advanced the science of regenerative medicine, as well as the methodology to manufacture living technology at a large commercial scale and ship it worldwide. We first entered the market in 1998 with Apligraf, which is still considered one of the major breakthroughs of the Company in the regenerative medicine market, and a leader in the skin substitute category. In addition, our product, Dermagraft (manufacturing currently suspended pending transition to our Massachusetts based manufacturing facilities), has been on the market since it received FDA approval in 2001 and is a well-known brand in the global regenerative medicine market.

•
Well-Positioned in Large, Attractive and Growing Global Markets—Advanced Wound Care and Surgical
 & Sports Medicine.
We believe both markets will continue to see accelerated growth given favorable global demographics that include an aging population and a greater incidence of comorbidities such as diabetes, obesity, cardiovascular and peripheral vascular disease and smoking. We believe there is growing adoption of regenerative medicine products by the physician community due to their clinical superiority and cost effectiveness for all major stakeholders compared to traditional products.

•
Comprehensive Suite of Products to Address the Clinical and Economic Needs of Wound Care Patients and Providers.
Our comprehensive portfolio of wound care products allows physicians to personalize solutions to meet the needs of individual wound care patients. We engage with the physician at the earliest incidence of the patient’s healing process with our PuraPly AM product, which has antimicrobial properties that are beneficial for most types of wounds. If the underlying healing issues persist, we offer an array of bioactive products and placental-based (amnion & chorion tissue) wound coverings customizable for various sizes and types of wounds. Our experienced wound care sales force is highly trained to assist clinicians to effectively deploy the full complement of our wound care products.

•
Large and Growing Body of Clinical Data and FDA Approved Products.
We have a deep body of scientific, clinical and real-world outcomes data, including over 200 publications that review the technical and clinical attributes of our products. Several of our existing and pipeline products in our product portfolio have FDA regulatory approval, including PMA approval or 510(k) clearance. Given the extensive time and cost required to conduct clinical trials and receive FDA approval, we believe our data and regulatory approvals provide us with a strong competitive advantage.

•
Robust and Extensive Relationships Across the Continuum of Care.
We have established robust and extensive customer relationships across the entire continuum of care and sites of care including hospitals, wound care centers, government facilities, ASCs and physician offices to sell our broad portfolio of products. We serve more than 4,000 health care facilities, hospital systems, integrated delivery network (“IDNs”) and Group Purchasing Organizations (“GPOs”). In addition, we have developed important relationships with various physician specialties (Plastics, General, Vascular, Orthopedic, Podiatry, Dermatology), nurses, and other key decision-makers as well as third-party payers. Given these relationships across the continuum of care, we believe we are well positioned to increase our penetration in the Advanced Wound Care market and leverage those relationships in the Surgical & Sports Medicine market.

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

•
Established and Scalable Regulatory, Manufacturing and Commercial Infrastructure.
We have developed significant
in-house
expertise on the regulatory approval process that is based on our successful management of multiple products through various FDA approval pathways including PMA approval, BLA approval and 510(k) clearance. We have also developed rigorous and proven
FDA-compliant
manufacturing, distribution, and logistics capabilities. We pair our operational capabilities with a strong commercial team of sales and marketing professionals. Our established regulatory, operational and commercial infrastructure provides a firm foundation for growth as we continue to scale our business.

•
Extensive Executive Management Experience in Regenerative Medicine.
Our executive management team has extensive experience in the regenerative medicine industry, boasting over 80 years of collective experience in the space. This experience allows us to operate from a deep understanding of the underlying trends in regenerative medicine and the intertwined scientific, clinical, regulatory, commercial and manufacturing issues that drive success in the industry.

Our Business Strategy
We believe the following strategies will play a critical role in our future growth:

•
Drive Penetration in the Fast-Growing Advanced Wound Care Market.
We intend to leverage our comprehensive product portfolio and relationships with key constituents to deepen our presence in the Advanced Wound Care market. We believe the breadth and flexibility of the portfolio we now offer allow us to address a wide variety of wound types (chronic & acute), sizes, and reimbursement levels, offering significant new opportunities for growth. Furthermore, we believe our expanded product portfolio is enhancing the ability of our sales representatives to reach and penetrate customer accounts, contributing to strong growth over time. Additionally, we believe there is significant room for expansion of the Advanced Wound Care market as a whole and our wound biologics product category in particular as more physicians and payers are educated about the benefits of regenerative medicine technologies versus traditional therapies. We continue to invest to support physician and payer education as well as preclinical and clinical trials, real-world evidence, and other research to confirm the benefits of our products. We will continue to seek expanded payer coverage for all of our products, particularly PuraPly AM, Novachor, NuShield and Affinity, for which we do not yet have the broad commercial payer coverage enjoyed by Apligraf and Dermagraft.

•
Continued Expansion into Surgical
 & Sports Medicine Market.
We entered the Surgical & Sports Medicine market with the acquisition of NuTech Medical and its established and leading presence in placental-based products in 2017. We plan to continue to accelerate penetration into this market with our placental-based and collagen biomaterial products by leveraging our established commercial and operational infrastructure and building out our direct sales force to supplement our independent sales agencies. We also plan to continue to take advantage of significant opportunities to cross-sell within our established customer bases in both the Advanced Wound Care and Surgical & Sports Medicine markets. We believe that the Surgical & Sports Medicine market presents a strong near-term opportunity with respect to our current product portfolio as well as a significant long-term opportunity with respect to chronic inflammatory and degenerative conditions. Given our experience in the Advanced Wound Care market and regenerative medicine in general, we believe we are well positioned to capture this opportunity.

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

•
Supplement Organic Growth Through Selective Acquisitions.
We have demonstrated our ability to successfully identify and integrate assets that complement our strategy through the acquisitions of Dermagraft and TransCyte from Shire and our placental-based products from NuTech Medical. We believe TransCyte has the ability to address a $200 million burn market, which includes 450,000 burns that require medical attention and 40,000 burns that require hospitalization annually in the United States. We continue to evaluate tuck-in acquisitions which
complement our existing portfolios in both the Advanced Wound Care and Surgical & Sports Medicine markets and will leverage our established commercial and manufacturing infrastructure.

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
Our products use regenerative medicine technologies to provide solutions in the Advanced Wound Care (Chronic Wound) and Surgical (Acute Wound) & Sports Medicine markets. Based on industry reports and management estimates, we believe that our addressable Advanced Wound Care and Surgical & Sports Medicine markets totaled approximately $24 billion in 2021, which included an estimated $10 billion addressable market for Advanced Wound Care and an estimated $14 billion for Surgical & Sports Medicine. Within the Advanced

Wound Care market in 2021, 49% of treatments used advanced wound dressings, 18% used biologics, 21% used external wound healing devices, and 13% consisted of more traditional wound care dressings. The skin substitute market, within biologics, is expected to grow from $1.1 billion in 2021 to $2 billion in 2026. Within the Surgical & Sports Medicine market, the surgical/acute wound sub-market
accounts for $9.1 billion, chronic inflammatory and degenerative condition sub-market
accounts for approximately $3.8 billion and the tendon and ligament injuries sub-market accounts
for approximately $1.0 billion in 2015.
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
According to Grand View Research, the Global Advanced Wound Care market was estimated to be approximately $10 billion in 2021 and is expected to grow at a compound annual growth rate, or CAGR, of 4% through 2028. This market consists of several product categories including advanced wound dressings, external wound healing devices such as negative pressure wound therapy, or NPWT, biologics such as skin substitute and growth factors and other traditional wound dressings. The approximate breakdown for these product categories in 2021 is set forth below.

Advanced Wound Care Market

Wound biologics represents one of the smallest segments of the Advanced Wound Care market but is the fastest growing and has seen the highest level of innovation. According to BCC, the worldwide wound biologics market, which includes skin substitutes and growth factors, was estimated to be approximately $1.7 billion in 2021, of which skin substitute products are estimated to represent approximately 62%. Skin substitutes, bioengineered or biologic grafts that cover skin defects and support healing, are one of the fastest-growing categories of the Advanced Wound Care market. The skin substitute market, within biologics, is expected to grow from $1.1 billion in 2021 to $2 billion in 2026. Going forward, the skin substitute market is projected to continue to grow as patients with hard-to-heal
wounds transition from other therapies to skin substitute treatment.
We expect this market to continue to grow at a rapid rate as physicians are educated about the use of these products and understand the benefits as compared to other currently marketed products, payers incentivize doctors to use more cost effective treatments, patients demand more effective treatment solutions and advanced wound care becomes more common outside of the United States. We also believe that adoption of these products will increase as clinical evidence supporting the benefits of skin substitutes over traditional therapies continues to grow. Skin substitutes have demonstrated improved chronic and acute wound healing rates at a lower overall cost than the current standard of care. In a matched cohort study we commissioned, Medicare treatment costs for DFUs treated with Apligraf were $5,253 (
p
=0.49) lower per patient than the standard of care and for DFUs treated with Dermagraft, these costs were $6,991 (
p
=0.84) lower per patient than the standard of care. See Rice et al. “Economic outcomes among Medicare patients receiving bioengineered cellular technologies for treatment of diabetic foot ulcers.” J Med Econ.
2015;18(8):586-95.
Our products compete with other skin substitutes as well as other advanced wound care products such as NPWT and growth factors. Due to its market position as a skin substitute with antimicrobial properties appropriate for the treatment of wounds with biofilm or otherwise at high risk of infection, our PuraPly AM product also competes with antimicrobial dressings. Antimicrobial wound products have historically represented a more than $1 billion annual market. We are a market leader in the antimicrobial skin substitute market and have supported the expansion of that market with our comprehensive marketing and educational campaigns.
Finally, the skin substitute market remains substantially underpenetrated. According to BioMed GPS, over 7.9 million wounds globally, 3.7 million in the United States, require medical care and are classified as difficult to heal wounds where traditional therapies are unlikely to succeed. Market growth will be propelled by the aging population and rise of diabetes, obesity and cardiovascular disease—all associated with poor vascularity increasing the susceptibility of chronic, hard-to-heal
wounds. Despite the vast need and proven benefits of advanced wound care products in general to include skin substitutes, market penetration remains low in relation to the size of the total addressable market. Our internal estimates indicate that if the potentially addressable market were completely penetrated today, annual skin substitute revenue in the United States alone could exceed $9 billion.

We believe that we are well positioned in the skin substitute market as adoption continues to increase. According to BioMed GPS, we are a leading skin substitute company in the United States, and we have an experienced and established sales force with deep relationships with clinicians, wound care centers and hospitals. We also have a diverse array of products to address the different varieties of wounds throughout the wound healing process.
Surgical & Sports Medicine Market
An estimated 313 million surgical procedures are performed worldwide annually. An analysis of Medicare beneficiaries reveals that surgical wound care is associated with the highest wound care expenses, followed by DFUs. Trauma wounds, including burns, are included in the surgical/acute wound area. It is estimated that traumatic injury is responsible for more than 5 million deaths worldwide per year. Sports Medicine has displayed considerable growth as compared to other healthcare fields as a result of the rise in incidence of sports-associated injuries along with increase in awareness among people regarding physical fitness. We estimate the immediate addressable Surgical & Sports Medicine market for our products to be approximately $14 billion with a CAGR of approximately 6% through 2028.

Surgical/Acute Wounds
A surgical and/or acute wound is an injury that causes a rapid break in the skin and sometimes the underlying tissue. Acute wounds can be traumatic wounds, such as abrasions, lacerations, penetrating injuries and burns, or surgical wounds (grafts, dehiscences, necrotizing soft tissue infections) from surgical incisions. In contrast to chronic wounds, which would normally heal but stall due to biologic factors, acute wounds can be so severe that they overwhelm the body’s normal healing capacity. Biofilm and other infectious conditions, particularly in acute wounds with a high risk of infection such as open fractures, may also pose challenges to the healing of acute wounds. According to BCC Market Research, in the U.S. alone more than 150,000 deaths stem from traumatic injuries and there are more than 3 million nonfatal injuries per year. An estimated 180,000 deaths every year are caused by burns, and nonfatal burn injuries are a leading cause of morbidity. According to the American Burn Association, approximately 450,000 Americans sustain serious burn injuries every year, and more than 40,000 require hospitalization and advanced medical care.

Sports Medicine
While our portfolio of products has applicability across a wide variety of clinical specialties and wound types in the advanced wound care and surgical wound care market, our immediate focus in Sports Medicine is in the regenerative orthobiologics sub-market.
Orthobiologics are substances that orthopedic surgeons use to help injuries to bones, tendons and ligaments heal more quickly. Orthobiologic products are used to treat people with long-term disabling musculoskeletal disorders and injuries. The majority of musculoskeletal injuries occur due to recreational and sports activities. The patient demographics include both younger populations and those involved in professional sports, as well as the elderly population, usually requiring treatment for degenerative disorders and chronic diseases. The market has seen an increase in surgical volumes in part due to a higher incidence of comorbidities and chronic inflammatory and degenerative conditions, such as OA and tendonitis. The growing and aging population affected with osteoarthritis (OA) that is still looking to remain active will continue to seek non-surgical
or minimally invasive alternatives. The prevalence of knee OA has been increasing over the past several decades in the U.S., mirroring the aging population and the growing obesity epidemic.
Tendon and Ligament Injuries
Tendon and ligament injuries are common orthopedic conditions in an active and aging population. There are approximately 250,000 rotator cuff repairs performed in the United States annually. Additionally, in 2015, there were approximately 40,000 outpatient Achilles tendon repairs in the United States.
Re-rupture
and reoperation continue to be a significant source of concern with non-operative
management, occurring in 4.8% of Achilles tendon repair cases and as many as 25% or more rotator cuff repair cases. Comorbidities such as diabetes and obesity, as well as age, are correlated with a higher risk of failed healing and re-rupture.
Regenerative tissue scaffolds may be used to support the healing of tendons, ligaments and other soft tissues. According to Technavio, the annual regenerative tissue scaffold market is estimated to exceed $1 billion.
Chronic Inflammatory and Degenerative Conditions (Future Pipeline Opportunity)
Chronic inflammatory and degenerative orthopedic conditions are increasingly prevalent, driven in part by an aging demographic and higher levels of comorbidities such as diabetes and obesity. OA is the most common chronic condition of the joints, affecting approximately 27 million individuals in the United States. OA can affect multiple joints in the body, with arthritis of the knee being the most commonly treated. One in two adults will develop symptoms of knee OA during their lives. Other chronic inflammatory conditions such as Achilles and rotator cuff tendinosis and plantar fasciitis are also increasingly common. Similar to many of the other conditions that we seek to address, chronic inflammatory and degenerative orthopedic conditions are often correlated with smoking, obesity and diabetes, among other factors. Collectively, these and other related conditions were treated with an estimated 9 million injections in 2016, including steroids and hyaluronic acid, or HA. According to Grand View Research, the global chronic inflammatory and degenerative orthopedic market (Viscosupplementation Market) exceeded $3.8 billion in 2020.
Our Solution
We believe our multiple regenerative technology platforms will allow us to build a broad portfolio covering the full range of needs in the Surgical & Sports Medicine market. In the short term, our focus will be on providing clinicians with wound covering and solutions to support soft tissue healing solutions with our placental-based technologies for open acute wounds and tendon and ligament surgical repair procedures. In the long-term, we plan to deepen our focus and provide solutions for chronic inflammatory and degenerative conditions, and in particular, OA as illustrated by our current Phase III Clinical Trial for ReNu. We intend to address patient needs with our portfolio in the inpatient hospital, ASC and clinic settings. We estimate the immediate addressable Surgical & Sports Medicine market for our products to be approximately $14 billion respectively with a CAGR of approximately 6% through 2028.
For surgical/acute wounds, as skin substitutes continue to gain market adoption based on their demonstrated efficacy in improving healing rates with lower overall costs for these comprised healing situations, we believe we are well positioned with our comprehensive portfolio of technologies. Our placental-based technologies (Affinity, Novachor, NuShield) and skin substitute with antimicrobial properties (PuraPly AM) are highly differentiated both in composition along with their level of clinical utility. These product attributes coupled with our current market-leading position and high level of organizational competency give us the confidence that we have the ability to capture a high percent share of this growing market.
In tendon and ligament repair, conventional surgical approaches rely on mechanical fixation to temporarily approximate damaged tissues, assuming that the natural healing process will then result in a permanent repair. Patients with impaired healing may be unable to generate the necessary tissue structures, resulting in unacceptable failure rates over time. As additional clinical evidence and technology adoption is gained with our placental-based technologies, we believe we are well positioned with our current offering (NuShield as a surgical barrier) and our pipeline of endogenous products in this area.
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
Orthobiologics have been shown to be an effective alternative to traditional treatments. Due to their anti-inflammatory and pro-healing
effects, they go beyond mechanical intervention to support the healing process in the damaged tissue and often result in faster healing times and shorter hospital stays. The orthobiologics market includes bone morphogenetic protein, viscosupplementation with HA, synthetic bone graft substitutes and stem cell therapy, in addition to DBM and allograft. Our current product pipeline includes Sports Medicine solutions based on placental-based technologies (ReNu). There is a rapidly growing body of clinical and scientific evidence indicating the potential of these products, particularly orthobiologics, in surgical applications, resulting in increased adoption of these products.
Our Products
Advanced Wound Care
In the Advanced Wound Care (Chronic Wound) market, we focus on the development and commercialization of a broad portfolio of cellular and acellular wound care offerings that treat patients from the earliest indication of impaired healing to wound closure. Our suite of products helps treat a wide range of chronic wounds such as VLUs, DFUs, and pressure ulcers.
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
It is increasingly recognized that addressing biofilm is an important step in healing any wound. Biofilm is generated by densely packed microbial communities that are attached to the wound surface and enclosed in a matrix of self-produced extracellular polymeric substance, or EPS. Biofilm is present in at least 78% of chronic wounds and can inhibit the healing of all wound types. We engage with the physician at the earliest indication of impaired healing with our PuraPly AM product, which helps control biofilm as an antimicrobial barrier via the broad-spectrum antimicrobial PHMB. If reduction of biofilm and control of the excessive inflammatory response is sufficient to result in healing, as is often the case, PuraPly AM may be the only product required to achieve wound closure. If underlying healing issues persist, we offer an array of bioactive products and placental-based wound coverings tailored for a wide variety of wound sizes and types.
Our advanced wound care products are used in wound clinics that are located in an outpatient hospital setting as well as in physician offices and ASCs. The table below summarizes our comprehensive advanced wound care product suite:

Product (Launch Year)	Description	Regulatory Pathway	Clinical Application
Affinity (2014)†	Fresh amniotic membrane wound covering in which viable cells, growth factors/cytokines, and ECM proteins in the native tissue are preserved.	361 HCT/P	Chronic and acute wounds

Novachor (2021)	Fresh chorion membrane wound covering in which viable cells, growth factors/cytokines, and ECM proteins in the native tissue are preserved.	361 HCT/P	Chronic and acute wounds

Apligraf (1998)	Bioengineered living cell therapy that contains two living cell types, keratinocytes and fibroblasts, that produce a broad spectrum of cytokines and growth factors	PMA	VLUs; DFUs

Dermagraft (2001)*	Bioengineered product with living human fibroblasts seeded on a bioabsorbable scaffold, that produces human collagen, ECM, proteins, cytokines, and growth factors	PMA	DFUs

NuShield (2010)†	Dehydrated placental tissue wound covering preserved to retain all layers of the native tissue including both the amnion and chorion membranes, with the epithelial layer and the spongy/intermediate layer intact	361 HCT/P	Chronic and acute wounds

PuraPly AM (2016)	Antimicrobial barrier comprised of purified native collagen matrix with broad-spectrum polyhexamethylene biguanide, or PHMB, antimicrobial agent. Line extensions include PuraPly XT, which contains additional layers of collagen matrix and a higher level of PHMB. Extra-fenestrated (EF) versions of the products allow for added conformability and fluid drainage.	510(k)	Chronic and acute wounds (except 3 rd degree burns)

†	Launched by NuTech Medical; acquired by Organogenesis in 2017.
*	Launched by Smith & Nephew; acquired by Organogenesis in 2014.
Affinity & Novachor
Affinity & Novachor are fresh, amnion & chorion allograft wound coverings for application in the care of chronic and acute wounds. We believe both products are one of only a few placental tissue products containing viable amniotic cells, and are unique in that they undergo our proprietary AlloFresh process that hypothermically stores the products in their fresh state, never dried or frozen, which retains their native benefits and structure. Regulated as a human cells, tissues, and cellular and tissue-based product, or HCT/P, under Section 361 of the PHSA, these products are referred to as Section 361 HCT/Ps, or simply 361 HCT/Ps. Affinity was launched in 2014 by NuTech Medical and acquired by us in 2017. Novachor was recently launched in December 2021.
Apligraf
Apligraf is a bioengineered
bi-layered
skin substitute that is the only product that has, to date, received PMA approval for the treatment of both VLUs and DFUs. Launched in 1998, Apligraf drives faster healing and more complete wound closure through its tissue engineered structure, which includes an outer layer of protective skin cells (human epidermal keratinocytes), and an inner layer of cells (human dermal fibroblasts) contained within a collagen matrix. Apligraf is the leading skin substitute product for the treatment of VLUs, and its effectiveness has been established based on an extensive clinical history with approximately 980,000 units shipped. We believe Apligraf is also the first and only wound-healing therapy to demonstrate in a randomized controlled trial, or RCT, a significant change in patients’ VLU wound tissue, showing a shift from a non-healing
gene profile to a healing profile. Apligraf plays an active role in healing by providing the wound with living human skin cells, growth factors and other proteins produced by the cells, and a collagen matrix.
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
RCT demonstrating its superiority to conventional therapy in the healing of DFUs, studies based on real-world electronic health records and Medicare data have demonstrated its superior clinical efficacy and value as compared to competitive wound care products and conventional therapy. Dermagraft can be applied weekly (up to eight times) over a twelve-week period and does not need to be removed from the wound during this period because it contains a temporary mesh fabric that is dissolvable and becomes part of the body’s own healing processes. As part of our long-term plan to consolidate manufacturing operations in Massachusetts, manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft will be suspended in the second quarter of 2022. We currently plan to transition our Dermagraft manufacturing to our Massachusetts-based manufacturing facilities, which we expect will result in substantial long-term cost savings. In the period when Dermagraft is not available (possibly for a few years), we expect that customers will be willing to substitute Apligraf for Dermagraft and that the suspension of Dermagraft sales will not have a material impact on our net revenue.
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
PuraPly Antimicrobial
PuraPly Antimicrobial, or PuraPly AM, was developed to address the challenges posed by bioburden and excessive inflammation in the wound. Functioning as an antimicrobial barrier skin substitute, PuraPly AM is a purified native porcine type I collagen matrix embedded with polyhexamethylene biguanide, or PHMB, a localized broad-spectrum antimicrobial. PuraPly AM was launched in 2016 and has received 510(k) clearance for the management of multiple wound types, including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds, trauma wounds, draining wounds, and first- and second-degree burns. The combination of PHMB with a native collagen matrix helps manage bioburden while supporting healing across a wide variety of wound types, regardless of severity or duration. Line extensions include PuraPly XT, which contains additional layers of collagen matrix and a higher level of PHMB. Extra-fenestrated (EF) versions of the products allow for added conformability and fluid drainage. We also developed and received 510(k) clearance for PuraPly without PHMB, which we refer to as “PuraPly,” for those patients who do not require an antimicrobial agent.
Surgical & Sports Medicine
In the Surgical & Sports Medicine market, we focus on the development and commercialization of products that support the healing of surgical/acute wounds, and musculoskeletal injuries including chronic degenerative conditions such as OA and tendonitis. Our products in this market are used predominantly in the inpatient and outpatient hospital and ASC settings. The table below summarizes the principal products in our Surgical & Sports Medicine product suite:

Product (Launch Year)	Description	Regulatory Pathway	Clinical Application
NuShield (2010)	Dehydrated placental tissue barrier membrane preserved to retain all layers of the native tissue including both the amnion and chorion membranes, with the epithelial layer and the spongy/intermediate layer intact	361 HCT/P	Barrier membrane to support repair of tendon, ligament and other soft tissue injuries

Affinity (2014)	Fresh amniotic membrane wound covering in which viable cells, growth factors/cytokines, and ECM proteins in the native tissue are preserved	361 HCT/P	Wound covering for acute surgical wounds

Novachor (2021)	Fresh chorion membrane wound covering in which viable cells, growth factors/cytokines, and ECM proteins in the native tissue are preserved.	361 HCT/P	Wound covering for acute surgical wounds

PuraPly AM (2016)	Purified native collagen matrix with broad-spectrum PHMB antimicrobial agent. Line extensions include PuraPly XT, which contains additional layers of collagen matrix and a higher level of PHMB. Extra-fenestrated (EF) versions of the products allow for added conformability and fluid drainage.	510(k)	Antimicrobial barrier for management of open wounds in the surgical setting

PuraForce (2019)	PuraForce is a bioengineered porcine collagen surgical matrix for use in soft tissue reinforcement applications that is intended for 510(k) indications for the reinforcement of all tendons in the body. PuraForce has high biomechanical strength per unit thickness, making it ideal for extremities applications. We commercially launched this product in 2019	510(k)	Indicated for the reinforcement of soft tissues repaired by sutures or suture anchors during tendon repair surgery

NuShield, Affinity, Novachor, PuraPly AM and PuraForce
We market our NuShield product for surgical and orthopedic applications. NuShield may be used as a surgical barrier or as an on-lay
or wrap barrier to support soft tissue repairs. When used as a barrier membrane, the native biological characteristics of this placental tissue may help support the healing of soft tissue defects, particularly in difficult-to-heal
locations or challenging patient populations. We market our Affinity and Novachor products as wound coverings for acute surgical wounds and our PuraPly AM product as an antimicrobial barrier for the management of open wounds in the surgical setting. PuraForce is a bioengineered porcine collagen surgical matrix for use in soft tissue reinforcement applications.
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
Ongoing Clinical Studies
We believe gathering robust and comprehensive clinical and real-world outcomes data is an essential component of developing a competitive product portfolio and driving further penetration in the markets where we compete. We have six ongoing prospective trials and comparative effectiveness studies, with several additional planned to commence in 2022. We continue to invest in generating clinical data for our Advanced Wound Care and Surgical & Sports Medicine products, and believe such data enhance sales efforts with physicians and reimbursement dynamics with payers over time. The tables below summarize the status of our recent clinical studies for our Advanced Wound Care and Surgical & Sports Medicine products.

Advanced Wound Care

Sports Medicine

Recently Published Clinical Studies
PuraPly AM
In a published prospective, multicenter, cohort study of 307 patients on the use of PuraPly AM in cutaneous wounds including acute and chronic wounds, 52, 62, and 73% of all wounds achieved closure at week 20, 26, and 32 respectively, with a median time to wound closure of 17 weeks. The wounds studied included 67 (22%) venous leg ulcers, 62 (20%) diabetic foot ulcers, 45 (15%) pressure ulcers, 54 (18%) post-surgical wounds, and 79 (26%) other wounds. For all 307 wounds, the incidence of achieving greater than a 60% reduction in baseline area and depth was 81 and 71% respectively. In addition, the incidence of wounds demonstrating greater than a 75% reduction in baseline volume was 85%.
Affinity
In a published randomized controlled clinical trial of Affinity for use in diabetic foot ulcers comparing the use of Affinity and the standard of care (n=38) to the use of the standard of care alone (n=38), 60% of wounds in the Affinity and standard of care group achieved wound closure at 12 weeks compared to 38% of wounds in the standard of care group (p=0.04) and 63% of wounds in the Affinity and standard of care group achieved wound closure at 16 weeks compared to 38% of wounds in the standard of care group (p=0.04). In addition: 82% of wounds in the Affinity and standard of care group achieved a greater than 60% reduction in wound area as compared to 58% of wounds in the standard of care group (p=0.02); 65% of wounds in the Affinity and standard of care group achieved a greater than 60% reduction in wound depth as compared to 39% in the standard of care group (p=0.04); and 81% of wounds in the Affinity and standard of care group achieved a greater than 75% reduction in wound volume as compared to 58% in the standard of care group.

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
ReNu
In a 200-patient randomized controlled multicenter single-blind study comparing the treatment of knee OA symptoms with ReNu (n=68), a commercially available hyaluronic acid, or HA (n=64), and saline (n=68), patients treated with ReNu reported a clinically meaningful and statistically significant reduction in VAS pain and higher OMERACT-OARSI responder rate at 12 months follow-up compared to patients treated with HA or saline. Pain was also evaluated using the KOOS Pain score, and ReNu resulted in a statistically greater improvement in Pain compared to HA at both 3 and 6-months.
A 474-patient Phase 3 prospective, multicenter, double-blind, placebo-controlled study is underway to evaluate the efficacy of ReNu (Amniotic Suspension Allograft, “ASA”) for the treatment symptomatic knee osteoarthritis (NCT04636229). Patients will be randomly assigned in a 1:1 ratio to receive a single intra-articular (IA) injection of 2 mL of ASA (plus 2 mL of normal saline) or 4 mL of normal saline. The primary efficacy endpoint has been defined as the difference in change from baseline in WOMAC Pain scale at 6 months between ASA- and placebo-treated patients. The design and statistical methodology of the current Phase III multi-center trial were informed and optimized based on the results of the 200 patient study.

TransCyte
In a published study of the safety and efficacy of TransCyte for the treatment of partial thickness burns, the mean timing to achieve greater than 90% wound epithelialization was 11 days for patients treated with TransCyte as compared to 18 days for patients treated with silver sulfadiazine cream (p=0.002).
Previously Published Clinical Studies for
FDA-Approved
Products
We also have accumulated a significant body of clinical evidence demonstrating the efficacy of our
FDA-approved
products, Apligraf and Dermagraft. We continue to invest in generating similar data for other Advanced Wound Care and Surgical & Sports Medicine products, and believe such data enhance sales efforts with physicians and reimbursement dynamics with payers over time. Our product Apligraf is the only product that has obtained FDA approval for the treatment of both VLUs and DFUs. Our product Dermagraft has also received FDA approval for DFUs. Below is a summary of the primary data supporting each product, and a description of the clinical studies that are currently in progress. As used herein, p value is a measure of statistical significance. The lower the p value, the more likely it is that the results of a clinical trial or study are statistically significant rather than an experimental anomaly. Generally, to be considered statistically significant, such results must have a p value <0.05.
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
Pivotal FDA Registration Trials
For the DFU indication, a multi-center prospective RCT of Apligraf for the treatment of DFUs versus standard of care was conducted. Two hundred eight patients with Type 1 and 2 diabetes were enrolled, who had a plantar DFU of full- or partial thickness. Patients with a chronic wound that exhibited less than 30% healing prior to treatment were eligible for the clinical trial. All patients’ ulcers were off-loaded
using either crutches or a wheelchair for the first six weeks, followed by customized pressure-relieving footwear for at least four weeks post closure. Mean ulcer size was 2.97 cm
2
and 2.83 cm
2
in the Apligraf and the control group, respectively. The mean duration of the ulcer was 12 months in the Apligraf group and 11 months in the control group.
Apligraf was significantly more effective than conventional therapy for the incidence of complete wound closure over time. By 12 weeks of treatment, 56% (63 of 112 patients) of DFUs treated with Apligraf plus conventional therapy (debridement, saline dressings, total off-loading)
were 100% closed, compared to 38% (36 of 96 subjects) of ulcers treated with conventional therapy alone (
p
=.0042). The median time to 100% wound closure was 65 days for DFUs treated with Apligraf plus conventional therapy versus 90 days for ulcers treated with conventional therapy alone (
p
=.0026).

Recurrence is an important measure of healing durability, and in the study, 96% of ulcers treated with Apligraf remained closed at six months versus 87% in the control group. An important outcome of the study was an observed reduction in the incidence of reported adverse events of osteomyelitis and amputations/resections. Patients receiving Apligraf had a statistically significant (
p
<.05) lower incidence of osteomyelitis at the study ulcer site (2.7% vs. 10.4%) compared to patients treated with conventional therapy at six months. Apligraf-treated patients required significantly fewer amputations or resections of the study limb (6.3% vs. 15.6%) (
p
<.05) compared to patients treated with conventional therapy at six months. The primary results of the study are presented in the figures below.

Incidence of 100% Wound Closure	Median Time to 100% Wound Closure

Reduction in Osteomyelitis and Amputation / Resection

For the VLU pivotal trial, the efficacy of Apligraf was evaluated in a prospective, parallel-group, randomized, controlled, multi-center study involving 240 patients with VLUs. Subjects receiving Apligraf in combination with compression therapy were compared with an active treatment concurrent control of zinc paste gauze and compression therapy. Apligraf plus compression therapy was more effective in achieving complete wound closure by week 24 (57% vs 40%,
p
=.022). In patients with long-standing VLUs with greater than one year’s duration (n=120), Apligraf plus compression therapy was more than twice as effective in achieving complete wound closure by week 24 (47% vs 19%,
p
=.002). The primary results of the study are presented in the figures below.
All Patients Achieving 100% Closure

Comparative Effectiveness and Economic Studies
We conducted four comparative effectiveness studies with Apligraf utilizing our proprietary access to data collected in Net Health’s Wound Expert
®
Electronic Medical Record, or EMR, database. Net Health’s wound care software is utilized by more than 1,000 wound care centers across the United States. In collaboration with statistical experts and leading clinicians, we analyzed outcomes of treatment with Apligraf versus other skin substitutes including EpiFix (owned by MiMedx), Theraskin (owned by Bioventus, Inc.), Oasis (owned by Smith & Nephew) and Primatrix (Owned by Integra). All four studies showed that Apligraf improved overall healing rates as well as time to healing. For example, patients treated with Apligraf showed a 53% relative improvement in healing over patients treated with EpiFix at 24 weeks. All four studies have been published in peer-reviewed journals.
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
follow-up
period that were lower than their respective matched conventional care counterparts (Apligraf was $5,253 (
p
=0.49), lower per patient, while Dermagraft was $6,991 (
p
=0.84) lower). These findings suggest that use of Apligraf and Dermagraft for treatment of DFU may lower overall medical costs through reduced utilization of costly healthcare services.
Mechanism of Action Clinical Study
To elucidate the mechanisms through which Apligraf promotes healing of chronic VLUs, the University of Miami Miller School of Medicine Department of Dermatology & Cutaneous Surgery conducted an RCT in which 24 patients with non-healing
VLUs were treated with either standard of care (compression therapy) or Apligraf together with standard of care. Tissue biopsies were collected from the VLU edge before and one week after treatment, and the samples underwent a comprehensive analysis of gene expression and protein analyses. The analyses conducted suggest that Apligraf induced a shift from a non-healing
to a healing tissue response, involving modulation of inflammatory and growth factor signaling, keratinocyte activation, and attenuation of signaling involved in the chronic ulcer impaired state. In these ways, Apligraf application orchestrated a shift from the chronic non-healing ulcer
microenvironment to a distinctive healing milieu resembling that of an acute, healing wound.
Dermagraft
Dermagraft was approved as a Class III medical device for the treatment of DFUs based on the results of a large pivotal clinical trial. Three hundred fourteen patients were enrolled in a prospective RCT to evaluate the safety and efficacy of Dermagraft in conjunction with conventional therapy compared to a control arm of conventional therapy alone. Conventional therapy involved the sharp debridement and cleaning of the ulcer, application of a wet-to-dry
gauze and the use of therapeutic, pressure-reducing footwear. Patients were eligible to be screened for the trial if they had a plantar DFU on the heel or forefoot that was greater than 1cm
2
and less than 20cm
2
. At the screening visit, the patients began receiving conventional therapy. If the DFU had not decreased in size by more than 50% during the next two weeks and the patient met all other inclusion and exclusion criteria, the patient was randomized into one of two treatment groups: Dermagraft plus conventional therapy or conventional therapy alone. Patients in the Dermagraft group received a weekly application of Dermagraft and conventional therapy for up to eight weeks. The primary endpoint for the trial was superiority in complete DFU closure by 12 weeks.

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

Comparative Effectiveness and Economic Studies
We have conducted three comparative effectiveness studies with Dermagraft, which utilizes our proprietary access to data collected in the EMR database. In collaboration with statistical experts and leading clinicians, we analyzed outcomes of treatment with Dermagraft versus other skin substitutes including EpiFix (owned by MiMedx), Primatrix (owned by Integra) and Grafix (owned by Smith & Nephew). All three studies showed that Dermagraft improved overall healing rates as well as time to healing. In one study, patients treated with Dermagraft showed a 52% relative improvement in healing over EpiFix by week 24.
The economic study of Dermagraft in a Medicare population conducted by the Analysis Group is described under the heading “—Our Products—Previously Published Clinical Studies for
FDA-Approved
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

PuraPly MZ
PuraPly MZ is a micronized particulate version of PuraPly that allows application in powder or gel form to deep and tunneling wounds. Like PuraPly, PuraPly MZ is intended for indications for the management of chronic and acute wounds (other than
3rd-degree
burns) and in conjunction with the surgical treatment of open wounds. We have submitted a 510(k) application for PuraPly MZ and plan to commercially launch this product as soon as early 2022 if we receive FDA Clearance.
Cord Membrane
We have a cord membrane product under development. The design objective is to develop a thick, strong graft with a long shelf life stored at room temperature. The cord membrane maintains native tissue elements and extracellular matrix (ECM) proteins. The intended use for this product is as a wound covering. We have submitted a request to the FDA Tissue Reference Group (TRG) to clarify the regulatory status of this product when utilized as a wound covering.
Other Placental Products
Our R&D Team continues to research and develop additional product concepts from our placental technology platform, as well as to collaborate with our Business Development team to assess additional product in-licensing
or acquisition opportunities.

Apligraf and Dermagraft Line Extensions
We have two development projects underway to develop additional sizes of Apligraf and Dermagraft. The objective is to develop at least one additional smaller size of each product to optimize the product pricing and clinical utilization for smaller wounds such as Diabetic Foot Ulcers. These types of changes to living cell-based products require significant development and validation work, and will require FDA PMA Supplement approval for the changes. Therefore, we expect the duration of the development projects to be several years before commercial products will be available.
TransCyte
TransCyte is a bioengineered tissue scaffold that promotes burn healing, and has received PMA approval for the treatment of deep second- and third-degree burns. We acquired the product from Shire, and it was previously marketed by Smith & Nephew. TransCyte complements our portfolio to address all severities of burn wounds. TransCyte is a flexible, durable product that provides bioactive dermal components, an outer protective barrier, increased re-epithelialization
and pain relief for patients suffering from burns. We believe TransCyte will address a sizable market opportunity with limited competition, with only one other PMA approved product that would be directly competitive to TransCyte currently on the market. We plan to initiate a market re-introduction
and clinical experience program in 2022. Full launch is dependent on completion of our new manufacturing facility at our Canton, MA campus.
FortiShield
FortiShield is a biosynthetic wound matrix made from a semi-permeable silicone membrane bonded to a kitted nylon fabric that is coated in a dermal collagen to provide a flexible dressing that is designed to adhere to the application site, provide a barrier to the external environment, and allow for excess exudate drainage. FortiShield is intended for use a temporary wound covering, and to provide a moist wound healing environment on cleanly debrided wounds after hemostasis has been established. The primary indication for the product is as a transitional wound matrix for deep second degree burns. There are additionally other chronic and acute wound applications. A 510(k) application has been filed, and FDA has requested additional preclinical testing which is ongoing. If the product receives 510(k) clearance, we plan to commercially launch it for acute and chronic wound applications, and then subsequently as part of the burn portfolio in alignment with TransCyte.
ReNu
ReNu is a cryopreserved suspension derived from human amniotic tissue and cells derived from amniotic fluid, formulated for office use. It has been used to support healing of soft tissues, particularly in degenerative conditions such as OA and joint and tendon injuries such as tendinosis and fasciitis. The target indication for ReNu is for the management of symptoms associated with knee osteoarthritis. A pilot clinical study of ReNu for knee OA has been published, which we believe may indicate signs of its safety and suggest potential efficacy for a period of more than a year. On May 31, 2021, we suspended commercial distribution of ReNu in connection with the end of the FDA’s enforcement grace period for certain products that previously were marketed as 361 HCT/Ps. We are continuing to conduct clinical studies of ReNu to support BLA approval for the management of symptoms associated with knee osteoarthritis and, based on feasibility studies that are subject to further evaluation, we believe ReNu may have potential as a treatment for additional osteoarthritis and tissue regeneration applications, which would need to be clinically evaluated further before any such approved uses. ReNu was launched in 2015 by NuTech Medical and acquired by us in 2017.

Platform Technologies
Our proven research and development capabilities and established technology platforms support a robust and adaptable product pipeline for future applications. The platform technologies in which we have deep experience include:

•
Bioengineered Cultured Cellular Products:
The development and production of bioengineered cultured cellular products have been a core competency of Organogenesis since its founding. Our Apligraf, Dermagraft, and TransCyte products all draw from our expertise in this area.

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

•
Placental-Based Products:
Our placental-based products are based on significant expertise in the processing of placental tissues and fluids to yield products with desirable characteristics. We have expertise using the full array of available tissue types and multiple processing methodologies, including our proprietary AlloFresh and LayerLoc processing methods. Our proprietary AlloFresh process hypothermically stores our Affinity product in its fresh state, never dried or frozen, which retains its native benefits and structure. Our proprietary LayerLoc process technology preserves the native structure of the amnion and chorion membranes, optimized to provide excellent strength, flexibility, and handling.

•
Antimicrobial Technology:
Our Polyhexamethylene Biguanide (PHMB) antimicrobial technology provides clinical and competitive advantage for multiple wound indications. PHMB is a broad-spectrum effective antimicrobial that prevents biofilm reformation. We have developed multiple product versions incorporating PHMB that have demonstrated clinical benefit to control bioburden and support wound healing when used following wound debridement.

Commercial Infrastructure
Sales and Marketing
We have dedicated substantial resources to establish a multi-faceted sales capability in the United States. Our current Advanced Wound Care portfolio is sold throughout the United States via an experienced direct sales force, which focuses its efforts on wound care in various sites of care. We use a mix of direct sales representatives and independent agencies to service the Surgical & Sports Medicine market. As of December 31, 2021, we had approximately 340 direct sales representatives and approximately 160 independent agencies who have substantial medical device sales experience in our target end markets. These sales representatives are supported by teams of professionals focused on sales management, sales operations and effectiveness, ongoing training, analytics and marketing.
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
Research and Development
Our research and development team has extensive experience in developing regenerative medicine products, and works to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times and, as a result, reduce costs. We conduct research and development activities at our laboratory facilities in Canton, MA, Birmingham, AL and San Diego, CA. We have recruited and retained staff with significant experience and skills, gained through both industry experience and training at leading colleges and universities with regenerative medicine graduate programs. In addition to our internal staff, our external network of development labs, testing labs and expert clinicians aid us in our research and development process. We continue to build our clinical operations capabilities to effectively run multiple concurrent multicenter clinical trials. We have significant regulatory affairs capabilities to prepare and manage our regulatory submissions for product approvals.
The majority of our product portfolio, including Apligraf, our PuraPly product family, our collagen biomaterial technology platform product family and all of our placental-based products, were developed by our research and development team at our three facilities. We have proven competencies to bring products to market via a broad range of regulatory classifications, as evidenced by FDA approval or clearance of our products via PMA approval of a Class III medical device; BLA approval of a biologics product; and 510(k) clearance of a Class II medical device, in addition to our 361 HCT/P allograft products and several products for which we have obtained international registrations.
Manufacturing and Suppliers
We manufacture internally our primary
non-placental-based
products and use third-party manufacturers for our placental-based products. We have significant expansion capabilities in our in-house
manufacturing facilities and we believe that our contract manufacturers are well positioned to support future expansion.
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
We utilize third-party raw material suppliers to support our internal manufacturing processes. We select all of our suppliers through a rigorous process to ensure high quality and reliability with the capacity to support our expanding production levels. Only raw material from approved suppliers is used in the manufacture of our products. To confirm quality and identify any risks, our approved suppliers are audited at pre-determined
intervals. Historically, we have not experienced any significant difficulty locating and obtaining the suppliers or materials necessary to fulfill our production requirements. In the first quarter of 2019, however, we suspended production of our product Affinity due to production issues at one of our suppliers. As this was our sole supplier of Affinity, it resulted in a disruption of our production capabilities. We identified an alternate supplier and were able to resume commercial-scale production in the second quarter of 2020. Subsequently, we have added a second source to provide additional capacity and redundancy in supply.

The manufacture of our products is dependent on the availability of sufficient quantities of source tissue, which is the primary component of our products. Source tissue includes donated human tissue, porcine tissue and bovine tissue. We acquire donated human tissue directly through institutional review board-approved protocols at multiple hospitals, as well as through tissue procurement firms engaged by us or by our contract manufacturers. We have two qualified porcine tissue suppliers, and currently one source of bovine tissue. Our processing of these tissues is, and our supplier sources are required to be, compliant with applicable FDA current Good Tissue Practice, or cGTP, regulations, AATB standards and U.S. Department of Agriculture, or USDA, requirements.
Reimbursement
Overview
Our customers primarily consist of hospitals, wound care centers, government facilities, ASCs and physician offices, all of which rely on coverage and reimbursement for our products by Medicare, Medicaid and other third-party payers. Governmental healthcare programs, such as Medicare and Medicaid, typically have published and defined coverage criteria and published reimbursement rates for medical products, services and procedures that are established by law or regulation.
Non-government
payers have their own coverage criteria and often negotiate payment rates for medical products, services and procedures. Many also require prior authorization as a prerequisite to coverage. In addition, in the United States, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor utilization and also may require prior authorization for the products and services that a member receives. Coverage and reimbursement from government and commercial payers is not assured and is subject to change.
Medicare, the federally funded program that provides healthcare coverage for senior citizens and the disabled, is the largest third-party payer in the United States. The Centers for Medicare and Medicaid Services (“CMS”), administers the Medicare program and uses Medicare Administrative Contractors (“MACs”) to process claims, develop coverage policies and make payments within designated geographic jurisdictions. CMS does not have a national coverage determination related to skin substitutes. Coverage for our products falls under the jurisdiction of the Part A/B MACs. Medicare coverage for our products is determined by each MAC for its specific jurisdiction. Currently, all the MACs, even those without published local coverage determinations (“LCDs”), cover our products in the outpatient hospital, physician office and ASC settings.
Private payers often, but not always, follow the lead of Medicare or other governmental payers in making coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement can sometimes be a significant factor in obtaining favorable coverage and reimbursement for products by private payers. While most private payers currently cover Apligraf and Dermagraft, and some cover Affinity, most of those payers do not cover many of our other products, such as PuraPly, PuraPly AM, and NuShield.
Currently, Medicare makes separate a payment for our products when used in the physician office at a payment rate of average sales price (ASP) plus 6%. Legislation was recently enacted that temporarily discontinued the sequestration rate of 2% of the government portion; under sequestration, the final payment rate is ASP+4.3%. The sequestration is expected to begin again on April 1, 2022 at a rate of 1%. Starting on July 1, 2022, the sequestration rate will return to 2%. In the outpatient hospital and ASC settings, Medicare payment for all our products is bundled into the payment for the application procedure.
All skin substitute products administered in the hospital outpatient department and ASC settings are bundled, except for those products that have been approved by CMS for pass-through status. No skin substitute products currently have pass-through status. Pursuant to the Appropriations Act, PuraPly AM and PuraPly had pass-through status from October 1, 2018 through September 30, 2020 at which time the pass-through status expired. As of October 1, 2020, payment for PuraPly and PuraPly AM is bundled into the payment rate for the application procedure. The amount of the pass-through payment for PuraPly AM and PuraPly was equal to ASP + 6% for the applicable calendar quarter.

Skin Substitutes Used for Wound Care
All of our Advanced Wound Care products are classified as “skin substitutes” for Medicare reimbursement purposes. In 2014, CMS instituted “bundled” payments in the hospital outpatient and ASC setting for skin substitutes using a two-tier
payment system. The Medicare payment system bundles payment for our products (and all skin substitutes) into the payment for the application of the skin substitute, resulting in a single payment to the provider that includes both the application of the product and the product itself. There is one bundled payment amount for procedures that involve high cost products, i.e., products whose cost exceeds a threshold amount, and another bundled payment amount for procedures that involve low cost products that do not meet the threshold. The bundled payment rate is updated annually and is also geographically adjusted. Currently, all of our wound care products are assigned to the high cost bundle; it is not possible to predict, however, whether those products will continue to be assigned to the high cost bundle or the rates that will be paid for each bundle. Further, under the bundling policy, there is an inherent incentive to use the cheapest products available, even if those products are less effective.
The bundled payment rates are also geographically adjusted. This geographic adjustment may result in significant payment variations among regions; for example, sixty percent of the hospital payment rate and fifty percent of the ASC payment is adjusted to take into account the region’s wage-index, which can vary widely from one region to another. The wage-index adjustment can increase or decrease the unadjusted payment amount and may result in reimbursement being insufficient to account for the cost of skin substitute products and sizes in one geographic area that are fully reimbursed in other geographic areas.
All skin substitute products administered in the hospital outpatient department and ASC settings are bundled, except for those products that have been approved by CMS for pass-through status. In order to encourage the development of innovative medical devices, drugs and biologics, Congress created pass-through payments to allow payment for new innovative medical products to be added to the current Medicare rate. For a limited period of time, products with pass-through status are reimbursed through an additional reimbursement amount known as a “pass through payment,” for the medical device, drug or biologic on top of the bundled payment amount the hospital would receive for performing the service. The additional payment amount is the hospital’s charge for the pass-through product reduced to cost using the hospital’s specific cost to charge ratio, less an offset for the amount of money already included in the bundle for skin substitute products. No skin substitute products currently have pass-through status.
PuraPly AM and PuraPly were included in the “bundled” payment structure from January 1, 2018 through September 30, 2018. Section 1301 of the Consolidated Appropriations Act of 2018, which was enacted on March 23, 2018, restored the pass-through status of PuraPly AM and PuraPly effective October 1, 2018 through September 30, 2020. The amount of the pass-through payment for PuraPly AM and PuraPly was equal to ASP + 6% for the applicable calendar quarter. The Consolidated Appropriations Act applied only to Medicare, and did not apply to Medicaid or any commercial payers. As noted above, as of October 1, 2020, payment for PuraPly and PuraPly AM is once again bundled into the payment rate for the application procedure.
Medicare has signaled that it may revise its
two-tiered
bundled payment policy for skin substitutes. Medicare solicited comments in calendar year 2019 proposed rule related to proposed updates and policy changes under the Medicare Hospital Outpatient Prospective Payment System (OPPS) and ASC Payment System. Medicare specifically solicited comments on whether it should eliminate the two-tiered
bundle policy and establish a single bundle for all products. It is possible that Medicare will revise its payment policy in calendar year 2022 or calendar year 2023. Any revised policy could result in decreased reimbursement for our products which could decrease utilization and reduce our revenues. Moreover, any new policy could result in a financial incentive for hospitals and ASCs to use our competitor’s products, thereby reducing our market share and revenue.
In the physician office setting, payment for skin substitutes is not bundled into the payment for the administration of the product. Skin substitutes are paid separately from the application procedure and the

Medicare payment rate for all biological skin substitutes (including ours) is calculated based on the manufacturer’s ASP on a per square centimeter basis with the total payment for the product being the per square centimeter
ASP-based
payment rate multiplied by the total number of centimeters. In the physician office setting the Medicare payment rates for all biological skin substitutes (including ours) are updated quarterly based on manufacturer-reported ASP and are not geographically adjusted. The actual payment rate for skin substitutes is ASP plus 6% before application of a sequestration reduction required by law. Sequestration reduces by two percent the federal portion of the Medicare payment amount; the beneficiary coinsurance amount of 20 percent is unaffected by sequestration. Congress has suspended sequestration during the
COVID-19
public health emergency. Recent legislation continued the suspension of the sequestration until April 1, 2022 at which time the reduction will be one percent. Starting on July 1, 2022, the sequestration rate will return to two percent.
The
ASP-based
payment methodology applies only to physician offices. However, in the future, it is possible, through legislation or regulation, that Medicare will institute bundled payment for skin substitutes in the physician office setting. Previously, Medicare did not require us to report ASP for our products because they are regulated by the FDA as medical devices; we voluntarily reported ASP data for most products However, starting in April 30, 2022, we will be required to report ASP for all our products because of a provision enacted in the Consolidated Appropriations Act of 2020, signed into law on December 27, 2020. The April 2022 ASP report will be for Q1 2022. CMS does not necessarily include all products that report ASP data in the quarterly ASP file. The local Part A/B MACs establish local payment for drugs and biologics whose ASP does not appear in the quarterly ASP file. MACs have the discretion to pay for such products based on invoices submitted by providers, Wholesale Acquisition Cost (“WAC”) + 6%, or they may contact CMS to determine if there are unpublished ASP data.
In the calendar year 2022 Final Rule for the Medicare Physician Fee Schedule, CMS established ten healthcare common procedure coding system, or HCPCS codes that describe synthetic skin substitutes. CMS has directed MACs to make separate payments for these codes when they are reported with the CPT codes for the application of skin substitutes. Because manufacturers of these products are not required to establish a WAC, or submit an ASP (because they are not treated as drugs or biologics by Medicare), it is likely the Part A/B MACs will pay for these products based on invoices. We do not know what effect this will have on our business or revenue.
Commercial insurers contract with participating providers such as hospitals, wound care centers, government facilities, ASCs and physician offices to establish agreed-upon payment rates for items and services, including skin substitutes. Usually, these rates are in the form of a fee-schedule
but sometimes there is a bundled payment rate. In many cases, the fee schedules are based on Medicare payment rates, which are bundled in hospitals and ASCs, but not in physician offices. These rates may vary by insurer, provider and by region.
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
We believe that the demonstrated clinical efficacy of our products, the breadth of our product portfolio, our in-house
customer support services, our customer relationships and reputation offer us advantages over our competitors. In addition, we believe we are one of the few regenerative medicine companies offering PMA approved and 510(k) cleared products in addition to our 361 HCT/Ps.
Our products compete primarily with skin substitute products, placental-based technology products, orthobiologics products, other advanced wound care and traditional wound care products, among others. Our competitors include 3M, Incorporated, Amniox Medical, Inc., Arthrex, Inc., Integra LifeSciences Holdings Corporation, MiMedx Group, Inc., Smith & Nephew plc, Bioventus Inc. and Vivex Biologics.
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
Intellectual Property
Our success depends in part on our ability to protect our proprietary technology and intellectual property and operate without infringing the patents and other proprietary rights of third parties. We rely on a combination of trademark, trade secret, patents, copyright and other intellectual property rights and measures to protect the intellectual property rights that we consider important to our business. We also rely on know-how
and continuing technological innovation to develop and maintain our competitive position. Other than a license from Novartis Pharma AG for trademark and domain name rights to Apligraf and an exclusive license from RESORBA Medical GmbH, or Resorba, to a U.S. patent for a collagen-based wound dressing containing PHMB, we do not have any additional material licenses to any technology or intellectual property rights. Under the terms of the exclusive license from Resorba, we were obligated to make minimum royalty payments of $1.0 million in each of 2018 and 2019, and were subject to a $2.5 million minimum royalty payment in 2017, as part of an ongoing low single-digit royalty payment on net sales of PuraPly AM; the term of the license shall continue for the life of the patent, which expires in October 2026. We may also terminate the license upon written notice to Resorba in the event that (i) the patent is invalidated or (ii) we stop all activities that would require a license to the patent, and either party may terminate the license in the event of a material breach by the other party, subject to notice and an ability to cure. In addition, we were obligated to make upfront and maintenance payments totaling $0.6 million at specified periods prior to April 1, 2019, including a payment of $0.2 million that was made on July 1, 2018. The license is assignable but not sub-licensable.

As of December 31, 2021, we owned 20 issued patents globally, of which 12 were U.S. patents. As of December 31, 2021, we owned 13 pending patent applications, of which 10 were patent applications pending in the United States. Subject to payment of required maintenance fees, annuities and other charges, many of our issued patents are currently expected to expire between 2027 and 2038. The expiration of these patents is not expected to have a material impact on our business. In addition, many of our products, including our Apligraf, Dermagraft and NuShield products, are not covered by our issued patents or pending patent applications. Our issued patents are drawn to the following main areas: methods of making and using cultured tissue constructs, methods for preparing multi-layer stacks of living tissue, methods for treating recessed oral gingiva using cultured tissue constructs, methods of making and using osteogenic implants comprising a placental membrane sheet, wound treatment methods using amniotic stem cell solutions and placental membrane sheets, methods of generating cartilage in a skeletal joint using placental membrane preparations, hepatocyte growth factor- and hyaluronic acid-containing compositions and methods of using such compositions, methods making placental membrane preparations comprising hyaluronic acid, methods of harvesting or proliferating human prenatal stem cells, hypothermic morselized placental membrane storage methods, uses of human amniotic fluid for treating chronic wounds and joint diseases, and adjustable debridement curette apparatuses. Our pending patent applications encompass additional areas, including wound treating methods using morselized amnion tissue and amniotic-derived cells, methods of assessing native stem cell populations using cultured isolated stem cells and reference cell sources, visco-supplement compositions and musculoskeletal inflammatory treatment methods using same, wound care treatment and methods of making and using such treatment, model systems and methods to characterize anti-inflammatory activity, and porcine collagen compositions and methods of using such compositions. Our pending patent applications may not result in issued patents and we can give no assurance that any patents that have been issued or might be issued in the future will protect our current or future products or provide us with any competitive advantage. See the section titled “
Risk Factors—Risks Related to Our Intellectual Property
” for additional information.
Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 11 U.S. trademark registrations and 8 foreign trademark registrations, as of December 31, 2021.
We also seek to protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to our proprietary information.
Government Regulation
FDA Regulation of Product Registration, Manufacture and Promotion
We market medical products in the United States that have either been approved or cleared by the FDA prior to marketing, or do not require FDA premarket review. Our marketed products that have received marketing authorization from the FDA have done so under one of the following agency pathways: 510(k) clearance for a Class II medical device or approval of a PMA for a Class III medical device. These medical products are regulated by the FDA under the PHSA or the FDCA along with the FDA’s implementing regulations. These federal statutes and regulations govern, among other things, the following activities that we perform or are performed on our behalf and will continue to perform or have performed on our behalf: the production, research, development, testing, manufacture, quality control, packaging, labeling, storage, approval, advertising and promotion, distribution of our products into interstate commerce, record keeping, service and surveillance, complaint handling, repair or recall of products, adverse event reporting and other field safety corrective actions.
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
Certain human cells, tissues, and cellular and tissue-based products, or HCT/Ps, are regulated under Section 361 of the PHSA and are referred to as “Section 361 HCT/Ps” or simply “361 HCT/Ps,” while other HCT/Ps are subject to the FDA’s regulatory requirements for medical devices and/or biologics. A product that is regulated as a 361 HCT/P may be commercially distributed without prior FDA clearance or approval. Pursuant to 21 CFR 1271.10, in order to be regulated as a 361 HCT/P, and hence exempt from premarket review, an HCT/P must be minimally manipulated, intended for homologous use, and manufactured without being combined with another article (except for water, crystalloids, or sterilizing, preserving, or storage agents). The HCT/P must also either have no systemic effect and not be dependent upon the metabolic activity of living cells for its primary function or, if it has a systemic effect, be intended for autologous use, for allogeneic use in a first-degree or second-degree blood relative or for reproductive use. We believe that Affinity and NuShield generally fulfill the relevant criteria under 21 CFR 1271.10. In light of the 361 HCT/P Guidance, our labeling and marketing claims for Affinity and NuShield clarify that they are intended for use as wound coverings, and thus qualify as Section 361 HCT/Ps. However, the FDA could disagree with our conclusion and require premarket approval or clearance for Affinity, NuShield or any placental-based sheet product we presently or may in the future market, which would disrupt the marketing of these products, potentially expose us to regulatory sanctions, and have a material adverse effect on our business, financial condition and results of operations. Section 361 HCT/Ps are subject to specific FDA regulations that include cGTPs, donor eligibility determination requirements, adverse event reporting, and advertising and labeling requirements. cGTP regulations govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps, including but not limited to all steps in recovery, donor screening, donor testing, processing, storage, labeling, packaging, and distribution.
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

Clinical trials involve the administration of the biologic product candidate to volunteers or patients under the supervision of qualified investigators who generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and certain amendments to the protocol must be submitted to the FDA as part of the IND. Submission of an IND may or may not result in the FDA allowing clinical trials to commence. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers items such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject, or their legal representative, reviews and approves the trial protocol, and must monitor the clinical trial until completed.
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

•
Regenerative Medicine Advance Therapy (RMAT) designation. RMAT was introduced as a new designation under the 21st Century Cures Act for the development and review of certain regenerative medicine therapies. As set forth in section 506(g)(8) of the FDCA, the term “regenerative medicine therapy” is defined to include cell therapy, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under section 361 of the PHSA. To receive RMAT designation, a regenerative medicine product candidate must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition with preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs. RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over available therapies, as breakthrough designation requires. Similar to breakthrough designation, an RMAT product candidate receives intensive guidance on an efficient drug development program; involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and a rolling review. Regenerative medicine therapies that qualify for RMAT designation may also qualify for other FDA expedited programs, including fast track designation, breakthrough therapy designation, accelerated approval, and priority review designation, if they meet the criteria for such programs. In January 2021, we announced ReNu received the RMAT designation from the FDA for the management of symptoms associated with knee osteoarthritis (OA).

•
Accelerated approval. Drugs or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefits, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the predicted clinical benefit. In addition, for accelerated approval products FDA typically requires pre- dissemination submission of promotional materials to FDA for the agency’s consideration. A drug approved under the accelerated approval pathway may have its approval revoked on several grounds including if a required post-approval trial fails to verify clinical benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug.

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

Regulations Governing Reimbursement/Fraud and Abuse
Within the United States, our products and our customers are subject to extensive regulation by a wide range of federal and state agencies. These agencies regulate the coverage and reimbursement of our products, and prohibit activities that might result in fraud and abuse. Internationally, other governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services.
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
In addition to receiving scrutiny and providing potential grounds for action under the Anti-Kickback Statute, pricing, sales and marketing practices of medical device and pharmaceutical manufacturers are also subject to tightly focused regulation at the federal and state levels. Federal law and regulation, for example, establish pricing methodologies for government health insurance programs and requires regular reporting of sales information to CMS in support of manufacturer price calculations. In recent years, the federal government and a growing number of states have introduced new drug price transparency requirements that can require extensive information disclosures to agencies or potential purchasers relating to drug price increases. Health care laws and regulations generally limit financial interactions between manufacturers and health care providers; require pharmaceutical and medical device companies to comply with voluntary compliance standards issued by industry associations and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and/or public of financial interactions
(so-called
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
Human Capital Resources
As of December 31, 2021, we had approximately 950 employees worldwide. None of our employees are represented by a collective bargaining agreement. We have never experienced a work stoppage. We believe our employee relations are good.
In managing our business, we focus on a number of measures and objectives with respect to the attraction, development and retention of our employees that we believe are important to our business, including diversity, communication, compensation, tenure, professional development, and health, well-being and safety:

•
We are proud to be an equal opportunity employer. We seek to attract a diverse slate of candidates, including from historically underrepresented groups. We believe that diversity and inclusion in the workplace enhance employee engagement and stimulate innovation, and that people in diverse groups work better, share information more broadly and consider a wider range of views. We pride ourselves on our diverse workforce, which we believe has been and will continue to be a major contributor to our growth and innovation, and intend to continue to make diversity and inclusion a focus of our efforts regarding our workforce.

•
We aim to maintain an “open door” culture, and encourage employees to voice their concerns, questions, suggestions and comments. We strive to foster an atmosphere where employees openly share ideas and where people are treated with dignity and respect. Our goal is to provide a productive working environment based on mutual respect and the highest level of ethical and lawful conduct. We have also established a hotline for employees to report suspected violations of law and concerns related to accounting, auditing and ethical violations.

•
We provide our employees a competitive wage and evaluate our compensation programs to ensure that our employees are paid fairly for the valuable work they are doing. We are also committed to achieving internal pay equity and rewarding outstanding performance. We offer our employees competitive benefits and are proud that we have not raised employee contributions to our healthcare benefits for 6 years running.

•
We aim to foster a culture where learning is continuous, and we strive to promote from within. We believe in our people and their ability to accept new responsibilities and challenges and to grow with us to contribute to our success. Growth is fostered through professional development and learning programs as well as practical experience. Employees receive regular performance reviews to support their progress and development.

•
We recognize the benefits of a healthy workforce and offer our employees the opportunity to participate in wellness activities and programs throughout the year. We also support the mental health of our employees by offering an employee assistance program for employees and their families that provides free counseling sessions and offers other resources for employees. Additionally, our healthcare benefit allows for reimbursement for fitness and weight loss programs.

•
We prioritize the health and safety of our employees. Guided by an Environmental Health & Safety manual that is regularly reviewed, we have a dedicated Environmental Health and Safety team, who seek to prevent and reduce workplace risks and injuries through various programs, training, projects, services, and assistance, such as ergonomic evaluation, hazard reporting, risk assessment, and first aid training. We require all work-related injuries or illnesses to be reported. This information is reviewed bi-monthly
by our Safety Committee for analysis and trending.

•
We are committed to maintaining and improving the safety of our employees and our workplace. For example, we have taken a number of steps to address the impact of the
COVID-19
pandemic on our employees, including continuing to pay employees impacted by the pandemic, avoiding layoffs, and implementing changes to how we manufacture our products and to other processes in order to prioritize the health and safety of our employees and to operate under the protocols mandated by local and state authorities, with measures such as changes to shift schedules, physical distancing, contact tracing, symptom assessments and other safety measures. We will continue to assess, identify and implement measures to support the health and safety of our employees during the pandemic.

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
10-K
and our other filings with the SEC before making an investment decision regarding our Class A common stock.

•	Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

•	We have incurred significant losses since our inception and, while we reported positive net income in the years ended December 31, 2020 and 2021, we may incur losses in the future.

•
Our success will depend in part on the extent to which coverage and adequate reimbursement for the costs of our products and related services will be available from government payers, private health insurers and other third-party payers and we do not know whether such reimbursement will be available or, if such reimbursement is available, the rate at which it will be available. The rate of reimbursement and coverage for the use of our products has been and may continue to be unstable, unpredictable and subject to changes in government and private payer policies that could adversely affect our business, results of operations and financial condition. Currently, not all of our products are covered by all payers.

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

•
Medicare, which is the major source of revenue for most of our customers, reimburses the same amounts for most of our products and the products of our competitors targeting the same indications in the hospital outpatient setting. Because in some sites of care the reimbursement amount is not based on the cost we charge our customers for our products or the cost our competitors charge for products targeting the same indication, our customers may elect to use products cheaper than ours in order to increase their margins, which could have a material adverse effect on our business, results of operations and financial condition.

•
As of January 1, 2022, we must report ASP for all our products. The first ASP report will be made on or before April 30, 2022 for Q1 2022. If we do not report ASP or if we incorrectly report ASP, we may have to restate ASP for prior quarters or may face penalties, including statutory and regulatory sanctions.

•
The
COVID-19
pandemic has reduced the ability of some hospitals to care for non-emergent
patients. Additional surges in COVID patients may limit hospital capacity to furnish services using our products.

•
We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. While we have successfully remediated certain of the internal control deficiencies that were included in the aggregation of the previously reported material weakness, we are continuing to work on remediating the remaining internal control deficiencies, as well as other internal control deficiencies identified during the current period, that collectively are aggregating to form the material weakness in our internal controls over financial reporting that exists as of December 31, 2021. However, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

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

•
The FDA may determine that certain of our products that are, or are derived from, human cells or tissues, such as Affinity and NuShield, do not qualify for regulation solely under Section 361 of the Public Health Services Act, or PHSA. To the extent that any of these products are deemed not to be HCT/Ps or Section 361 HCT/Ps, the FDA may require that we revise our labeling and marketing claims for these products or that we suspend sales of such products until FDA approval is obtained, which could adversely affect our business, results of operations and financial condition.

•
The FDA may determine that our suspension of NuCel and ReNu commercialization on May 31, 2021 was not conducted in a timely or otherwise proper manner. To the extent that our suspension of any of these products is determined not to comply with the 361 HCT/P Guidance, we may be subject to regulatory sanctions, which could adversely affect our business, results of operations and financial condition.

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

•	Uncertainty and adverse changes in the general economic conditions, including inflation, may negatively affect our business.

•	Significant disruptions of our information technology systems or breaches of information security could adversely affect our business, results of operations and financial condition.

•	Our patents and other intellectual property rights may not adequately protect our products.

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

Risks Related to Organogenesis and its business
Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.
We are subject to the following factors, among others, that may negatively affect our operating results:

•	the announcement or introduction of new products by our competitors;

•	failure of government healthcare programs and private health plans to cover our products or to timely and adequately reimburse the users of our products;

•	the rate of reimbursement by government and private insurers for use of our products;

•	any change in Medicare payment policy which provides a competitive advantage to our competitor’s products;

•
any change in government healthcare programs’ and private health plans’ policies regarding sales and reimbursement of durable medical equipment, including a prohibition on physician-owned DME supplier entities;

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
To date, we have financed our operations primarily through debt and equity financings, and, with the exception of the fiscal years ended December 31, 2021 and 2020, in which we reported net income of $94.9 million and $17.2 million, we have incurred losses from operations in many years since our inception. As of December 31, 2021, we had an accumulated deficit of $60.1 million. We expect to incur significant sales and marketing costs as we expand our operations to support the sale of our products. Our prior losses, combined with any potential future losses, may have an adverse effect on our business, results of operations and financial condition.
We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. While we have successfully remediated certain of the internal control deficiencies that were included in the aggregation of the previously reported material weakness, we are continuing to work on remediating the remaining internal control deficiencies, as well as other internal control deficiencies identified during the current period, that collectively are aggregating to form the material weakness in our internal controls over financial reporting that exists as of December 31, 2021. However, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
We have historically had a small internal accounting and finance staff. This lack of adequate accounting resources and turnover in our staff has resulted in the identification of a material weakness in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
As disclosed in the Company’s annual report for the fiscal year ended December 31, 2020, our management team identified the following material weakness in our internal control over financial reporting: we did not design and maintain formal accounting, business operations, and information technology policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including (i) formalized policies and procedures for reviews over account reconciliations, journal entries, and other accounting analyses and memos and procedures to ensure completeness and accuracy of information used in these review controls and (ii) controls to support the objectives of proper segregation of the initiation of transactions, the recording of transactions, and the custody of assets.
Although we have made significant progress in remediating this material weakness, we concluded that the material weakness described above continued to exist as of December 31, 2021. Specifically, when validating the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are present and functioning as designed, management identified deficiencies that indicate a lack of sustainability and inconsistent application of certain policies, procedures, and controls, including the proper segregation of duties, exacerbated in part by turnover within key positions during the year. We plan to continue to take additional steps to remediate the material weakness and improve our financial reporting systems and implement new policies, procedures and controls as described in Item 9A of this Annual Report on Form 10-K. If we do not successfully remediate the material weakness described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement.

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
If we do not develop and, when necessary, obtain regulatory clearance or approval for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations will suffer. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not be covered or reimbursed by government healthcare programs such as Medicare or private health plans, may not produce sales in excess of the costs of development and/or may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
To be commercially successful, we must convince physicians that our products are safe and effective alternatives to existing treatments and that our products should be used in their procedures.
We believe physicians will only adopt our products if they determine, based on experience, clinical data and published peer-reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to conventional methods. Physicians also are more interested in using cost-effective products and may practice in settings like Accountable Care Organizations, or ACOs, or Medical Homes, where they face considerable cost-containment pressure. In general, physicians may be slow to change their medical treatment practices and use of our products for the following reasons, among others:

•	their lack of experience using our products;

•	lack of evidence supporting additional patient benefits from use of our products over conventional methods;

•	pressure to contain costs;

•	preference for other treatment modalities or our competitors’ products;

•	perceived liability risks generally associated with the use of new products and procedures;

•	limited availability of coverage and/or reimbursement from third-party payers; and

•	the time that must be dedicated to training.
The degree of market acceptance of our products will continue to depend on a number of factors, including:

•	the safety and efficacy of our products;

•	the potential and perceived advantages of our products over alternative treatments;

•	clinical data and the clinical indications for which our products are approved;

•	product labeling or product insert requirements of the FDA or other regulatory authorities, including any limitations or warnings contained in approved labeling;

•	the cost of, and relative reimbursement rate for, using our products relative to the use of our competitors’ products or alternative treatment modalities;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support;

•	the quality of the service and support provided to our customers;

•	the timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	our reputation and the reputation of the products;

•	the shelf life of our products and our ability to manage the logistics of the end-user supply chain; and

•	sufficient and readily accessible third-party insurance coverage and reimbursement.
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
Our products are manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture and storage of our products, subjects us to production risks. In addition to ongoing production risks, process deviations or unanticipated effects of approved process changes may result in non-compliance
with regulatory requirements including stability requirements or specifications. Most of our products must be stored and transported within a specified temperature range. For example, if environmental conditions deviate from that range, our products’ remaining shelf-lives could be impaired or their safety and efficacy could be adversely affected, making them unsuitable for use. These deviations may go undetected. The occurrence of actual or suspected production and distribution problems can lead to lost inventories, and in some cases recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays and result in substantial additional expenses. Production of our Affinity product, for example, was suspended in the first quarter of 2019 due to production issues at one of our suppliers. As a result, we identified an alternate supplier, and were only able to resume commercial-scale production in the second quarter of 2020. Subsequently, we have added a second source to provide additional capacity and redundancy in supply. This disruption in supply resulted in reduced Affinity revenue. Although we were able to partially offset the lost Affinity revenue by increasing production of our other products, there can be no assurance that we will be able to do so in the event of any future suspensions or failures in the storage or manufacturing of Affinity, Dermagraft or our other products. Any future failure in the storage or manufacture of our products or loss in supply could result in a loss of our market share and negatively affect our revenues and operations.
As noted above, as part of our long-term plan to consolidate manufacturing operations in Massachusetts, manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft will be suspended in the second quarter of 2022. We plan to transition our Dermagraft manufacturing to our Massachusetts-based manufacturing facilities, which we expect will result in substantial long-term cost savings. In the period when Dermagraft is not available (possibly for a few years), we expect that customers will be willing to substitute Apligraf for Dermagraft and that the suspension of Dermagraft sales will not have a material impact on our net revenue. However, if we do not realize the expected substantial long-term cost savings or if customers are unwilling to substitute Apligraf for Dermagraft during the period in which Dermagraft is unavailable, it could have an adverse effect on our net revenue and results of operations.
Because we depend upon a limited group of suppliers and manufacturers for our products, including our NuShield, Affinity, Apligraf, PuraPly Antimicrobial and Dermagraft products, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact sales of our products.
We obtain some of the components for our products from a limited group of suppliers. For us to be successful, our suppliers must be able to provide us with these components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis. Our efforts to maintain a continuity of supply and high quality and reliability may not be successful. Manufacturing disruptions experienced by our suppliers may jeopardize our supply of these components. Due to the stringent regulations and requirements of the FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology. A reduction or interruption in manufacturing (including the current suspension of Dermagraft manufacturing pending its transition to our Massachusetts based manufacturing facilities), or an inability to secure alternative sources of raw materials or components, could have a material effect on our business, results of operations and financial condition. In addition, one or more of our suppliers may refuse to extend us credit with respect to our purchasing or leasing equipment, supplies, products or components, or may only agree to extend us credit on significantly less favorable terms or subject to more onerous conditions. This could significantly disrupt our ability to purchase or lease required equipment, supplies, products and components in a cost-effective and timely manner and could have a material adverse effect on our business, results of operations and financial condition. Any casualty, natural disaster or other disruption of any of our sole-source suppliers’ operations, or any unexpected loss of any existing exclusive supply contract, could have a material adverse effect on our business, results of operations and financial condition.
Our products are dependent on the availability of tissue from human donors, and any disruption in supply could adversely affect our business, results of operations and financial condition.
Many of the products that we manufacture require that we obtain human tissue. The success of our business depends upon, among other factors, the availability of tissue from human donors. Any failure to obtain tissue from our sources will interfere with our ability to effectively meet the demand for our products incorporating human tissue. The processing of human tissue for our products is very labor-intensive and it is therefore difficult to maintain a steady supply stream. The availability of donated tissue could also be adversely impacted by regulatory changes, public opinion of the donor process as well as our own reputation in the industry. The challenges we may face in obtaining adequate supplies of human tissue involve several risks, including limited control over the availability, quality and delivery schedules. In addition, any interruption in the supply of any human tissue component could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations and financial condition.
Increased prices for, or unavailability of, raw materials used in our products could adversely affect our business, results of operations and financial condition.
Our profitability is affected by the prices of the raw materials used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel-related delivery costs, competition, import duties, excises and other indirect taxes, currency exchange rates, and government regulation. Due to the highly competitive nature of the healthcare industry and the cost containment efforts of our customers and third-party payers, we may be unable to pass along cost increases for key components or raw materials through higher prices to our customers. If the cost of key components or raw materials increases, and we are unable fully to recover these increased costs through price increases or offset these increases through other cost reductions, we could experience lower margins and profitability. Significant increases in the prices of raw materials, due to inflation or otherwise, that cannot be recovered through productivity gains, price increases or other methods could adversely affect our business, results of operations and financial condition.
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
In addition to expanding our organization, we are expanding our manufacturing capabilities, which requires significant capital expenditures. If these capital expenditures are higher than expected, it may adversely affect our financial condition and capital resources. In addition, if the expansion of our manufacturing facilities is delayed, for regulatory or other reasons, it may limit our ability to expand the size of our organization and to meet our corporate goals. Even if we are able to expand our manufacturing facilities as we plan, we may not realize the full expected benefit of our investment.
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
Any of these items could materially and adversely affect our revenues, financial condition, and profitability. Business acquisitions also involve the risk of unknown liabilities associated with the acquired business, which could be material. Our acquisition of NuTech Medical and CPN Biosciences expanded our wound care portfolio and our acquisition of NuTech Medical broadened our addressable market to include the Surgical & Sports Medicine market. We may not realize the increased revenues, cost savings and synergies that we anticipate from this acquisition in the near term or at all due to many factors, including delays in the integration process, an inability to successfully penetrate the amniotic category of the wound care market or an inability to obtain necessary regulatory approvals. Additional liabilities related to acquisitions could include a lack of compliance with government regulations that could subject us to investigation and civil and criminal sanctions. For example, we may acquire a company that was not compliant with FDA quality requirements or was making payments or other forms of remuneration to physicians to induce them to use their products. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could materially and adversely affect our business and we may lose our entire investment or be unable to recover our initial investment, which could include the cost of acquiring licenses or distribution rights, acquiring products, purchasing initial inventory, or investments in early-stage companies. Inability to recover our investment, or any write off of such investment, associated goodwill, or assets, could have a material and adverse effect on our business, results of operations and financial condition.
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
Our long-term assets include property, plant and equipment of $79.2 million and $55.8 million as of December 31, 2021 and 2020, respectively. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the asset is written down to fair value, which is determined based on appraised value. Any such impairment could result in a non-cash
charge equal to the full value of these improvements. During the years ended December 31, 2021, 2020, and 2019, we did not recognize an impairment charge in relation to these leasehold improvements. Changes in our assumptions with respect to our expected use of these assets may result in an impairment charge in the future, which could adversely affect our business, results of operations and financial condition.

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
Our ability to use our net operating loss carryforwards may be subject to certain limitations.
As of December 31, 2021, we had approximately $103.6 million of federal net operating loss carry-forwards available for the reduction of future years’ federal taxable income, of which $45.1 million will expire from the year ended December 31, 2021 through 2037 and $58.5 million can be carried forward indefinitely. Under the Internal Revenue Code of 1986, as amended, or the Code, the deductibility of $58.5 million of this net operating loss-carry-forward as of December 31, 2021 and all future net operating loss-carry-forwards is limited to 80% of taxable income, limiting or delaying in part the use of net operating loss-carry-forwards. As of December 31, 2021, we also had state net operating loss carry-forwards of approximately $25.4 million expiring from the year ended December 31, 2021 through 2039. It is uncertain whether and to what extent applicable state tax laws will conform to the federal rule, though we are already subject to limitations in net operating loss utilization in certain states.
In addition, our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership
change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. As of December 31, 2021, we performed a study and determined that there is no limitation on our federal net operating losses. Current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, could be limited by Section 382, which could potentially result in increased future tax liability to us.
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
COVID-19 is
continuing to impact worldwide economic activity. Estimates for economic growth have been reduced and may have a corresponding effect on our sales activity. The virus has been declared a pandemic by the World Health Organization and has spread globally to over 180 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. We, like many employers in the United States, have required (with limited exceptions) employees to work from home or not come into their offices or facilities. We manufacture our non- placental-based products and use third-party manufacturers for our placental-based products and we use third-party raw material suppliers to support our internal manufacturing processes. Our manufacturing facilities have, thus far, remained operational as “essential” services under applicable regulatory orders. If our manufacturing capabilities or the manufacturing capabilities of our suppliers are impacted as a result of COVID-19, it
may not be possible for us to timely manufacture relevant products at the required levels or at all. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, remote work may disrupt our operations or increase the risk of a cybersecurity incident.
We also may be unable to obtain the raw materials necessary to support our internal manufacturing processes due to the additional constraints on suppliers created by COVID-19. Any
delays in the delivery of these raw materials and delay manufacturing of our products may result in the cancellation of orders for our products.
In addition, the manufacture of our products is dependent on the availability of sufficient quantities of source tissue, which is the primary component of our products. Source tissue includes donated human tissue, porcine tissue and bovine tissue. We acquire donated human tissue directly through institutional review board-approved protocols at multiple hospitals, as well as through tissue procurement firms engaged by us or by our contract manufacturers. Any failure to obtain tissue from our sources, including any failures related to COVID-19, will
interfere with our ability to effectively meet the demand for our products. Any interruption in the supply of source tissue could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations and financial condition.
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
The impact
of COVID-19 on
economic activity, and its effect on our manufacturing facilities, supply chain and sales force is uncertain at this time and could have a material adverse effect on our results, especially to the extent these effects persist or exacerbate over an extended period of time.

Our ability to comply with financial covenants under our credit agreement and raise capital may be materially adversely impacted by COVID-19.
We have funded our operations and capital spending, in part, through third-party debt and proceeds from the sale of our Class A common stock. Our 2021 Credit Agreement requires that we comply with certain financial covenants that include Consolidated Fixed Charge Coverage Ratio and Consolidated Total Net Leverage Ratio, tested quarterly. If we are unable to meet these financial covenants due to the economic impact of COVID-19 or
otherwise, the borrowings under the 2021 Credit Agreement may become due and payable immediately unless we obtain an amendment from our lenders and we would be prohibited from making any borrowings under the Revolving Facility. There can be no assurance that our lenders would agree to any such amendment on acceptable terms, or at all. In addition, any sustained disruption in the capital markets from the
COVID-19
pandemic could negatively impact our ability to raise capital from the offering of equity or debt securities.
Risks Related to Regulation of Our Products and Other Government Regulations
We may encounter substantial delays or difficulties in our clinical trials.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming and uncertain as to the outcome. We have limited experience with clinical trials. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

•	delays in recruiting suitable patients to participate in our future clinical trials, including, but not limited to challenges associated with COVID-19;

•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial or regulatory requirements;

•
failure by us, any CROs we engage or any other third parties to perform in accordance with Good Clinical Practice, or GCP, cGMPs, or applicable regulatory guidelines in the United States and other international markets;

•	failure by physicians to adhere to delivery protocols leading to variable results;

•
delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical trial sites, including delays by third parties with whom we have contracted to perform certain of those functions due to
COVID-19
or other reasons;

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
Results from preclinical studies or early clinical trials, including feasibility studies, or earlier conducted clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our clinical trial candidates, including ReNu, may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial or earlier clinical trials or preliminary stages of clinical trials. From time to time, we have and may in the future publish or report preliminary, initial or interim data. Preliminary, initial or interim data from our clinical trials and those of our partners may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit, but as patients continue to be followed and more patient data becomes available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time, or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available.
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
RMAT was introduced as a new designation under the 21st Century Cures Act for the development and review of certain regenerative medicine therapies. To receive RMAT designation, a regenerative medicine product candidate must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition with preliminary clinical evidence indicating that the drug has the potential to address the unmet medical needs. RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over available therapies, as breakthrough designation requires.

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
In January 2021, we announced RMAT designation for ReNu for the management of symptoms associated with knee osteoarthritis (OA). However, there is no guarantee that the receipt of RMAT designation will result in a faster development process, review or approval for ReNu for the management of symptoms associated with knee OA or increase the likelihood that ReNu will be granted marketing approval for the management of symptoms associated with knee OA. Likewise, any future RMAT designation or other expedited review status such as breakthrough therapy designation for any of our other product candidates neither guarantees a faster development process, review or approval nor improves the likelihood of the grant of marketing approval by FDA for any such product candidate compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any RMAT or other expedited review status at any time. We may seek RMAT or breakthrough therapy designation for our other product candidates, but the FDA may not grant this status to any such product candidates.
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
In light of the 361 HCT/P Guidance, our labeling and marketing claims for our placental-based membrane products, including our Affinity, NuShield and Novachor products, clarify that they are intended as wound coverings, and thus meet the homologous use requirement to qualify as Section 361 HCT/Ps. However, the FDA could disagree with our conclusion and require premarket approval or clearance for Affinity, NuShield, or any placental-based sheet product we market, which would disrupt the marketing of these products, potentially expose us to regulatory sanctions, and have a material adverse effect on our business, financial condition and results of operations. Further, we believe it is necessary to obtain FDA approval of a BLA for NuCel and ReNu because those products may be deemed to be more than minimally manipulated, not for homologous use, or otherwise not regulated as Section 361 HCT/Ps. We continue to conduct clinical studies of ReNu to support FDA approval of a Biologics License Application for the management of symptoms associated with knee osteoarthritis and, based on favorable feasibility studies that are subject to further evaluation, we believe ReNu has potential as a treatment for additional osteoarthritis and tissue regeneration applications. We have discontinued clinical development of NuCel. If we obtain BLA approval for ReNu or NuCel, compliance with applicable post-market regulatory requirements will involve significant time and substantial costs. Even for those products that remain regulated as Section 361 HCT/Ps, increasing regulatory scrutiny within the industry in which we operate could lead to heightened requirements, compliance with which could be costly. The costs and other resource burdens associated with any of these regulatory outcomes may limit the resources available to us to fully exploit our technologies or may otherwise limit our ability to carry out other business activities.
The 361 HCT/P Guidance originally indicated that the FDA was providing a 36-month enforcement
grace period to allow time for distributors of HCT/Ps to make any regulatory submissions and obtain any premarket approvals necessary to comply with the guidance. In July 2020, the FDA announced that the enforcement grace period would be extended until May 31, 2021 as a result of the challenges presented by the
COVID-19
public health emergency. On April 21, 2021, the FDA reaffirmed that the enforcement grace period would end on May 31, 2021, at which time we ceased commercial distribution of ReNu and NuCel. Although we believe our suspension of ReNu and NuCel commercialization was timely and proper, the FDA and other regulators may disagree with how or when such commercialization practices were conducted, which could expose us to regulatory sanctions, and have a material adverse effect on our business, financial condition and results of operations.
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
As stated above, in light of the 361 HCT/P Guidance, the FDA may determine that the types of cell- and tissue-based products that we distribute—and in particular, products derived from allografts consisting of human skin or amniotic tissue—are subject to premarket clearance or approval requirements. Should the FDA make such a determination, products of this type, including future products that we seek to introduce, will be much more costly to commercialize, as we will likely have to carry out preclinical work in animals and/or clinical trials in humans to support approval. Such preclinical work and clinical trials are expensive and time-consuming with no guarantee of success. In addition, these products will be subject to more stringent post-market regulatory requirements than those that currently apply, including but not limited to more stringent restrictions on advertising and promotion of these products, as well as more extensive adverse event reporting. In the future, we may also wish to market our existing HCT/P products for new intended uses that may render them ineligible for regulation as Section 361 HCT/Ps and cause them to require premarket clearance or approval and comply with post-market regulations under the medical device or biological product provisions of the FDCA and/or PHSA instead. Compliance with these requirements will involve significant time and substantial costs and could limit the resources available to us to fully exploit our technologies, including limiting our ability to introduce new allograft-derived products.
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
The utilization of human tissue creates the potential for transmission of communicable diseases, including, but not limited to, human immunodeficiency virus, or HIV, viral hepatitis, syphilis and other viral, fungal or bacterial pathogens. We are required to comply with federal and state regulations intended to prevent communicable disease transmission.
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

•
federal physician self-referral law, which prohibits a physician from referring a patient to an entity with which the physician (or an immediate family member) has a financial relationship, for the furnishing of certain designated health services for which payment may be made by Medicare or Medicaid, unless an exception applies;

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

•
federal transparency laws, including the Physician Payments Sunshine Act which requires the tracking and disclosure to the federal government by pharmaceutical and medical device manufacturers of payments and other transfers of value to physicians and teaching hospitals as well as ownership and investment interests that are held by physicians and their immediate family members; and

•
state law equivalents of each of these federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical and medical device companies to comply with their industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict certain payments that may be made to healthcare providers and other potential referral sources; state laws that require drug and medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that prohibit giving gifts to licensed healthcare professionals; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts in certain circumstances, such as specific disease states.

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
If a government entity opens an investigation into possible violations of any of these laws (which may include the issuance of subpoenas or civil investigative demands), we would have to expend significant resources to defend ourselves against the allegations. Allegations that we, our officers, or our employees violated any one of these laws can be made by individuals called “whistleblowers” who may be our employees, customers, competitors or other parties. Government policy is to encourage individuals to become whistleblowers and file a complaint in federal court alleging wrongful conduct. The government is required to investigate all of these complaints and decide whether to intervene. If the government intervenes and we are required to pay money back to the government, the whistleblower, as a reward, is awarded a percentage of the collection. If the government declines to intervene, the whistleblower may proceed on their own and, if they are successful, they will receive a percentage of any judgment or settlement amount the company is required to pay. The government may also initiate an investigation on its own. Such actions could have a significant impact on our business, including the imposition of significant fines, and other sanctions that may materially impair our ability to run a profitable business. In particular, if our operations are found to be in violation of any of the laws described above or if we agree to settle with the government without admitting to any wrongful conduct or if we are found to be in violation of any other governmental regulations that apply to us, we, our officers and employees may be subject to sanctions, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, the curtailment or restructuring of our operations and the imposition of a corporate integrity agreement, any of which could adversely affect our business, results of operations and financial condition.
We could be subject to legal exposure if we do not report the average sales prices, or ASP, to government agencies or if our reporting is not accurate and complete.
Our products are reimbursed by Medicare in physician office settings at a rate of ASP plus 6%. Congress has currently suspended the sequestration and there will be no sequestration through March 31, 2022. On April 1, 2022 there will be a 1% sequestration and beginning on July 1, 2022, the sequestration will return to 2%. Sequestration applies to the government’s payment portion, which is 80% of the total payment amount. Previously, we were not required to report ASP for our products because they are regulated as medical devices by the FDA, although we have chosen to report ASP for some of our products. Starting with the reporting deadline for the first quarter of 2022, we will be required to report ASP for all our products as a result of provisions included in the Consolidated Appropriations Act of 2020. Government price reporting requirements are complex. If we do not report ASP correctly, we could be subject to civil monetary penalties and/or, if the violation is knowing or reckless, be subject to false claims act liability. In the case of very serious or repeated violations, we could be excluded from doing business with the Medicare program and other federal healthcare programs.
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
“individual mandate”). Such actions or similar actions could have a negative effect on the utilization of our products. We expect such efforts to continue and that there may be additional reform proposals at federal and state levels. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit upheld a lower court’s determination in
California v. Texas
(orig.
Texas v. Azar
,
4:18-cv-00167),
that the individual mandate was unconstitutional and remanded the case to the lower court for further analysis as to whether PPACA as a whole is unconstitutional because the individual mandate is not severable from other provisions of the law. The United States Supreme Court agreed to review the case and on June 17, 2021 ordered that the Fifth Circuit’s decision be reversed and that the case be dismissed.

General legislative action may also affect our business. For example, the Budget Control Act of 2011 included provisions to reduce the federal deficit. The Budget Control Act, as amended, resulted in the imposition of reductions of up to 2% in Medicare payments to providers which began in April 2013 and are scheduled to remain in effect through 2025. However, the sequestration has been suspended by Congressional action. The Coronavirus Aid, Relief, and Economic Security (CARES) Act suspended the payment adjustment from May 1 through December 31, 2020. The Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, further extended the suspension period through March 31, 2021. Congressional action will be required to suspend the sequestration after March 31, 2021. These or other similar reductions in government healthcare spending could result in reduced demand for our products or additional pricing pressure.
Bills currently before the United States Congress may also affect our business, if enacted. For example, the Build Back Better Act, H.R. 5376, 117th Cong. (2021) is pending in the U.S. Senate and contains provisions to limit the price of drugs and biological products. If passed, the Build Back Better Act may impact the pricing of our products. Further, the Cures 2.0 Act, H.R. 6000, 117th Cong. (2021) was introduced into the United States House of Representatives on November 17, 2021 and contains provisions that could result in legal and regulatory changes that affect our business. These changes may include a new payment pathway for breakthrough medical devices that are FDA approved or cleared on or after March 15, 2021. The enactment of Cures 2.0 may also accelerate FDA timelines for designation of breakthrough and RMAT therapies and also result in new requirements for the use of patient experience data and real-world evidence in regulating certain FDA products. If enacted, these changes could make it easier for our competitors to bring comparable or more advanced products to market quickly, resulting in reduced demand for our products.
Our sales into foreign markets expose us to risks associated with international sales and operations.
We are currently selling into foreign markets and plan to expand such sales. Managing a global organization is difficult, time-consuming, and expensive. Conducting international operations subjects us to risks that could be different than those faced by us in the United States. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws, including but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons.
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
Sales of almost all of our products depend partly on the ability of our customers to obtain reimbursement for the cost of our products under government healthcare programs such as Medicare and Medicaid and from other global government authorities. Government healthcare programs and private health plans continuously seek to reduce healthcare costs. For example, in 2014, Medicare established a policy to stop making separate payment for our products in certain clinical settings. This policy required us to reduce prices for our products which caused significant reduction in our revenue. As of January 1, 2018, our PuraPly AM and PuraPly products no longer qualified for separate payments under Medicare and this change resulted in a reduction in our revenue as compared to prior periods.
In March 2018, the United States Congress passed, and the President signed into law, the Consolidated Appropriations Act of 2018, or the Appropriations Act. The Appropriations Act restored the pass-through status effective October 1, 2018 for drugs or biologicals whose period of pass-through payment status ended on December 31, 2018 and for which payment was packaged into a covered hospital outpatient service furnished beginning on January 1, 2018; PuraPly and PuraPly AM met these conditions. As a result, PuraPly and PuraPly AM were included in the “bundled” payment structure from January 1, 2018 through September 30, 2018 after which time Medicare resumed making pass-through payments to hospitals when they use PuraPly and PuraPly AM in the outpatient hospital setting and in ASCs. PuraPly and PuraPly AM retained this “pass-through” reimbursement status through September 30, 2020. After September 30, 2020, PuraPly and PuraPly AM are bundled as are all of our other products. Our success will depend in part on the extent to which coverage and adequate reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payers and we do not know whether such reimbursement will be available. For example, currently most private payers provide limited coverage for our PuraPly AM, PuraPly, Novachor and NuShield products and as a result, there is limited use of these products for patients covered by private payers.
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
Payers are increasingly attempting to contain healthcare costs by limiting both the breadth of coverage and the level of reimbursement, particularly for new therapeutic products generally or specifically for new therapeutic products that target an indication that is perceived to be well served by existing treatments. Specifically, the Patient Protection and Affordable Care Act, or PPACA, enacted in 2010 contains provisions for Medicare demonstration programs that create financial incentives to treat patients with chronic wounds conservatively and not use our products. Furthermore, all our products are not paid separately in the outpatient hospital setting which is our largest customer base. This payment policy has created incentives to use our competitors’ products. Accordingly, even if coverage and reimbursement are provided, market acceptance of our products has been and will be adversely affected if access to coverage is administratively burdensome to obtain and/or use of our products is administratively burdensome or unprofitable for healthcare providers or less profitable than alternative treatments. In addition, reimbursement from Medicare, Medicaid and other third-party payers is usually adjusted yearly as a result of legislative, regulatory and policy changes as well as budgetary pressures. In fact, Medicare has signaled that it may discontinue its two-tier
bundling policy when it solicited comments on alternatives in its calendar year 2019 rulemaking. Changes in the policy could occur as early as calendar year 2023 and could include the establishment of a single bundle for all products which could place our products at a significant competitive disadvantage. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payers, or the denial of, or provision of uneconomical reimbursement for new products, as a result of these changes may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services also have the potential to significantly affect our operations and revenue. In addition, Medicare uses regional contractors called Medicare Administrative Contractors, or MACs, to process claims, develop coverage policies and make payments within designated geographic jurisdictions. While our products are currently covered by most MACs, we cannot be certain they will be in the future.
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
Our products are subject to varying forms of governmental and private payor reimbursement, and fluctuations in these forms of payment may adversely affect our business. For example, in sites of service where payment for skin substitutes is based on the Average Sales Price (“ASP”) methodology, Medicare pays for skin substitutes separately from the application procedure. In this case, the Medicare payment rate for all skin substitutes (including ours) is calculated based on the manufacturer’s reported ASP on a per square centimeter basis. These rates are adjusted quarterly based on manufacturer ASP reporting, and the payment amount is ASP plus 6%. The Medicare sequestration of 2% has been temporarily suspended and that suspension will continue through March 31, 2022. On April 1, 2022, the sequestration will be 1% and it will return to 2% as of July 1, 2022. Previously, the Medicare statute did not require us to report ASP for our products because they are regulated by the FDA as medical devices. However, starting with the reporting deadline for the first quarter of 2022, we will be required to report ASP for our products based on a provision within the Consolidated Appropriations Act of 2020, signed into law on December 27, 2020.

When ASP data are not available in the quarterly ASP file published by CMS (for instance our Affinity product in the fourth quarter of 2021), the Part A/B MACs establish payment for drugs and biologics in their jurisdiction(s). In these situations, MACs can update their reimbursement methodology as frequently as quarterly, without notice. MACs also have the discretion to establish coverage policies for all skin substitute products (including ours). Accordingly, even if coverage and reimbursement are provided, market acceptance of our products has been and will be adversely affected if access to coverage is administratively burdensome to obtain, use of our products is administratively burdensome, or is unprofitable for healthcare providers or less profitable than alternative treatments.
Furthermore, Medicare has signaled that it may revise its
two-tiered
bundled payment policy for skin substitutes. Medicare solicited comments in rulemaking for calendar year 2019 related to proposed updates and policy changes under the Medicare Hospital Outpatient Prospective Payment System (OPPS) and Ambulatory Surgical Center (ASC) Payment System. Medicare specifically solicited comments on whether it should eliminate the two-tiered
bundle policy and establish a single bundle for all products. Based on the statements made in the proposed rule, it is possible that Medicare will revise its payment policy for calendar year 2023. Any revised policy could result in decreased reimbursement for our products which could decrease utilization and reduce our revenues. Moreover, any new policy could result in a financial incentive for hospitals and ASCs to use our competitor’s products, thereby reducing our market share and revenue.
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
We operate in an industry characterized by extensive intellectual property litigation. Defending intellectual property litigation is expensive and complex, takes significant time and diverts management’s attention from other business concerns, and the outcomes are difficult to predict. We have in the past been subject to claims that our products or technology violate a third party’s intellectual property rights, and we may be subject to such assertions in the future. Any pending or future intellectual property litigation may result in significant damage awards, including treble damages under certain circumstances, and injunctions that could prevent the manufacture and sale of affected products or could force us to seek a license and/or make significant royalty or other payments in order to continue selling the affected products. Such licenses may not be available on commercially reasonable terms, if at all. We have in the past and may in the future choose to settle disputes involving third-party intellectual property by taking a license. Such licenses or other settlements may involve, for example, upfront payments, yearly maintenance fees and royalties. At any given time, we may be involved as either a plaintiff or a defendant in a number of intellectual property actions, the outcomes of which may not be known for prolonged periods of time. A successful claim of patent or other intellectual property infringement or misappropriation against us could materially adversely affect our business, results of operations and financial condition.
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
or
non-solicitation
agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. There can be no assurance that this type of litigation will not occur, and any future litigation or the threat thereof may adversely affect our ability to hire additional direct sales representatives, or other personnel. A loss of key personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.
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

C
hanges in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
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
As of December 31, 2021, we had approximately $74.1 million of aggregate principal amount of indebtedness outstanding under our 2021 Credit Agreement. Our indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness and could have other important consequences to our debt holders and significant effects on our business. For example, it could:

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

In addition, the credit agreements governing our senior secured credit facilities collateralize substantially all of our personal property and assets, including our intellectual property, and contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.
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
As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, our senior secured credit facility requires us to comply with a minimum consolidated revenue covenant (measured on a trailing twelve-month basis) and a minimum monthly liquidity ratio (measured as of the last day of each month). The operating and financial restrictions and covenants in the senior secured credit facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. For example, in the past, we have not been in compliance with certain financial covenants in our debt agreements, which may occur again in the future. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
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

Risks Related to Our Class A Common Stock
There can be no assurance that the Company’s Class A common stock will continue to be listed on Nasdaq or that the Company will be able to comply with the continued listing standards of Nasdaq.
Our Class A common stock is listed on Nasdaq under the symbol “ORGO”. On December 10, 2018, Avista Healthcare Public Acquisition Corp., our predecessor company (“AHPAC”), consummated a business combination (the “Avista Merger”) pursuant to that certain Agreement and Plan of Merger, dated as of August 17, 2018 (as amended, the “Avista Merger Agreement”), by and among AHPAC, Avista Healthcare Merger Sub, Inc., a direct wholly-owned subsidiary of AHPAC (“Avista Merger Sub”) and Organogenesis Inc. As a result of the Avista Merger and the other transactions contemplated by the Avista Merger Agreement, Avista Merger Sub merged with and into Organogenesis Inc., with Organogenesis Inc. surviving the Avista Merger, and becoming a wholly-owned subsidiary of AHPAC. AHPAC changed its name to “Organogenesis Holdings Inc.” (ORGO). Trading of AHPAC’s Class A common stock and public warrants was suspended as a result of the redemption on October 31, 2018 of all of AHPAC’s public shares. On November 2, 2018, as a result of the redemption of the public shares, Nasdaq issued a delisting notice in respect of the AHPAC units, AHPAC Class A ordinary shares and AHPAC warrants to purchase Class A ordinary shares. On November 9, 2018, AHPAC submitted a request for an oral hearing before the Hearings Panel to appeal the delisting determination pursuant to the procedures set forth in the Nasdaq rules. That hearing occurred on December 13, 2018 and on January 4, 2019, Nasdaq notified us that the Hearings Panel granted our request for the continued listing of our Class A common stock and lifted the trading suspension at the open of the market on January 8, 2019. Pursuant to the Hearing Panel’s decision, on or before March 31, 2019, we were required to demonstrate to the satisfaction of Staff and the Hearings Panel that we had a minimum of 300 round lot stockholders and that we otherwise meet all applicable requirements for listing on Nasdaq. The Hearings Panel determined to delist our public warrants due to our non-compliance
with the minimum 400 round lot holder requirement for initial listing on Nasdaq, as required by Nasdaq Listing Rule 5515(a)(4). On March 12, 2019, the Nasdaq Stock Market LLC filed a Form 25 with the SEC to delist the public warrants. The delisting became effective on March 22, 2019 (ten days after the Form 25 was filed). In connection with our exchange offer in the summer of 2019, we issued an aggregate of 2,925,731 shares of our Class A commons stock in exchange for all outstanding public warrants, which, until such time, traded
“over-the-counter”
under the trading symbol “ORGOW.” Even though the Company was able to regain compliance with the Nasdaq listing standards with respect to its Class A common stock, the Company can provide no assurance that it can maintain compliance with those standards.
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
Accordingly, following the loss of controlled company status on May 6, 2021, our board of directors determined to have director nominees recommended by a majority of our independent directors meeting in executive session. On August 3, 2021, the board of directors voted to establish a nominating committee of the board of directors, consisting of independent directors only. In addition, one member of our compensation committee was independent on May 6, 2021, a majority of the members of our compensation committee were independent by August 4, 2021 and all of the members of the compensation committee were independent by February 15, 2022. A majority of the members of our board of directors must be independent by May 6, 2022.
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
The Significant Stockholder Group exercises significant control over us, and their interests may conflict with yours in the future.
Alan A. Ades, Albert Erani, Glenn H. Nussdorf, Dennis Erani, Starr Wisdom and certain of their respective affiliates, including Organo PFG LLC, Organo Investors LLC, Dennis Erani 2012 Issue Trust, Alan Ades as Trustee of the Alan Ades 2014 GRAT, Albert Erani Family Trust dated 12/29/2012, GN 2016 Family Trust u/a/d August 12, 2016 and GN 2016
Organo 10-Year GRAT
u/a/d September 30, 2016, who we refer to collectively as the Significant Stockholder Group, control a significant amount of the voting power of the outstanding Class A common stock. As of February 15, 2022, the Significant Stockholder Group collectively beneficially own approximately 46% of the Company’s Class A common stock. As a result of this voting control, the Significant Stockholder Group collectively can effectively determine the outcome of all matters requiring stockholder approval, including, but not limited to, the election and removal of the Company’s directors (including the right to designate four of our directors pursuant to the terms of an agreement between the Company and the Significant

Stockholder Group), as well as other matters of corporate or management policy (such as potential mergers or acquisitions, payment of dividends, asset sales, and amendments to the Company’s certificate of incorporation and bylaws). This concentration of ownership may delay or deter possible changes in control and limit the liquidity of the trading market for the Company’s Class A common stock, which may reduce the value of an investment in its Class A common stock. This voting control could also deprive stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a potential sale of the Company. So long as the Significant Stockholder Group and their affiliates continue to own a significant amount of the Company’s combined voting power, they may continue to be able to strongly influence or effectively control its decisions. The interests of the Significant Stockholder Group and their affiliates may not coincide with the interests of other holders of the Company Class A common stock.
In the ordinary course of their business activities, the Significant Stockholder Group and their affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders. In addition, the Significant Stockholder Group may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.
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
Many of the companies that we compete against for qualified personnel have substantially greater financial and other resources and different risk profiles than we do. They may also provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we can offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize product candidates will be limited.
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
Uncertainty and adverse changes in the general economic conditions may negatively affect our business.
If general economic conditions in the United States decline, or if consumers fear that economic conditions will decline, sales of our products may decline. Adverse changes may occur as a result of adverse economic conditions, fluctuating oil prices, supply chain problems, inflation, political instability, declining consumer confidence, a continuation or worsening of the
COVID-19
pandemic or another pandemic, unemployment, fluctuations in stock markets, contraction of credit availability, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our existing or development of future products, increase the cost, and decrease the availability of financing, or increase costs associated with producing and distributing our products and potential product candidates.
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

•	ordering or requesting a recall of our products;

•	issuing warning letters or untitled letters;

•	imposing operating restrictions, including a partial or total shutdown of production or investigation of any or all of our products;

•	refusing to permit to import or export of our products;

•	detaining or seizing our products;

•	obtaining injunctions preventing us from manufacturing or distributing any or all of our products;

•	commencing criminal prosecutions or seeking civil penalties; and

•	requiring changes in our advertising and promotion practices.
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
In particular, companies involved in the manufacture of medical products are subject to laws and regulations intended to ensure that medical products that will be used in patients are safe and effective, and specifically that they are not adulterated or contaminated, that they are properly labeled, and have the identity, strength, quality and purity that which they are represented to possess. Further, companies involved in the research and development of medical products are subject to extensive laws and regulations intended to protect research subjects and ensure the integrity of data generated from clinical trials and of the regulatory review process. Any misconduct in any of these areas—whether by our own employees or by contractors, vendors, business associates, consultants, or other entities acting as our agents—could result in regulatory sanctions, criminal or civil liability and serious harm to our reputation. Although we have a comprehensive compliance program designed to ensure that our employees’, CRO partners’, principal investigators’, consultants’, and commercial partners’ activities and interactions with healthcare professionals and patients are appropriate, ethical, and consistent with all applicable laws, regulations, guidelines, policies and standards, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in preventing such conduct, mitigating risks, or reducing the chance of governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of significant fines, and other sanctions that may materially impair our ability to run a profitable business.

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
The trading market for the Company Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, the Company’s business, the Company’s market, or the Company’s competitors. Securities and industry analysts may stop publishing research on the Company. If any analyst who covers the Company were to cease coverage of the Company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause the Company’s stock price or trading volume to decline. If any of the analysts who cover the Company change their recommendation regarding the Company’s stock adversely, or provide more favorable relative recommendations about the Company’s competitors, the price of the Company Class A common stock would likely decline.
Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect the Company’s business, investments and results of operations.
The Company is subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, the Company is required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules is difficult, time-consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the Company’s business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on the Company’s business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located on our four-building campus in Canton, Massachusetts, comprising approximately 300,000 square feet of leased and purchased space devoted to manufacturing, shipping, operations, and research and development. Three of the buildings are leased. The leases were initially set to expire on December 31, 2022 and were subsequently extended to December 31, 2027 when we exercised an option to renew these leases for an additional five-year term in December 2021. We lease the buildings in Canton from entities that are controlled by Alan A. Ades, Albert Erani, Dennis Erani and Glenn H. Nussdorf, who are also our stock holders. In addition, Messrs. Ades, Albert Erani and Nussdorf are former members of our Board of Directors.
In Norwood, Massachusetts, we have a leased facility of approximately 43,850 square feet for office and laboratory use. The lease commenced on March 13, 2019. The rent commencement date was February 1, 2020. The initial lease term is ten years from the rent commencement date and was extended for additional five years in December 2021. We have an option to extend the term for another ten years if exercised within
16-24
months from the end of the lease term.
With the expiration of the La Jolla facility leases on December 31, 2021, we entered into a lease in August 2020 for approximately 23,000 square feet in San Diego, California for office and laboratory use. The lease commenced on April 1, 2021. The initial lease term is ten years from the lease commencement date, with an option to extend the term for a period of five years.
In San Diego, California, we have leased a warehouse of approximately 19,000 square feet to store the manufacturing equipment from the La Jolla facilities as we build out the manufacturing facility in Massachusetts. The lease expires on June 30,2024.
In Birmingham, Alabama, we have a leased facility of approximately 25,000 square feet to support our amniotic products. It was initially leased through December 31, 2020 and was subsequently extended to December 31, 2022 in the first quarter of 2021.

ITEM 3.	LEGAL PROCEEDINGS
On December 10, 2021, a class action complaint captioned Somogyi v. Organogenesis Holdings Inc., et al. was filed on behalf of a putative class of all purchasers of our securities from March 17, 2021 through October 11, 2021 against us and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of New York. The complaint alleges violations of federal securities law in connection with alleged false and misleading statements with respect to our billing of the federal government for our Affinity and PuraPly XT products and alleged inducement of doctors to use our Affinity and PuraPly XT products through alleged lucrative reimbursements. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unquantified damages as well as attorneys’ fees, expert fees and other costs. The action is in the early stages of litigation. We believe the claims are without merit and intend to vigorously contest them.
We are not a party to any other material legal proceedings. From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. These matters may include intellectual property, employment and other general claims. With respect to our outstanding legal matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is listed on the Nasdaq Capital Market under the symbol “ORGO”. As of February 15, 2022, a total of 128,765,237 shares of our Class A common stock were outstanding and we had 399 holders of record of our Class A common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.
Dividend policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our Class A common stock in the foreseeable future. In addition, the terms of our 2021 Credit Agreement restrict our ability to pay cash dividends on our capital stock without the bank’s consent.
Securities authorized for issuance under equity compensation plans
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We offer a comprehensive portfolio of products in the markets we serve that address patient needs across the continuum of care. We have and intend to continue to generate data from clinical trials, real-world outcomes and health economics research that validate the clinical efficacy and value proposition offered by our products. Several of our existing and pipeline products in our portfolio have PMA approval, or 510(k) clearance from the FDA. Given the extensive time and cost required to conduct clinical trials and receive FDA approvals, we believe that our data and regulatory approvals provide us a strong competitive advantage. Our product development expertise and multiple technology platforms provide a robust product pipeline, which we believe will drive future growth.
In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products, capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our advanced wound care products include Apligraf for the treatment of venous leg ulcers (“VLUs”) and diabetic foot ulcers (“DFUs”); Dermagraft for the treatment of DFUs (manufacturing currently suspended pending transition to our Massachusetts based manufacturing facilities); PuraPly AM as an antimicrobial barrier for a broad variety of wound types; and the Affinity, Novachor and NuShield wound coverings to address a variety of wound sizes and types. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

In the Surgical & Sports Medicine market, we focus on products that support the healing of musculoskeletal injuries, including degenerative conditions such as OA and tendonitis. We are leveraging our regenerative medicine capabilities in this attractive, adjacent market. Our Sports Medicine products include NuShield for surgical application in targeted soft tissue repairs; and Affinity, Novachor and PuraPly AM for management of open wounds in the surgical setting. We currently sell these products through independent agencies and our growing direct sales force.
We generated net revenue of $468.1 million, $338.3 million, and $261.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. We reported net income of $94.9 million (which includes a $48.3 million benefit from release of a tax valuation allowance) and $17.2 million for the years ended December 31, 2021 and 2020, respectively, and net loss of $38.7 million for the year ended December 31, 2019. While we reported net income for the most recent two years, we have incurred significant losses since inception and we may incur operating losses in the future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of December 31, 2021, we had an accumulated deficit of $60.1 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our Class A common stock. We operate in one segment of regenerative medicine.
COVID-19 pandemic
The emergence of the
coronavirus (COVID-19) around
the world, and particularly in the United States, continues to present risks to the Company. While the COVID-19 pandemic
has not materially adversely affected our financial results and business operations through December 31, 2021, we are unable to predict the impact that COVID-19 will
have on our financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic. We are closely monitoring the evolving impact of the pandemic on all aspects of our business. We have implemented a number of measures designed to protect the health and safety of our employees, support our customers and promote business continuity. We continue to evaluate the Company’s liquidity position, communicate with and monitor the actions of our customers and suppliers, and review our near-term financial performance as we manage the Company through this period of uncertainty.
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
Dermagraft
As previously disclosed, as part of our long-term plan to consolidate manufacturing operations in Massachusetts, manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft will be suspended in the second quarter of 2022. We currently plan to transition our Dermagraft manufacturing to our Massachusetts-based manufacturing facilities, which we expect will result in substantial long-term cost savings. In the period when Dermagraft is not available (possibly for a few years), we expect that customers will be willing to substitute Apligraf for Dermagraft and that the suspension of Dermagraft sales will not have a material impact on our net revenue. However, if we do not realize the expected substantial long-term cost savings or if customers are unwilling to substitute Apligraf for Dermagraft during the period in which Dermagraft is unavailable, it could have an adverse effect on net revenue and results of operations.
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
We define EBITDA as net income (loss) before depreciation and amortization, interest expense and income taxes. We define Adjusted EBITDA as EBITDA, further adjusted for the impact of certain items that we do not consider indicative of our core operating performance. These items include non-cash
equity compensation, restructuring charges, loss on the extinguishment of debt, mark to market adjustments on our Earnout liability and warrant liability, transaction costs related to a warrant exchange transaction, and CPN acquisition, gain on settlement of deferred acquisition consideration, recovery of certain notes receivable from related parties, write-off
of the capitalized costs related to certain unfinished construction work, and the cancellation fee for terminating certain agreements. We have presented Adjusted EBITDA in this Annual Report on Form
10-K
because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period
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

•	Adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;

•	Adjusted EBITDA excludes net interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;

•	Adjusted EBITDA excludes the impact of the changes in the fair value of our Earnout liability and warrant liability;

•	Adjusted EBITDA excludes certain transactions expenses such as the Company’s warrant exchange transaction and the CPN acquisition transaction;

•	Adjusted EBITDA excludes loss on the extinguishment of debt;

•	Adjusted EBITDA excludes charges related to restructuring activities;

•	Adjusted EBITDA excludes certain income associated with the settlement of deferred acquisition consideration and recovery of certain notes receivable from related parties;

•	Adjusted EBITDA excludes write-off of the capitalized costs related to certain unfinished construction work;

•	Adjusted EBITDA excludes the cancellation fee for terminating certain agreements;

•	Adjusted EBITDA excludes income tax expense (benefit); and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
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
Cost of goods sold and gross profit
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
Gross profit is calculated as net revenue less cost of goods sold and generally increases as revenue increases. Our gross profit are affected by product and geographic sales mix, realized pricing of our products, the efficiency of our manufacturing operations and the costs of materials used and fees charged by third-party manufacturers to produce our products. Regulatory actions, including healthcare reimbursement scenarios, which may require costly expenditures or result in pricing pressures, may decrease our gross profit.
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
Other expense, net
Interest expense
—Interest expense consists of interest on our outstanding indebtedness, including amortization of debt discount and debt issuance costs, net of interest income recognized.
Loss on the extinguishment of debt
—In August 2021, upon entering into the 2021 Credit Agreement, we paid an aggregate amount of $70.6 million associated with the termination of the 2019 Credit Agreement, including unpaid principal, accrued interest, the Final Payment and a prepayment fee. We recognized $1.9 million as loss on the extinguishment of the loan for year ended December 31, 2021. In March 2019, upon entering into the 2019 Credit Agreement, we paid an aggregate amount of $17.6 million associated with the termination of the ML Agreement (as defined below), including unpaid principal, accrued interest and an early termination penalty. We recognized $1.9 million as loss on the extinguishment of the loan.
Change in fair value of warrant liability—
In connection with the Avista Merger, we issued 4.1 million private warrants to Avista Capital Partners IV, L.P. and Avista Capital Partners IV (Offshore), L.P. on December 10, 2018 (the “Private Warrants”). We classified the warrants as a liability on our consolidated balance sheets as the settlement provisions of the Private Warrants failed the
“fixed-for-fixed”
rules under
ASC815-40-15-7
. The warrant liability was initially recorded at fair value upon issuance and was subsequently remeasured to fair value at each reporting date until the warrants were settled in the warrant exchange transactions in the third quarter of 2019. See Note “13. Stockholders’ Equity”. Changes in the fair value of the warrant liability were recognized as a component of other expense, net in the consolidated statements of operations.
Gain on settlement of deferred acquisition consideration
—In February 2020, we settled a dispute on the $5.0 million deferred acquisition consideration with the sellers of NuTech Medical for $4.0 million and assumed from the sellers of NuTech Medical the responsibilities related to a legacy lawsuit of NuTech Medical which was settled in October 2020. In connection with the settlement of this dispute and the legacy lawsuit, we recorded a gain of $2.2 million for the year ended December 31, 2020.
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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. Based on a consideration of the factors discussed above, in the fourth quarter of fiscal year 2021, we determined it was more likely than not that our deferred tax assets would be realized in the future and released the valuation allowance on our net U.S. deferred tax assets as of December 31, 2021, resulting in a benefit of $48.3 million in income taxes.
Our U.S. provision for income taxes relates to current tax expense associated with taxable income that could not be offset by state net operating losses. We have utilized net operating losses to offset all of the 2021 federal taxable income but have exhausted net operating losses and are subject to limitations in the net operating loss utilization in certain states. We have also recorded a foreign provision for income taxes related to our wholly-owned subsidiary in Switzerland.
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
Results of Operations
The following table sets forth, for the periods indicated, our results of operations:

	Year Ended December 31,
	2021	2020	2019
Net revenue	$468,059	$338,298	$260,981
Cost of goods sold	114,199	87,319	75,948

Gross profit	353,860	250,979	185,033
Operating expenses:
Selling, general and administrative	250,200	204,193	200,088
Research and development	30,742	20,086	14,799

Total operating expenses	280,942	224,279	214,887

Income (loss) from operations	72,918	26,700	(29,854)

Other expense, net:
Interest expense	(7,236)	(11,279)	(8,996)
Gain on settlement of deferred acquisition consideration	—	2,246	—
Change in fair value of warrant liability	—	—	2,140
Loss on the extinguishment of debt	(1,883)	—	(1,862)
Other income (loss), net	(13)	97	13

Total other expense, net	(9,132)	(8,936)	(8,705)

Net income (loss) before income taxes	63,786	17,764	(38,559)
Income tax (expense) benefit	31,116	(530)	(150)

Net income (loss)	$94,902	$17,234	$(38,709)

EBITDA and Adjusted EBITDA
The following table presents a reconciliation of GAAP net income (loss)
to non-GAAP EBITDA
and non-GAAP Adjusted
EBITDA, for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income (loss)	$94,902	$17,234	$(38,709)
Interest expense	7,236	11,279	8,996
Income tax expense (benefit)	(31,116)	530	150
Depreciation	5,781	4,438	3,783
Amortization	4,949	3,745	6,043

EBITDA	81,752	37,226	(19,737)

Stock-based compensation expense	3,864	1,661	936
Restructuring charge (1)	4,704	618	—
Gain on settlement of deferred acquisition consideration (2)	—	(2,246)	—
Recovery of certain notes receivable from related parties (3)	(179)	(1,516)	—
Cancellation fee (4)	—	1,950	—
Write-off of a fixed asset (5)	1,104	—	—
Change in fair value of Earnout (6)	(3,985)	203	—
Change in fair value of warrant liability (7)	—	—	(2,140)
Loss on extinguishment of debt (8)	1,883	—	1,862
Exchange offer transaction costs (9)	—	—	916
CPN transaction costs (10)	—	929	—

Adjusted EBITDA	$89,143	$38,825	$(18,163)

(1)	Amounts reflect employee retention and benefits as well as the facility-related cost associated with the Company’s restructuring activities. See Note “11. Restructuring”.
(2)
Amount reflects the gain recognized related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020 as well as the settlement of the assumed legacy lawsuit from the sellers of NuTech Medical in October 2020. See Note “18. Commitments and Contingencies”.

(3)	Amounts reflect the collection of certain notes receivable from related parties previously reserved. See Note “19. Related Party Transactions”.
(4)	Amount reflects the cancellation fee for terminating certain product development and consulting agreements the Company inherited from NuTech Medical.
(5)	Amount reflects the write-off of certain design and consulting fees previously capitalized related to the unfinished construction work on the 275 Dan Road Building.
(6)	Amounts reflect the change in the fair value of the Earnout liability in connection with the CPN acquisition. See Note “3. Acquisition”.
(7)
In connection with the Avista Merger, we issued 4.1 million Private Warrants which were classified as a liability. The Private Warrants were settled in the warrant exchange transactions in the third quarter of 2019. Amount reflects the change in the fair value of the warrant liability.

(8)
Amounts reflect the loss recognized on the extinguishment of the 2019 Credit Agreement upon repayment in 2021 and the loss recognized on the extinguishment of the Master Lease Agreement upon repayment in 2019. See Note “12. Long-Term Debt Obligations”.

(9)
Amount reflects legal, advisory and other professional fees incurred in the quarter ended September 30, 2019, related directly to the warrant exchange transactions. See Note “13. Stockholders’ Equity”.

(10)	Amount reflects legal, advisory and other professional fees incurred in the nine months ended September 30, 2020, related directly to the CPN acquisition. See Note “3. Acquisition”.
Comparison of the Year Ended December 31, 2021, 2020, and 2019
Revenue

	Years Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
	(in thousands, except for percentages)
Advanced Wound Care	$430,839	$294,624	$220,744	$136,215	46%	$73,880	33%
Surgical & Sports Medicine	37,220	43,674	40,237	(6,454)	(15%)	3,437	9%

Net revenue	$468,059	$338,298	$260,981	$129,761	38%	$77,317	30%

For the year ended December 31, 2021, net revenue from our Advanced Wound Care products increased by $136.2 million, or 46%, as compared to the year ended December 31, 2020. The increase in Advanced Wound Care net revenue was primarily attributable to the expanded sales force, increased sales to existing and new customers, increased adoption of our placental-based product portfolio, including our Affinity product, as well as increased adoption of our PuraPly line extensions launched in the second half of 2020.
For the year ended December 31, 2021, net revenue from our Surgical & Sports Medicine products decreased by $6.5 million, or 15%, as compared to the year ended December 31, 2020. The decrease in Surgical & Sports Medicine net revenue was primarily attributable to ReNu and NuCel which we stopped marketing after May 31, 2021 due to the expiration of the FDA’s enforcement grace period for these products.
For the year ended December 31, 2020, net revenue from our Advanced Wound Care products increased by $73.9 million, or 33%, as compared to the year ended December 31, 2019. The increase in Advanced Wound Care net revenue was primarily attributable to the expanded sales force, increased sales to existing and new customers and increased adoption of our placental-based product portfolio, including our Affinity product.
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
Included within net revenue is PuraPly revenue of $198.4 million, $147.3 million, and $126.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. PuraPly exited pass-through status on October 1, 2020. The continued increase in PuraPly revenue in the year ended December 31, 2021 was due to the expanded sales forces, increased adoption, by existing and new customers, of our PuraPly line extensions launched in the second half of 2020 as well as expanded sites of care.
Cost of Goods Sold and Gross Profit

	Years Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
	(in thousands, except for percentages)
Cost of goods sold	$114,199	$87,319	$75,948	$26,880	31%	$11,371	15%

Gross profit	$353,860	$250,979	$185,033	$102,881	41%	$65,946	36%

For the year ended December 31, 2021, cost of goods sold increased by $26.9 million, or 31%, as compared to the year ended December 31, 2020. The increase in cost of goods sold was primarily due to increased unit volumes, and additional manufacturing and quality control headcount.
For the year ended December 31, 2021, gross profit increased by $102.9 million, or 41%, as compared to the year ended December 31, 2020. The increase in gross profit resulted primarily from increased sales volume due to the strength in our Advanced Wound Care products as well as a shift in product mix to our higher gross margin products.
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
Selling, General and Administrative Expenses

	Years Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
	(in thousands, except for percentages)
Selling, general and administrative	$250,200	$204,193	$200,088	$46,007	23%	$4,105	2%

For the year ended December 31, 2021, selling, general and administrative expenses increased by $46.0 million, or 23%, as compared to the year ended December 31, 2020. The increase in selling, general and administrative expenses was primarily due to a $33.0 million increase related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, a $4.3 million increase related to increased travel and marketing programs amid the relaxed COVID-19
travel restrictions, a $2.9 million increase in restructuring cost associated with closing the La Jolla office, a
$1.1 million write-off
of certain design and consulting fees previously capitalized related to the unfinished construction work on the 275 Dan Road Building, and a $10.9 million increase in various administrative costs resulting from increased revenue and increased in legal, consulting fees and other costs associated with the ongoing operations of our business. These increases were partially offset by a $4.2 million decrease resulting from the CPN Earnout fair value adjustment and a $2.0 million decrease in the cancellation fee incurred in the three months ended March 31, 2020 to cancel certain product development and consulting agreements.
For the year ended December 31, 2020, selling, general and administrative expenses increased by $4.1 million, or 2%, as compared to the year ended December 31, 2019. The increase in selling, general and administrative expenses was primarily due to a $15.6 million increase related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, a $2.0 million cancellation fee for certain product development and consulting agreements. These increases were partially offset by a $10.0 million decrease related to reduced travel and marketing programs amid travel restrictions in place due to the COVID-19, a
$2.3 million decrease in various costs including legal, consulting fees and other costs associated with the ongoing operations of our business, and a $1.1 million collection of the previously reserved related party receivables.
Research and Development Expenses

	Years Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
	(in thousands, except for percentages)
Research and development	$30,742	$20,086	$14,799	$10,656	53%	$5,287	36%

For the year ended December 31, 2021, research and development expenses increased by $10.7 million, or 53%, as compared to the year ended December 31, 2020. The increase in research and development expenses was primarily due to increased headcount associated with our existing Advanced Wound Care and Surgical & Sports Medicine products, an increase in product costs associated with our pipeline products not yet commercialized and an increase in the clinical study and related costs necessary to seek regulatory approvals for certain of our products.
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
Other Expense, Net

	Years Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
	(in thousands, except for percentages)
Interest expense	$(7,236)	$(11,279)	$(8,996)	$4,043	(36%)	$(2,283)	25%
Gain on settlement of deferred acquisition consideration	—	2,246	—	(2,246)	(100%)	2,246	**
Change in fair value of warrant liability	—	—	2,140	—	**	(2,140)	(100%)
Loss on the extinguishment of debt	(1,883)	—	(1,862)	(1,883)	**	1,862	(100%)
Other income (expense), net	(13)	97	13	(110)	(113%)	84	**

Total other expense, net	$(9,132)	$(8,936)	$(8,705)	$(196)	2%	$(231)	3%

**	not meaningful
For the year ended December 31, 2021, total other expense, net, increased by $0.2 million or 2%, as compared to the year ended December 31, 2020. Interest expense decreased by $4.0 million or 36% primarily due to the reduced interest rate for borrowings under the 2021 Credit Agreement. Loss on extinguishment of debt of $1.9 million was related to loss recognized on the extinguishment of the 2019 Credit Agreement upon repayment in August 2021. The gain of $2.2 million on the settlement of deferred acquisition consideration was related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020 as well as the decrease in legal accruals related to the settlement in October 2020 of a legacy lawsuit which we assumed from the sellers of NuTech Medical as part of the resolution of the aforementioned dispute.
For the year ended December 31, 2020, other expense, net, increased by $0.2 million or 3%, as compared to the year ended December 31, 2019. Interest expense increased by $2.3 million or 25% primarily due to the increased borrowings under the 2019 Credit Agreement. Change in fair value of warrant liability of $2.1 million in 2019 reflected the decrease in the fair value of warrant liability when it was settled in the warrant exchange transaction in the third quarter of 2019. Loss on the extinguishment of debt of $1.9 million in 2019 reflected the write-off
of unamortized debt discount upon repayment of the Master Lease Agreement as well as early payment penalties in March 2019. Gain of $2.2 million in 2020 was related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020 as well as the settlement in October 2020 of a legacy lawsuit which we assumed from the sellers of NuTech Medical as part of the resolution of the aforementioned dispute.

Income Tax (Expense) Benefit

	Years Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
	(in thousands, except for percentages)
Income tax (expense) benefit	$31,116	$(530)	$(150)	$31,646	**	$(380)	**

**	not meaningful
For the year ended December 31, 2021, income tax (expense) benefit decreased by $31.6 million, as compared to the year ended December 31, 2020. The decrease is due to the deferred tax benefit of $32.0 million primarily resulting from the release of the valuation allowance previously recorded against the full amount of our net U.S. deferred tax assets as of December 31, 2021. See Note “15. Income Taxes”.
For the year ended December 31, 2020, income tax (expense) benefit increased by $0.4 million, as compared to the year ended December 31, 2019. The increase is primarily due to the cash tax expected in states where net operating loss utilization is limited.
Liquidity and Capital Resources
Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of December 31, 2021, we had an accumulated deficit of $60.1 million and working capital of $145.0 million which includes $113.9 million in cash and cash equivalents. We also had $125.0 million available for future revolving borrowings under our Revolving Facility (see Note “12. Long-Term Debt Obligations”). For the year ended December 31, 2021, we have reported $94.9 million of net income and $62.0 million of cash flows from operating activities. We expect that our cash on hand and other components of working capital as of December 31, 2021, availability under the 2021 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this annual report.
We continue to closely monitor ongoing developments in connection with the COVID-19 pandemic,
which may negatively impact our commercial prospects, cash position and access to capital in fiscal 2022 or beyond. We will continue to assess our cash and other sources of liquidity and, if circumstances warrant, we will make appropriate adjustments to our operating plan. Please see “Item 1A. Risk Factors” in this Annual Report on
Form 10-K for
an additional discussion of risks.
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

The following table presents our cash and outstanding debt as of the dates indicated:

	December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$113,929	$84,394	$60,174

Line of credit	$—	$10,000	$33,484
Term loan	73,425	59,710	49,634
Finance lease obligations	200	15,061	17,488

Total debt	$73,625	$84,771	$100,606

Under the line of credit or the Revolving Facility, we have up to $125,000 available for future revolving borrowings.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$61,978	$5,466	$(33,528)
Net cash used in investing activities	(31,220)	(23,498)	(6,234)
Net cash provided by (used in) financing activities	(1,036)	42,468	78,727

Net increase in cash and restricted cash	$29,722	$24,436	$38,965

Operating Activities
During the year ended December 31, 2021, net cash provided by operating activities was $62.0 million, resulting from our net income of $94.9 million, non-cash charges
of $4.8 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $37.7 million. The non-cash
charges of $4.8 million consisted of $36.8 million standard non-cash items primarily related to depreciation and amortization, stock-based compensation expense, and inventory reserve, partially offset by the deferred tax benefit of $32.0 million primarily resulting from the release of the valuation allowance previously recorded against the full amount of our net U.S. deferred tax assets as of December 31, 2021. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $28.7 million, an increase in inventory of $9.3 million, and a decrease in operating leases and other liabilities of $12.2 million, all of which were partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $12.5 million.
During the year ended December 31, 2020, net cash provided by operating activities was $5.5 million, resulting from our net income of $17.2 million and non-cash charges
of $15.9 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $27.8 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $17.6 million, an increase in inventory of $6.7 million, an increase in prepaid expenses and other current assets of $0.4 million, and a decrease in accounts payable and other liabilities of $4.6 million, all of which were partially offset by an increase in accrued expenses and other current liabilities of $1.4 million.
During the year ended December 31, 2019, net cash used in operating activities was $33.5 million, resulting from our net loss of $38.7 million and net cash used in connection with changes in our operating assets and liabilities of $9.7 million partially offset
by non-cash charges
of $14.8 million. Net cash used in connection with changes in our operating assets and liabilities includes an increase in inventory of $11.1 million, an increase in accounts receivable of $4.7 million, an increase in prepaid expenses and other current assets and a decrease in other liabilities of $1.6 million, all of which were partially offset by an increase in accounts payable of $4.7 million and an increase of accrued expenses and other current liabilities of $2.9 million.
Investing Activities
During the year ended December 31, 2021, we used $31.2 million of cash in investing activities solely consisting of capital expenditures.
During the year ended December 31, 2020, we used $23.5 million of cash in investing activities consisting of capital expenditures of $17.7 million and payment of $5.8 million related to the acquisition of CPN.
During the year ended December 31, 2019, we used $6.2 million of cash in investing activities consisting primarily of capital expenditures and an intangible asset purchase.
Financing Activities
During the year ended December 31, 2021, net cash used in financing activities was $1.0 million. This consisted primarily of the repayment of borrowings of $70.0 million under the 2019 Credit Agreement, the payment of $1.6 million to extinguish this debt facility, the payment of finance lease obligations of $2.6 million, the payment of $2.2 million related to other financing activities. The net cash used in financing activities was principally offset by $73.2 million in net proceeds from the 2021 Credit Agreement and $2.2 million in proceeds from the exercise of common stock options.
During the year ended December 31, 2020, net cash provided by financing activities was $42.5 million. This consisted primarily of $59.1 million in net proceeds from the issuance of Class A common stock and $2.8 million in proceeds from the exercise of options. The net cash provided by financing activities was partially offset by the payment of finance lease obligations of $2.4 million, the payment of $3.5 million related to the NuTech Medical deferred acquisition consideration and the net debt repayment of $13.5 million under our 2019 Credit Agreement.
During the year ended December 31, 2019, net cash provided by financing activities was $78.7 million that consisted primarily of $56.1 million in net proceeds from the 2019 Credit Agreement, $47.4 million in net proceeds from the issuance of Class A common stock and $0.9 million in proceeds from the exercise of warrants and options. The net cash provided by financing activities was partially offset by the payment of the put option on redeemable Class A common stock of $6.8 million, repayment of the ML Agreement of $17.6 million, and payment of finance lease obligations of $1.3 million.
Indebtedness
2021 Credit Agreement
In August 2021, we and our subsidiaries entered into a credit agreement with SVB and several other lenders, which we refer to as the 2021 Credit Agreement. The 2021 Credit Agreement provides for a term loan facility not to exceed $75,000 (the “Term Loan Facility”) and a revolving credit facility not to exceed $125,000 (the “Revolving Facility”).
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
Under the 2021 Credit Agreement, we are required to comply with certain financial covenants including the Consolidated Fixed Charge Coverage Ratio and Consolidated Total Net Leverage Ratio, tested quarterly. In addition, we are also required to make representations and warranties and comply with certain non-financial
covenants that are customary in loan agreements of this type, including restrictions on the payment of dividends, repurchase of stock, incurrence of indebtedness, dispositions and acquisitions.
As of December 31, 2021, we were in compliance with the covenants under the 2021 Credit Agreement. We had outstanding borrowings under the Revolving Facility and Term Loan Facility of the 2021 Credit Agreement of $0.0 million and $74.1 million, respectively.
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
In August 2021, upon entering into the 2021 Credit Agreement, we paid an aggregate amount of $70.6 million due under the 2019 Credit Agreement, including unpaid principal, accrued interest, the Final Payment and a prepayment fee, with proceeds from the 2021 Credit Agreement, and the 2019 Credit Agreement was terminated. Upon termination of the 2019 Credit Agreement, the Company recognized $1.9 million as loss on the extinguishment of the loan for year ended December 31, 2021.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and the disclosure at the date of the financial statements, as well as revenue and expenses recorded during the reporting periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition.
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
Accounts Receivable, Net
Accounts receivables are stated at invoice value less estimated allowances for doubtful accounts. We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. We consider factors such as historical experience, credit quality, age of the accounts receivable balances, geography-related risks and economic conditions that may affect a customer’s ability to pay. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due, and thereby reduces the net recognized receivable to the amount reasonably believed to be collectible. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.
Inventory
Inventory is stated at the lower of cost (determined under the first-in
first-out
method) or net realizable value. Inventory includes raw materials, work in process and finished goods. It also includes cell banks and the cost of tests mandated by regulatory agencies, of the materials to qualify them for production.
We regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventory to its estimated net realizable value based upon management’s assumptions of future material usage, yields and obsolescence, which are a result of future demand and market conditions and the effective life of certain inventory items. Our excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory on hand and working with operations to maximize recovery of excess inventory. The estimate of excess quantities is subjective and primarily dependent on our estimate of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, we may increase the write-down for excess inventory for that component.
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
In accordance with ASC Topic 350,
 Intangibles—Goodwill and Other
, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If after assessing the totality of events or circumstances, we determine that it is more likely than not (i.e. greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The quantitative goodwill impairment test requires us to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.
Application of the goodwill impairment test requires judgments, including a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of the reporting unit which often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. There is no assurance that the actual future earnings or cash flows of the reporting unit will not decline significantly from the projections used in the impairment analysis. Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment and industry, deterioration in the Company’s performance or its future projections, or changes in plans for its reporting unit.
There were no impairment charges of goodwill recorded during 2021, 2020, and 2019.
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
There were no impairments of long-lived assets recorded during 2021, 2020, and 2019.
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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. In the fourth quarter of 2021, we determined it was more likely than not that our deferred tax assets would be realized in the future and released the valuation allowance on our net deferred tax assets as of December 31, 2021, resulting in a benefit of $48.3 million in income taxes.
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
Valuation of Contingent Purchase Earnout
In connection with our acquisition of CPN Biosciences, LLC (“CPN”), we recognized a non-current
liability, at the time of the acquisition in 2020, for the fair value of the contingent consideration (the “Earnout”). The Earnout liability is classified as a Level 3 measurement for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of such Earnout liability is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout period. We assess the fair value of the Earnout liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in selling, general and administrative expenses until the liability is settled.
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
Interest Rate Risk
As of December 31, 2021, we had $74.1 million and $0.0 million of borrowings outstanding under the Term Loan Facility and the Revolving Facility, respectively. Borrowings under our 2021 Credit Agreement bear interest at variable rates. Based on the principal amount outstanding as of December 31, 2021, an immediate 10% change in the interest rate would not have a material impact on our financial position, results of operations or cash flows.
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
F-1
through
F-40
of this Annual Report on Form
10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of the Company’s Disclosure Controls
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective because our internal control over financial reporting has not been operating effectively for a reasonable period of time.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on those criteria.
As disclosed in the Company’s annual report for the fiscal year ended December 31, 2020, our management team identified the following material weakness in our internal control over financial reporting: we did not design and maintain formal accounting, business operations, and information technology policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including (i) formalized policies and procedures for reviews over account reconciliations, journal entries, and other accounting analyses, memos and procedures to ensure completeness and accuracy of information used in these review controls and (ii) controls to support the objectives of proper segregation of the initiation of transactions, the recording of transactions, and the custody of assets.
Although management has made significant progress in remediating this material weakness, management concluded that the material weakness described above continued to exist as of December 31, 2021. Specifically, when validating the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are present and functioning as designed, management identified deficiencies that indicate a lack of sustainability and inconsistent application of certain policies, procedures, and controls, including the proper segregation of duties, exacerbated in part by turnover within key positions during the year.
Management has taken actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. Management is committed to finalizing the remediation of the material weakness during 2022. Management’s internal control remediation efforts include the following:

•
In 2021, we planned the implementation of a new company-wide enterprise resource planning, or ERP, system to provide additional systematic controls and segregation of duties for our accounting processes.Due, in part, to turnover in key positions, our enterprise resource planning system go live date has been delayed. We anticipate the ERP system going live in 2022.

•
We have continued to train and cross train our employees on their internal control responsibilities and how to best support the Company if personnel turnover issues within their departments occur. We have also supplemented our internal resources with third-party resources, where necessary.

•	We have continued to engage an outside firm to assist management with performing control operating effectiveness testing throughout the year

•
We regularly reported the results of control testing to the key stakeholders across the organization, including the audit committee, on testing progress and defined corrective actions, and we monitored and reported on the results of control remediation. Through these actions, we have continued to strengthen our internal policies, processes, and reviews.

As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. However, we believe the above actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remediation efforts. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are executed consistently and operating effectively, the material weakness described above will continue to exist.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above related to remediation efforts. However, as the implementation of the new ERP system commences in 2022, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year (the “Proxy Statement”).

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
(3) Index to Exhibits.
Exhibit Index

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of ORGO (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

3.2	Bylaws of ORGO (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

4.1	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 9, 2020)

10.1	Amended and Restated Registration Rights Agreement dated as of December 10, 2018 among ORGO, Avista Acquisition Corp., Avista Capital Partners Fund IV L.P., Avista Capital Partners Fund IV (Offshore), L.P., and certain holders of Organogenesis Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.2	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 65 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.3	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 85 Dan Road Associates, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.4	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and Dan Road Equity I, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.5	Lease Agreement, dated as of June 5, 2012, by and between Organogenesis Switzerland GmbH and Stiftung Regionales Gründerzentrum Reinach, as amended by that certain Supplement No. 1 dated May 9, 2017 and that certain Supplement No. 2 dated May 9, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.6	Lease Agreement, dated as of January 1, 2014, by and between Oxmoor Holdings, LLC and Prime Merger Sub, LLC (as successor-in-interest to Nutech Medical, Inc.) (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

Exhibit No.	Exhibit

10.7	Standard Industrial/Commercial Multi-Tenant Lease—Net, dated as of March 7, 2011, by and among Liberty Industrial Park and Organogenesis Inc., as amended by that certain First Amendment dated as of April, 2013, Second Amendment dated as of April 19, 2015, and Third Amendment dated as of March 9, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.8‡	Amended and Restated Key Employee Agreement dated as of February 1, 2007 by and between Organogenesis Inc. and Gary Gillheeney (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.9‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Patrick Bilbo (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.10‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Antonio Montecalvo (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.11‡	Employee Letter Agreement dated as of January 19, 2018 by and between Organogenesis Inc. and Lori Freedman (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.12‡	Employee Letter Agreement dated as of May 9, 2017 by and between Organogenesis Inc. and Brian Grow (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.13‡	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.14‡	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.15‡	Form of Non-Statutory Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.16‡	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.17‡	Form of Incentive Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.18‡	Form of Non-Statutory Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.19‡	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.20‡	Settlement and License Agreement effective as of October 25, 2017 by and among Organogenesis Inc., RESORBA Medical GmbH, and Advanced Medical Solutions Group plc (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement in Form S-4 (File No. 333-227090) filed with the SEC on October 9, 2018)

Exhibit No.	Exhibit

10.21	Amended and Restated Code of Ethics and Conduct of ORGO adopted on December 10, 2018 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.22	Controlling Stockholders Agreement dated as of December 10, 2018 by and among ORGO and the Controlling Entities (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.23	Lease dated March 13, 2019 between Organogenesis Inc., as tenant, and Bobson Norwood Commercial, LLC, as landlord (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 19, 2019)

10.24	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-213465) filed with the SEC on September 2, 2016)

10.25	Fourth Amendment to Lease dated February 14, 2020 by and between Liberty Industrial Park and Organogenesis Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 9, 2020)

10.26	Second Amendment to Lease dated February 7, 2020 by and between Oxmoor Holdings, LLC and Organogenesis Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 9, 2020)

10.27‡	Summary of Amendment to Severance for Gary S. Gillheeney, Sr. (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A (File No. 001-37906) filed with the SEC on April 29, 2020)

10.28‡	Offer Letter dated January 15, 2021 between the Company and David C. Francisco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on February 16, 2021)

10.29‡
Change in Control Retention Agreement between Organogenesis Holdings Inc. and Gary S. Gillheeney, Sr. effective as of May 10, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.30‡	Form of Change in Control Retention Agreement (Non-CEO Executive Officers) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.31‡	Form of Change in Control Retention Agreement (Independent Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.32	Credit Agreement dated and effective as of August 6, 2021 among Organogenesis Holdings Inc., as borrower, Organogenesis Inc. and Prime Merger Sub, LLC, as guarantors, and Silicon Valley Bank, as Administrative Agent, Lead Arranger, Bookrunner, Issuing Lender and Swingline Lender, and Silicon Valley Bank and the several other lenders from time to time party thereto, collectively as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 9, 2021).

10.33	Purchase and Sale Agreement dated as of August 11, 2021 by and between Organogenesis Inc. and 275 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 16, 2021).

21.1*	Subsidiaries of Organogenesis Holdings Inc.

Exhibit No.	Exhibit

23.1*	Consent of RSM US LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Annual Report of Organogenesis Holdings Inc. on Form
10-K
for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 of Organogenesis Holdings Inc., (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 of Organogenesis Holdings Inc., (iii) Consolidated Statements of Redeemable Common Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2021, 2020, and 2019 of Organogenesis Holdings Inc., (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019 of Organogenesis Holdings Inc., and (v) Notes to Consolidated Financial Statements of Organogenesis Holdings Inc.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
‡	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANOGENESIS HOLDINGS INC.

By:	/s/ Gary S. Gillheeney, Sr.
Gary S. Gillheeney, Sr. President and Chief Executive Officer
Date:	March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary S. Gillheeney, Sr. Gary S. Gillheeney, Sr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2022

/s/ David Francisco David Francisco	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022

/s/ Alan A. Ades Alan A. Ades	Director	March 1, 2022

/s/ Robert Ades Robert Ades	Director	March 1, 2022

/s/ Prathyusha Duraibabu Prathyusha Duraibabu	Director	March 1, 2022

/s/ David Erani David Erani	Director	March 1, 2022

/s/ Jon Giacomin Jon Giacomin	Director	March 1, 2022

/s/ Arthur S. Leibowitz Arthur S. Leibowitz	Director	March 1, 2022

/s/ Glenn H. Nussdorf Glenn H. Nussdorf	Director	March 1, 2022

/s/ Michael J. Driscoll Michael J. Driscoll	Director	March 1, 2022

ORGANOGENESIS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Organogenesis Holdings Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Organogenesis Holdings Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, redeemable common stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively, the financial statements). We have also audited, the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management did not design and maintain formal accounting, business operations, and information technology policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including (i) formalized policies and procedures for reviews over account reconciliations, journal entries, and other accounting analyses, memos and procedures to ensure completeness and accuracy of information used in these review controls and (ii) controls to support the objectives of proper segregation of the initiation of transactions, the recording of transactions, and the custody of assets. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in accounting principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2021.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Realizability of Deferred Tax Assets
As described in Notes 2 and 15 of the financial statements, as of December 31, 2021, the Company’s deferred tax assets, before valuation allowance, were $47.9 million, and during the year ended December 31, 2021, the Company recorded a deferred tax benefit of $48.3 million related to the reduction of a previously established valuation allowance against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be realizable from the generation of future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. In making the determination of the realizability of deferred tax assets and the need for a valuation allowance, management analyzes all available positive and negative evidence, including estimates of projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities.
We identified the Company’s evaluation of the realizability of deferred tax assets as a critical audit matter because of the significant assumptions and judgments used by management in considering all positive and negative evidence, including projections of future taxable income and estimates of future reversals of deferred tax assets and liabilities. Auditing management’s assumptions and judgements regarding the realizability of the Company’s deferred tax assets involved a high degree of auditor judgment and increased audit effort, including the use of our income tax professionals, due to the impact these assumptions and judgments have on the valuation allowance analysis.
Our audit procedures related to the estimates and assumptions used in the Company’s evaluation of the realizability of deferred tax assets included the following, among others:

•
We obtained an understanding of the relevant controls related to the realizability of deferred tax assets and tested such controls for design and operating effectiveness, including controls over management’s evaluation of the positive and negative evidence such as future reversals of deferred tax assets and liabilities and projections of future taxable income.

•	We tested the completeness and accuracy of the underlying data used by management in developing the projections of future taxable income.

•
With the assistance of our income tax professionals, we evaluated the reasonableness of the Company’s projections of future taxable income, including the taxable income by tax jurisdiction, by comparing the projections to historical results.

•	With the assistance of our income tax professionals, we evaluated the estimated future reversals of deferred tax assets and liabilities by:

•	Recalculating the underlying schedule of reversals of deferred tax assets and liabilities.

•
Confirming that the expected reversals of deferred tax assets and liabilities are based on the actual amounts that would reverse in a particular year or are reasonably supported by the nature of the reversing item and period in which the item would be deductible or taxable.

•	Evaluating the reasonableness of management’s analysis that the reversals of deferred tax assets and liabilities are supported by the appropriate tax law.
/s/ RSM US LLP
We have served as the Company’s auditor since 2004.
Boston, Massachusetts
March 1, 2022

ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$113,929	$84,394
Restricted cash	599	412
Accounts receivable, net	82,460	56,804
Inventory	25,022	27,799
Prepaid expenses and other current assets	4,969	4,935

Total current assets	226,979	174,344
Property and equipment, net	79,160	55,792
Intangible assets, net	25,673	30,622
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	49,144	—
Deferred tax asset, net	31,994	18
Other assets	1,537	670

Total assets	$443,259	$290,218

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of deferred acquisition consideration	$1,436	$483
Current portion of term loan	2,656	16,666
Current portion of finance lease obligations	200	3,619
Current portion of operating lease obligations	11,785	—
Current portion of deferred rent and lease incentive obligation	—	95
Accounts payable	29,339	23,381
Accrued expenses and other current liabilities	36,589	23,973

Total current liabilities	82,005	68,217
Line of credit	—	10,000
Term loan, net of current portion	70,769	43,044
Deferred acquisition consideration, net of current portion	—	1,436
Earnout liability	—	3,985
Deferred rent and lease incentive obligation, net of current portion	—	2,315
Finance lease obligations, net of current portion	—	11,442
Operating lease obligations, net of current portion	46,893	—
Other liabilities	1,557	7,971

Total liabilities	201,224	148,410

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 129,408,740 and 128,460,381 shares issued; 128,680,192 and 127,731,833 shares outstanding at December 31, 2021 and 2020, respectively	13	13
Additional paid-in capital	302,155	296,830
Accumulated deficit	(60,133)	(155,035)

Total stockholders’ equity	242,035	141,808

Total liabilities and stockholders’ equity	$443,259	$290,218

The accompanying notes are an integral part of these consolidated financial statements

F-
5

ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019

Net revenue	$468,059	$338,298	$260,981
Cost of goods sold	114,199	87,319	75,948

Gross profit	353,860	250,979	185,033
Operating expenses:
Selling, general and administrative	250,200	204,193	200,088
Research and development	30,742	20,086	14,799

Total operating expenses	280,942	224,279	214,887

Income (loss) from operations	72,918	26,700	(29,854)

Other expense, net:
Interest expense	(7,236)	(11,279)	(8,996)
Gain on settlement of deferred acquisition consideration	—	2,246	—
Change in fair value of warrant liability	—	—	2,140
Loss on the extinguishment of debt	(1,883)	—	(1,862)
Other income (loss), net	(13)	97	13

Total other expense, net	(9,132)	(8,936)	(8,705)

Net income (loss) before income taxes	63,786	17,764	(38,559)
Income tax (expense) benefit	31,116	(530)	(150)

Net income (loss)	94,902	17,234	(38,709)
Non-cash deemed dividend to warrant holders	—	—	(568)

Net income (loss) attributed to common shareholders	$94,902	$17,234	$(39,277)

Net income (loss) attributed to common shareholders, per share:
Basic	$0.74	$0.16	$(0.42)

Diluted	$0.71	$0.15	$(0.42)

Weighted-average common shares outstanding
Basic	128,331,022	107,737,936	92,840,401

Diluted	133,662,659	111,360,831	92,840,401

The accompanying notes are an integral part of these consolidated financial statements

F-
6

ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’
EQUITY
(in thousands, except share amounts)

	Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance as of December 31, 2018 (as reported)	728,548	$—	91,261,413	$9	$177,272	$(130,240)	$47,041
Adjustment due to Private Warrant reclassification	—	—	—	—	(4,018)	82	(3,936)
Adjustment due to right of use asset amortization	—	—	—	—	—	(3,166)	(3,166)

Balance as of December 31, 2018 (as adjusted)	728,548	—	91,261,413	9	173,254	(133,324)	39,939
Adoption of ASC 606	—	—	—	—	—	332	332
Exercise of common stock warrants	—	—	74,052	—	628	—	628
Exercise of stock options	—	—	152,133	—	269	—	269
Common stock issued in warrant exchange	—	—	3,315,232	—	2,364	(568)	1,796
Stock-based compensation expense	—	—	—	—	936	—	936
Redemption of redeemable common stock placed into treasury	(728,548)	—	—	—	—	—	—
Stock issued in the 2019 Underwritten Public Offering, net of issuance costs of $3,510	—	—	10,068,056	1	46,830	—	46,831
Net loss	—	—	—	—	—	(38,709)	(38,709)

Balance as of December 31, 2019 (as adjusted)	—	—	104,870,886	10	224,281	(172,269)	52,022
Exercise of stock options	—	—	996,286	1	2,822	—	2,823
Issuance of common stock associated with business acquisition	—	—	1,947,953	—	7,986	—	7,986
Stock-based compensation expense	—	—	—	—	1,661	—	1,661
Stock issued in the 2020 Underwritten Public Offering, net of issuance costs of $4,647	—	—	19,916,708	2	60,080	—	60,082
Net income	—	—	—	—	—	17,234	17,234

Balance as of December 31, 2020 (as adjusted)	—	—	127,731,833	13	296,830	(155,035)	141,808
Exercise of stock options	—	—	760,458	—	2,198	—	2,198
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	187,901	—	(737)	—	(737)
Stock-based compensation expense	—	—	—	—	3,864	—	3,864
Net income	—	—	—	—	—	94,902	94,902

Balance as of December 31, 2021	—	$—	$128,680,192	13	$302,155	$(60,133)	$242,035

The accompanying notes are an integral part of these consolidated financial statements

F-
7

ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$94,902	$17,234	$(38,709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,781	4,438	3,783
Amortization of intangible assets	4,949	3,745	6,043
Amortization of operating lease right-of-use assets	5,946	—	—
Non-cash interest expense	346	236	243
Deferred interest expense	1,493	2,133	1,446
Deferred rent expense	—	1,273	882
Gain on settlement of deferred acquisition consideration	—	(2,246)	—
Deferred tax expense (benefit)	(31,976)	112	111
Loss on disposal of property and equipment	1,407	201	146
Provision recorded for doubtful accounts	2,999	1,183	239
Adjustment for excess and obsolete inventories	12,079	3,050	1,297
Stock-based compensation	3,864	1,661	936
Loss on extinguishment of debt	1,883	—	1,862
Change in fair value of Earnout liability	(3,985)	203	—
Change in fair value of warrant liability	—	—	(2,140)
Changes in operating assets and liabilities:
Accounts receivable	(28,654)	(17,567)	(4,691)
Inventory	(9,302)	(6,700)	(11,063)
Prepaid expenses and other current assets	(34)	(355)	(625)
Operating leases	(6,156)	—	—
Accounts payable	3,847	(4,102)	4,700
Accrued expenses and other current liabilities	8,654	1,443	2,942
Other liabilities	(6,065)	(476)	(930)

Net cash provided by (used in) operating activities	61,978	5,466	(33,528)
Cash flows from investing activities:
Purchases of property and equipment	(31,220)	(17,678)	(5,984)
Cash paid for business acquisition	—	(5,820)	—
Acquisition of intangible asset	—	—	(250)

Net cash used in investing activities	(31,220)	(23,498)	(6,234)
Cash flows from financing activities:
Line of credit borrowings (repayments) under the 2019 Credit Agreement	(10,000)	(23,484)	7,000
Term loan borrowings (repayments) under the 2019 Credit Agreement, net of debt discount and issuance cost	(60,000)	10,000	49,076
Proceeds from term loan under the 2021 Credit Agreement, net of debt discount and issuance cost	73,174	—	—
Term loan repayments under the 2021 Credit Agreement	(938)	—	—
Proceeds from equity financing	—	64,729	50,340
Payment of equity issuance costs	—	(5,656)	(2,973)
Repayment of notes payable	—	—	(17,585)
Principal repayments of finance lease obligations	(2,630)	(2,427)	(1,266)
Redemption of redeemable common stock placed into treasury	—	—	(6,762)
Proceeds from the exercise of stock options	2,198	2,823	269
Proceeds from the exercise of common stock warrants	—	—	628
Payments of withholding taxes in connection with RSUs vesting	(737)	—	—
Payments of deferred acquisition consideration	(483)	(3,517)	—
Payment to extinguish debt	(1,620)	—	—

Net cash provided by (used in) financing activities	(1,036)	42,468	78,727

Change in cash and restricted cash	29,722	24,436	38,965
Cash and restricted cash, beginning of year	84,806	60,370	21,405

Cash and restricted cash, end of year	$114,528	$84,806	$60,370

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,787	$9,609	$8,148
Cash paid for income taxes	$607	$61	$49
Supplemental disclosure of non-cash investing and financing activities:
Reimbursement of offering expenses included in prepaid expenses and other current assets	$—	$1,009	$—
Fair value of shares issued for business acquisition	$—	$7,986	$—
Deferred acquisition consideration and earnout liability recorded for business acquisition	$—	$5,218	$—
Non-cash deemed dividend related to warrant exchange	$—	$—	$568
Equity issuance costs included in accounts payable	$—	$—	$537
Purchases of property and equipment in accounts payable and accrued expenses	$3,750	$2,391	$4,014
Acquisition of intangible assets included in accrued expenses and other liabilities	$—	$—	$500
Right-of-use assets obtained through lease obligations	$53,793	$—	$1,099
The accompanying notes are an integral part of these consolidated financial statements

F-
8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
1. Nature of Business and Basis of Presentation
Organogenesis Holdings Inc. (formerly Avista Healthcare Public Acquisition Corp.) (“ORGO” or the “Company”) is a leading regenerative medicine company focused on the development, manufacture, and commercialization of solutions for the Advanced Wound Care and Surgical & Sports Medicine markets. Several of the existing and pipeline products in the Company’s portfolio have Premarket Application (“PMA”) approval, or Premarket Notification 510(k) clearance from the United States Food and Drug Administration (“FDA”). The Company’s customers include hospitals, wound care centers, government facilities, ambulatory service centers (“ASCs”) and physician offices. The Company has one operating and reportable segment.
COVID-19
pandemic
The coronavirus
(COVID-19)
pandemic around the world, and particularly in the United States, continues to present significant risks to the Company. While the
COVID-19
pandemic has not materially adversely affected the Company’s financial results and business operations through the year ended December 31, 2021, the Company is unable to predict the impact that
COVID-19
will have on its financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic. The Company is closely monitoring the evolving impact of the pandemic on all aspects of its business. The Company has implemented a number of measures designed to protect the health and safety of its employees, support its customers and promote business continuity.
2. Significant Accounting Policies
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
As of December 31, 2018, the Company had 4.1 million private warrants outstanding, which were issued to Avista Capital Partners IV, L.P. and Avista Capital Partners IV (Offshore), L.P. in connection with the Avista Merger on December 10, 2018 (the “Private Warrants”), and 31.0 million public warrants outstanding that were issued in connection with the initial public offering of Avista Healthcare Public Acquisition Corp. on October 10, 2016 (the “Public Warrants”, together with the Private Warrants, the “Warrants”). The Company originally classified the Warrants as equity on its financial statements. In 2019, the outstanding Warrants were exchanged for 3.3 million shares of the Company’s Class A common stock (see Note “13. Stockholders’ Equity”. There were no Warrants outstanding as of December 31, 2019.
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

F-
9

ASC 250-10,
Accounting Changes and Error Corrections. The Company determined that this error was not material to the financial statements of any prior annual or interim period.
Right of Use Asset Amortization
In August 2021, the Company identified an error in its accounting treatment for two assets recorded as finance leases. The Company did not record amortization expenses for these assets since the lease commencement date. This error resulted in an overstatement of property and equipment, net, and an understatement of accumulated deficit, and selling, general and administrative expenses in the financial statements included in the Company’s quarterly reports on Form
10-Q
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
To correct the misstatements above, the Company revised its previously issued financial statements as follows:

	As of December 31, 2020
CONSOLIDATED BALANCE SHEETS	As Previously Reported	Adjustments	As Revised
Property and equipment, net	$60,068	$(4,276)	$55,792
Total assets	$294,494	$(4,276)	$290,218
Additional paid-in capital	$299,129	$(2,299)	$296,830
Accumulated deficit	$(153,058)	$(1,977)	$(155,035)
Total stockholders’ equity	$146,084	$(4,276)	$141,808
Total liabilities and stockholders’ equity	$294,494	$(4,276)	$290,218

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2019
CONSOLIDATED STATEMENTS OF OPERATIONS	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Selling, general and administrative	$203,478	$715	$204,193	$199,693	$395	$200,088
Total operating expenses	$223,564	$715	$224,279	$214,492	$395	$214,887
Income from operations	$27,415	$(715)	$26,700	$(29,459)	$(395)	$(29,854)
Change in fair value of warrant liability				$—	$2,140	$2,140
Total other expense, net				$(10,845)	$2,140	$(8,705)
Net income (loss) before income taxes	$18,479	$(715)	$17,764	$(40,304)	$1,745	$(38,559)
Net income (loss)				$(40,454)	$1,745	$(38,709)
Non-cash deemed dividend to warrant holders				$(645)	$77	$(568)
Net income (loss) attributed to common shareholders	$17,949	$(715)	$17,234	$(41,099)	$1,822	$(39,277)
Net income (loss), per share:
Basic	$0.17		$0.16	$(0.44)		$(0.42)
Diluted	$0.16		$0.15	$(0.44)		$(0.42)

F-
10

	For the Year Ended December 31, 2020
CONSOLIDATED STATEMENTS OF CASH FLOWS	As Previously Reported	Adjustments	As Revised

Net loss	$17,949	$(715)	$17,234
Depreciation	$3,723	$715	$4,438
Recovery of certain notes receivable from related parties	$(1,516)	$1,516	$—
Prepaid expenses and other current assets	$(971)	$616	$(355)
Accounts payable	$(635)	$(3,467)	$(4,102)
Net cash provided by (used in) operating activities	$6,801	$(1,335)	$5,466
Purchases of property and equipment	$(21,145)	$3,467	$(17,678)
Proceeds from the repayment of notes receivable from related parties	$2,132	$(2,132)	$—
Net cash used in investing activities	$(24,833)	$1,335	$(23,498)

	For the Year Ended December 31, 2019
CONSOLIDATED STATEMENTS OF CASH FLOWS	As Previously Reported	Adjustments	As Revised
Net loss	$(40,454)	$1,745	$(38,709)
Depreciation	$3,388	$395	$3,783
Change in fair value of warrant liability	$—	$(2,140)	$(2,140)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting periods. In preparing the consolidated financial statements, the estimates and assumptions that management consider to be significant and that present the greatest amount of uncertainty include revenue recognition; sales returns and credit losses; inventory reserve; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived and indefinite lived assets (including intangible assets), assessing impairment of goodwill; valuation of assets and liabilities that use unobservable inputs, and the valuation and recognition of stock-based compensation. Actual results and outcomes may differ significantly from those estimates and assumptions.
Principles of Consolidation
The consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc., and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Segment Reporting
Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance for the organization. The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. Accordingly, the Company has determined that it has a single operating segment—regenerative medicine.

F
-11

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
Restricted Cash
The Company had restricted cash of $599 and $412 as of December 31, 2021 and 2020, respectively. Restricted cash represents employee deposits in connection with the Company’s health benefit plan.
Accounts Receivable, Net
Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. The Company considers factors when estimating the allowance for doubtful accounts such as historical experience, credit quality, age of the accounts receivable balances, geography-related risks and economic conditions that may affect a customer’s ability to pay. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due, thereby reducing the net recognized receivable to the amount reasonably believed to be collectible. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.
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
Property and Equipment, Net
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the respective assets on a straight-line basis. As of December 31, 2021 and 2020, the Company’s property and equipment

F-1
2

consisted of leasehold improvements, building, furniture and computers, and equipment.
Property and equipment’s estimated useful lives are as follows:

Leasehold improvements	Lesser of the life of the lease or the economic life of the asset
Building	30 years
Furniture and computers	3-5 years
Equipment	5-10 years
Upon retirement or sale, the cost of assets disposed of, and the related accumulated deprecia tion
are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major improvements that extend the useful lives of the related asset are capitalized and depreciated over their remaining estimated useful lives. Construction in progress costs are capitalized when incurred until the assets are placed in service, at which time the costs will be transferred to the related property and equipment, and depreciated over their respective useful lives.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment at least annually (as of December 31), or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. Circumstances that could trigger an impairment test include, but are not limited to, a ++significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, or unanticipated competition. The Company operates as one segment, which is considered to be the sole reporting unit, and therefore goodwill is tested for impairment at the consolidated level.
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
There was no impairment of goodwill recorded during the years ended December 31, 2021, 2020, or 2019.
Intangible Assets Subject to Amortization
Intangible assets include intellectual property either owned by the Company or for which the Company has a license. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. Intangible assets are reported net of accumulated amortization, separately from goodwill. Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets include developed technology and patents, trade names, trademarks, customer relationships and non-compete
agreements obtained through business acquisitions. Amortization of intangible assets with finite lives is calculated on the straight-line or accelerated method based on the following estimated useful lives:

Trade names and trademarks	1-12 years
Developed technology	6-12 years
Customer relationships	10 years
Non-compete agreements	5 years

Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment and intangible assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include, but not limited to, significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, the Company determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is determined to be impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not record any impairment of long-lived assets during the years ended December 31, 2021, 2020, or 2019.
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
The Company did not record any deferred offering costs in the consolidated balance sheets as of December 31, 2021 and 2020. During the year ended December 31, 2020 and 2019, the Company recorded $4,647 and $3,510 of equity issuance costs to additional paid-in
capital against proceeds received from the 2020 and 2019 Underwritten Public Offering, respectively (see Note “13. Stockholders’ Equity”).
Revenue Recognition
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

F-1
4

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
GPO Fees
The Company pays fees to GPOs for administrative services that the GPOs perform in connection with the purchases of the product by the GPO members. These fees are based on a contractually-determined percentage of the Company’s applicable sales. The Company classifies these GPO fees as a reduction of revenue based on the substance of the relationship of all parties involved in the transaction. For the years ended December 31, 2021, 2020, and 2019, the Company recorded GPO fees of $2,963, $3,572, and $3,096, respectively, as a direct reduction of revenue.
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
the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. The Company records the related costs as part of the cost of goods sold.
Disaggregation of Revenue
The following table sets forth revenue by product category:

	Year Ended December 31,
	2021	2020	2019
Advanced Wound Care revenue	$430,839	$294,624	$220,744
Surgical and Sports Medicine revenue	37,220	43,674	40,237

Total revenue	$468,059	$338,298	$260,981

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

Advertising
Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations. Advertising costs were approximately $5,522, $2,722, and $1,059 for the years ended December 31, 2021, 2020, and 2019, respectively.
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

F-1
6

Valuation of Contingent Purchase Earnout
In connection with the acquisition of CPN Biosciences, LLC (“CPN”), the Company recognized a non-current liability
for the fair value of the contingent consideration (the “Earnout”) at the time of the acquisition in 2020. The Earnout liability is classified as a Level 3 measurement for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of such Earnout liability is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout period. The Company assesses the fair value of the Earnout liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in selling, general and administrative expenses until the liability is settled.
Income Taxes
The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company quarterly assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets , including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In the fourth quarter of 2021, we determined it was more likely than not that our deferred tax assets would be realized in the future and released the valuation allowance on our net deferred tax assets as of December 31, 2021, resulting in a benefit of $48.3 million
 in income taxes. See Note “15. Income Taxes.”
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

F-1
7

•
Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the Earnout liability was carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note “4. Fair Value Measurement of Financial Instruments”). The carrying values of outstanding borrowings under the Company’s debt arrangements “12. Long-Term Debt Obligations”) approximate their fair values as determined based on a discounted cash flow model, which represents a Level 3 measurement.
Net Income (Loss) per Share
The Company determines net income (loss) per share in accordance with the authoritative guidance in ASC Topic 260,
 Earnings Per Share
. The Company has one class of common stock (Class A common stock) for purposes of the net income (loss) per share calculation and therefore computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share, except that the number of shares is computed by giving effect to all potential dilutive common shares. For purpose of this calculation, outstanding stock options, warrants to purchase shares of Class A common stock and unvested restricted stock are considered potential dilutive common shares.
Emerging Growth Company
Before December 31, 2021, the Company was an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company elected to use the extended transition period for complying with new or revised accounting standards (such as ASU 2016-02,
Leases
(Topic 842)) and, as a result of this election, the Company’s financial statements prior to 2021 may not be comparable to companies that comply with public company effective dates. Effective December 31, 2021, the Company is no longer an emerging growth company.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
No. 2016-02
(“ASU
2016-02”),
 Leases
(
Topic 842),
 as further amended (“ASC 842”), to increase

transparency and comparability among organizations by requiring the recognition of, at the lease commencement date, a lease liability for the obligation to make lease payments, and a right-of-use
(“ROU”) asset for the right to use the underlying asset, on the balance sheet. Although the Company was an emerging growth company before December 31, 2021, it elected to early adopt ASC 842 on January 1, 2021. ASC 842 requires a modified retrospective transition method that could either be applied at the earliest comparative period in the financial statements or in the period of adoption. The Company elected to use the period of adoption (January 1, 2021) transition method and therefore did not recast prior periods. Results for reporting periods beginning on January 1, 2021 are presented under ASC 842, while prior period amounts continue to be reported and disclosed in accordance with the Company’s historical accounting treatment under Accounting Standards Codification 840,
Leases
 (“ASC 840”). In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and, (3) not to reassess the treatment of initial direct costs for existing leases. The Company made an accounting policy election under ASC 842 not to recognize the right of use assets and lease liabilities for leases with a term of 12 months or

less. The Company also elected to account for lease components and the associated non-lease
components in the contracts as a single lease component
for most of the leased assets. Upon the adoption of this standard on January 1, 2021, the Company recognized an operating lease liability of $15,935, representing the present value of the minimum lease payments remaining as of the adoption date, and a right-of-use
asset in the amount of $13,525. The
right-of-use
asset reflects adjustments for
de-recognition
of deferred lease liabilities and lease incentives. The Company’s accounting for finance leases (previously classified as capital leases under ASC 840) remained substantially unchanged. See Note “17. Leases” for further disclosures.
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes—Simplifying the Accounting for Income Taxes
. The standard intends to simplify and reduce the cost of accounting for income taxes. The new guidance removes certain exceptions for recognizing deferred taxes for foreign investments, the incremental approach to performing intraperiod allocation, and calculating income taxes in interim periods for year to date losses that exceed anticipated full year losses. The standard also adds guidance to reduce complexity in certain areas, including accounting for franchise taxes that are partially based on income, transactions with a government that result with a step up in the tax basis of goodwill, enacted changes in tax law during interim periods, and allocating taxes to members of a consolidated group which are not subject to tax. For public business entities, the amendments in ASU
2019-12
are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all periods in which financial statements have not yet been issued, including interim periods. The Company adopted this standard on January 1, 2021 and noted no impact to the financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued
ASU 2016-13,
Financial Instruments—Credit Losses (Topic 326):
Measurement of Credit Losses on Financial Instruments
 (“ASU 2016-13”). Subsequent
to the issuance of
ASU 2016-13, the
FASB has issued the following updates:
ASU 2018-19,
 Codification Improvements to Topic 326, Financial Instruments—Credit Losses
,
ASU 2019-04,
 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815,
Derivatives and Hedging
,
and Topic 825
,
Financial Instruments
,
ASU 2019-05,
 Financial Instruments—Credit Losses (Topic 326)—Targeted Transition Relief
 and
ASU 2019-11,
 Codification Improvements to Topic 326
,
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
ASU 2016-13 and
the related updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities excluding entities eligible to be smaller reporting companies and for fiscal years, and interim periods within those years, beginning after December 15, 2022 for all other entities. Early adoption is permitted. As the Company was a smaller reporting company when the standard was issued, the Company could take advantage of the extended transition period and will adopt this standard and the related improvements on January 1, 2023 by recognizing a cumulative-effect adjustment to retained earnings for any impact. The Company is currently assessing the adoption of
ASU 2016-13
and the related impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform
 (Topic 848): Facilitation of the Effects of
 Reference Rate Reform
 on Financial Reporting
 (“ASU
2020-04”).
ASU
2020-04
provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU
No. 2021-01,
Reference Rate Reform
 (Topic 848): Scope
 (“ASU
2021-01”),
to clarify certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting to apply to derivatives that are affected by the discounting transition. Both ASU
2020-04
and ASU
2021-01
are effective upon issuance

through December 31, 2022. The Company’s debt agreement that utilizes LIBOR has conventional LIBOR replacement language. Since the debt agreement has not discontinued the use of LIBOR, this ASU is not yet effective for the Company. To the extent the interest rate changes to the rate specified in the debt agreement , the Company will utilize the relief in this ASU. The Company evaluated the effects of adopting the provisions of ASU
2020-04
and ASU
2021-01
and does not expect a material impact on the Company’s consolidated financial statements.

3. Acquisition
On September 17, 2020 (the “Acquisition Date”), the Company acquired certain assets and assumed certain liabilities of CPN Biosciences, LLC (“CPN”) pursuant to an asset purchase agreement dated July 24, 2020. CPN offered a physician office management solution and advanced wound care products.
The aggregate consideration amounted to $19,024 as of the Acquisition Date, consisting of $6,427 in cash, 2,151,438 shares of the Company’s Class A common stock with a fair value of $8,815, and contingent consideration (the “Earnout”) with a fair value of $3,782. On the Acquisition Date, the Company paid $5,820 in cash and issued 1,947,953 shares of the Company’s Class A common stock. The remaining consideration of $1,436 was held back (the “Holdback”) and will be paid or issued, as applicable, eighteen months after the Acquisition Date, subject to any offsetting indemnification claims against CPN.
The Company is obligated to pay the Earnout to CPN’s former shareholders if CPN’s legacy product revenue in the Earnout Period (July 1, 2021 to June 30, 2022), exceeds CPN’s 2019 revenue. The amount of the Earnout, if any, will be equal to 70% of the excess and will be payable 60 days after the expiration of the Earnout Period. The Company recorded a non-current
liability of $3,782 on the Acquisition Date for the fair value of the contingent consideration related to the expected Earnout. The Company assesses the fair value of the Earnout liability at each reporting period. As of December 31, 2021, the Earnout liability was estimated at $0 as a result of the Company’s updated assessment of the near-term market for the CPN product portfolio. Subsequent changes in the estimated fair value of the liability are reflected in earnings until the liability is settled. See Note “4. Fair Value Measurement of Financial Instruments”.

4. Fair Value Measurement of Financial Instruments
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2021 and 2020.

Fair Value Measurements
as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$—	$—

	$—	$—	$—	$—

	Fair Value Measurements
	as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$3,985	$3,985

	$—	$—	$3,985	$3,985

Earnout Liability
In connection with accounting for the CPN acquisition on September 17, 2020, the Company recorded an Earnout liability of $3,782 on the Acquisition Date, representing the fair value of contingent consideration payable upon the achievement of a certain revenue target. The Earnout liability is classified as a Level 3 measurement within the fair value hierarchy for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of such Earnout liability is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout Period. The Company assesses the fair value of the Earnout liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in selling, general and administrative expenses until the liability is settled. For more information about the Earnout liability, refer to Note “3. Acquisition”. As of December 31, 2021, the Earnout liability decreased to $0 as a result of the Company’s updated assessment of the near-term market for the CPN product portfolio. The following table provides a roll-forward of the fair value of the Company’s Earnout liability, for which fair value is determined using Level 3 inputs:

Earnout liability

Balance as of December 31, 2019	$—
Acquisition Date fair value	3,782
Change in fair value	203

Balance as of December 31, 2020	3,985
Change in fair value	(3,985)

Balance as of December 31, 2021	$—

Warrant Liability
In connection with the Avista Merger, the Company issued 4.1 million private warrants to Avista Capital Partners IV, L.P. and Avista Capital Partners IV (Offshore), L.P. on December 10, 2018 (the “Private Warrants”). The Company classified the warrants as a liability on the consolidated balance sheets as the settlement provisions of the Private Warrants failed the
“fixed-for-fixed”
rules under
ASC815-40-15-7
. The warrant liability was initially recorded at fair value upon issuance in 2018 and was subsequently remeasured to fair value at each reporting date. The Company utilized a Black-Scholes option pricing model to estimate the fair value of the warrant liability. Estimates and assumptions impacting the fair value measurement included the estimated probability of adjusting the exercise price of the warrants, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying Class A common stock. Some of the significant inputs impacting the fair value of the warrant liability were not observable in the market and represented a Level 3 measurement within the fair value hierarchy.
The Private Warrants were settled in the warrant exchange transactions in the third quarter of 2019, with a decrease of 2,140 in the fair value recognized as a component of other expense, net in the consolidated statements of operation for the year ended 2019.

Warrant liability

Balance as of December 31, 2019	$3,936
Change in fair value	(2,140)
Settled in warrant exchange transaction	(1,796)

Balance as of December 31, 2020	$—

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring
basis as of December 31, 2021
and 2020.

5. Accounts receivable, net
Accounts receivable consisted of the following:

	December 31,
	2021	2020
Accounts receivable	$87,613	$59,473
Less—allowance for doubtful accounts	(5,153)	(2,669)

	$82,460	$56,804

The Company’s allowance for doubtful accounts was comprised of the following:

Balance as of December 31, 2019	$1,988
Additions	1,183
Write-offs	(502)

Balance as of December 31, 2020	$2,669
Additions	2,999
Write-offs	(515)

Balance as of December 31, 2021	$5,153

6. Inventories
Inventories, net of related reserves, consisted of the following:

	December 31,
	2021	2020
Raw materials	$9,023	$10,075
Work in process	991	1,305
Finished goods	15,008	16,419

	$25,022	$27,799

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory levels
 and working with operations to maximize recovery of excess inventory. During the years ended December 31, 2021, 2020, and 2019, the Company charged
 $
12,079, $3,050, and $1,297, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations.

The significant increase in inventory excess and obsolescence charge is due to certain inventory with very short shelf life and uncertain production yield.

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
Subscriptions	$2,745	$2,013
Conferences and marketing expenses	538	63
Deposits	1,216	1,438
Reimbursement of offering expenses	—	1,009
Insurance	358	240
Other	112	172

	$4,969	$4,935

Deposits are funds held by vendors which are expected to be released within twelve months and therefore they are recorded as current assets.
8. Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,
	2021	2020
Leasehold improvements	$30,531	$39,574
Building	4,943	—
Furniture, computers and equipment	53,959	48,236

	89,433	87,810
Accumulated depreciation and amortization	(57,729)	(73,797)
Construction in progress	47,456	41,779

	$79,160	$55,792

Depreciation expense was $5,781, $4,438, and $3,783, for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2020, the Company had $21,689 of buildings under finance leases recorded within leasehold improvements and had $18,716 recorded within accumulated depreciation related to these buildings. In August 2021, the Company purchased one building previously under a finance lease from a related party and removed the building from leasehold improvements and recorded the asset to buildings. In November 2021, the Company exercised the option to extend the leases of the other buildings previously under finance leases for additional five years. These leases were reclassified from finance leases to operating leases upon the Company’s reassessment of the lease classification according to ASC
842-10-25-1
Lease Classification.
The related finance lease assets and the accumulated depreciation were removed from property and equipment, net and were recorded to operating lease right-of-use assets
on the consolidated balance sheet as of December 31, 2021. See Note “17. Leases”.
Construction in progress primarily represents unfinished construction work on the aforementioned purchased building and, more recently, improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts.

9. Goodwill and Intangible Assets
Goodwill was $28,772 as of December 31, 2021 and 2020.

Identifiable intangible assets consisted of the following as of December 31, 2021:

	Original Cost	Accumulated Amortization	Net Book Value
Developed technology	$32,620	$(17,709)	$14,911
Trade names and trademarks	2,080	(1,183)	897
Customer relationship	10,690	(1,381)	9,309
Independent sales agency network	4,500	(4,500)	—
Patent	7,623	(7,623)	—
Non-compete agreements	1,010	(454)	556

Total	$58,523	$(32,850)	$25,673

Identifiable intangible assets consisted of the following as of December 31, 2020:

	Original Cost	Accumulated Amortization	Net Book Value
Developed technology	$32,620	$(14,330)	$18,290
Trade names and trademarks	2,080	(906)	1,174
Customer relationship	10,690	(312)	10,378
Independent sales agency network	4,500	(4,500)	—
Patent	7,623	(7,623)	—
Non-compete agreements	1,010	(230)	780

Total	$58,523	$(27,901)	$30,622

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, which reflects the pattern in which the economic benefits of the intangible assets are consumed, was $4,949, $3,745
, and
$6,043 for the years ended December 31, 2021, 2020, and 2019, respectively. Estimated future annual amortization expense related to these intangible assets is as follows:

2022	$4,883
2023	4,918
2024	3,403
2025	3,323
2026	3,043
Thereafter	6,103

Total	$25,673

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
Personnel costs	$26,865	$18,943
Royalties	3,458	2,971
Accrued but unpaid lease obligations and interest	3,963	—
Other	2,303	2,059

	$36,589	$23,973

The accrued but unpaid lease obligations and the interest accrual on these obligations were previously included in the long-term portion of the finance lease obligations, and other liabilities as of December 31, 2020. The reclassification was due to the purchase of a building previously recorded as a finance lease from a related party (see Note “17. Leases”) and the termination of the 2019 Credit Agreement (see Note “12. Long-Term Debt Obligations”).
11. Restructuring
On October 21, 2020, the Company committed to a plan to restructure the workforce and consolidate its La Jolla facilities as part of the

Company’s long-term plan to consolidate manufacturing operations into Massachusetts to reduce the Company’s cost structure. The majority of the restructuring costs have been incurred as of December
31
,
2021
, with certain facility and storage costs continuing through the middle of
2024
. The restructuring will result in a charge of approximately $
7.5
 million, of which approximately $
4.0
 million is attributable to the retention benefits associated with approximately
65
 employees and the remaining $
3.5
 million is related to the facility closures. As employees are required to provide future services, employee retention and other benefit-related costs related to the Company’s restructuring are expensed over the service period.
As a result of this restructuring activity, the Company incurred a pre-tax charge of $4,704 and $618 in the year ended December 31, 2021 and 2020, respectively. These charges were included in selling, general and administrative expenses in the consolidated statements of operations. The liability related to the restructuring activities was $3,168 and $618 as of December 30, 2021 and 2020, respectively, and was included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a roll-forward of the restructuring liability.

	Employee	Facility

Liability balance as of December 31, 2019	$—	$—
Expenses	618	—
Cash distributions	—	—

Liability balance as of December 31, 2020	618	—
Expenses	3,513	1,191
Cash distributions	(1,614)	(540)

Liability balance as of December 31, 2021	$2,517	$651

12. Long-Term Debt Obligations

	December 31,
	2021	2020
Line of credit	$—	$10,000

Term loan	74,062	60,000
Less debt discount and debt issuance cost	(637)	(290)

Term loan, net of debt discount and debt issuance cost	$73,425	$59,710

2021 Credit Agreement
In August 2021, the Company, as borrower, its subsidiaries, as guarantors, a nd Silicon
Valley Bank (“SVB”), and the several other lenders thereto (collectively, the “Lenders”) entered into a credit agreement (the “2021 Credit Agreement”), providing for a term loan facility not to exceed $75,000 (the “Term Loan Facility”) and a revolving credit facility not to exceed $125,000 (the “Revolving Facility”). The Company’s obligations to the Lenders are secured by substantially all of the Company’s assets, including intellectual property. Capitalized terms used herein and not otherwise defined are defined as set forth in the 2021
Credit Agreement.

Advances made under the 2021 Credit Agreement may be either Eurodollar Loans or ABR Loans, at the Company’s option. For Eurodollar Loans, the interest rate is a per annum interest rate equal to LIBOR plus an Applicable Margin between 2.00% to 3.25% based on the Total Net Leverage Ratio. For ABR Loans, the interest rate is equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus
0.50
% and (c) the LIBOR rate plus 1.0%,
plus
(2) an Applicable Margin between 1.00% to 2.25% based on the Total Net Leverage
 Ratio.
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
available funds
in an amount equal to the Commitment Fee Rate per annum, multiplied by the difference between (x) the Total Revolving Commitments and (y) the sum of (i) the average for the period of the daily closing balance of the Revolving Loans, excluding the aggregate principal amount of Swingline Loans, (ii) the aggregate undrawn amount of all Letters of Credit outstanding at such time and (iii) the aggregate amount of all L/C Disbursements that have not yet been reimbursed or converted into Revolving Loans or Swingline Loans. The Commitment Fee Rate is between
 0.25%

to

0.45%

based on the Total Net Leverage Ratio. The maturity date for advances made under the Revolving Facility is the Revolving Termination Date. The Company may elect to reduce or terminate the Revolving Facility in its entirety at any time by repaying all outstanding principal, unpaid accrued interest and, with respect to any such reduction or termination of the Revolving Commitments made prior to August 6, 2022,
1.00%
 of the aggregate amount of the Revolving Commitments so reduced or terminated.

Under the 2021 Credit Agreement, the Company is required to comply with certain financial covenants including the Consolidated Fixed Charge Coverage Ratio and Consolidated Total Net Leverage Ratio, tested quarterly. In addition, the Company is also required to make representations and warranties and comply with certain non-financial
covenants that are customary in loan agreements of this type, including restrictions on the payment of dividends, repurchase of stock, incurrence of indebtedness, dispositions and acquisitions.
As of December 31, 2021, the Company had outstanding borrowings of $74,062 under the Term Loan Facility and $0 under the Revolving Facility with $125,000 available for future revolving borrowings. The Company recorded additional debt issuance costs and related fees of $604 in connection with the Term Loan Facility, which are recorded as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheets. In connection with the Revolving Facility, the Company recorded debt issuance costs and related fees of $1,223, which are recorded as other assets. Both of these costs are being amortized to interest expense through the maturity date of the facilities.

Future payments of the 2021 Credit Agreement, as of December 31, 2021, are as follows for the calendar years ending December 31:

2022	$2,812
2023	4,687
2024	5,625
2025	6,563
2026 and beyond	54,375

Total	$74,062

2019 Credit Agreement
In March 2019, the Company, its subsidiaries and SVB, and the several other lenders thereto entered into a credit agreement, as amended (the “2019 Credit Agreement”), providing for a term loan facility of $40,000 and a revolving credit facility of up to $60,000. Both facilities were set to mature in 2024. The interest rate for the term loan facility was a floating per annum interest rate equal to the greater of 3.75% above the Wall Street Journal Prime Rate and 9.25%. The interest rate for advances under the revolving facility was a floating per annum interest rate equal to the greater of the Wall Street Journal Prime Rate and 5.50%
. If the Company elected to prepay the loan or terminate the facilities, the Company was required to pay a certain percentage of the outstanding principal as a prepayment fee. A final payment fee (the “Final Payment”) of 6.5% multiplied by the original aggregate principal amount of term loan facility was due upon the earlier to occur of the maturity date of the term loan or prepayment of all outstanding principal.

In August 2021, upon entering into the 2021 Credit Agreement, the Company paid an aggregate amount of $70,559 due under the 2019 Credit Agreement, including unpaid principal, accrued interest, the Final Payment and a prepayment fee, with proceeds from the 2021 Credit Agreement, and the 2019 Credit Agreement was terminated. Upon termination of the 2019 Credit Agreement, the Company recognized $1,883 as loss on the extinguishment of the loan for the year ended December 31, 2021.

Master Lease Agreement
In April 2017, the Company entered into the Master Lease Agreement (the “ML Agreement”) with Eastward Fund Management LLC. In March 2019, upon entering into the 2019 Credit Agreement, the Company paid an aggregate amount of $17,649 due under the ML Agreement with proceeds from the 2019 Credit Agreement, and the ML Agreement was terminated. Upon termination of the ML Agreement, the Company recognized $1,862 as loss on the extinguishment of the loan.
13. Stockholders’ Equity
As of December 31, 2021, the
 issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019. These redeemable shares were initially issued in connection with the acquisition of Nutech Medical, Inc. (“NuTech Medical”) in 2017 and included a put right. The holders of the shares exercised the right to put the shares back to the Company at an agreed-upon exercise price of $9.28 per share on March 24, 2019.
Each share of Class A common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. Class A common stockholders are entitled to receive dividends, as may be declared by the Board of Directors. Through December 31, 2021, no cash dividends have been declared or paid.

At December 31, 2021 and 2020, the Company has reserved the following shares of Class A common stock for future issuance:

	December 31,
	2021	2020
Shares reserved for issuance for outstanding options	6,596,969	6,425,040
Shares reserved for issuance for outstanding restricted stock units	764,871	806,048
Shares reserved for issuance for future grants	5,644,691	6,832,649

Total shares of authorized common stock reserved for future issuance	13,006,531	14,063,737

Warrant Exchange and Warrant Exercise
As of December 31, 2018, the Company had 4.3 million private warrants outstanding, 4.1 million of which were issued to Avista Capital Partners IV, L.P. and Avista Capital Partners IV (Offshore), L.P. in connection with the Avista Merger on December 10, 2018 (the “Private Warrants”), and 31.0 million public warrants outstanding that were issued in connection with the initial public offering of Avista Healthcare Public Acquisition Corp. on October 10, 2016 (the “Public Warrants”, together with the Private Warrants, the “Warrants”).
In the third quarter of 2019, the Company executed a series of transactions related to its then outstanding 30,890,748 Public Warrants and 4,100,000 Private Warrants. The Company issued an aggregate of 2,845,280 shares of Class A common stock for 29,950,150 Public Warrants at an exchange rate of 0.095. The Company issued an aggregate of 80,451 shares of Class A common stock for the remaining Public Warrants at an exchange rate of 0.0855. The Company issued an aggregate of 389,501 shares of Class A common stock for the Private Warrants at an exchange rate of 0.095.

As the fair value of the Warrants exchanged in the warrant exchange transactions immediately prior to the exchanges was less than the fair value of the Class A common stock issued, the Company recorded a non-cash deemed dividend
of $

 for the incremental fair value provided to the Warrant holders in the year ended December 31, 2019.

The Company originally classified the Warrants as equity on its financial statements. As a result of the issuance of the SEC Statement in 2021, the Company reevaluated the historical accounting treatment of its Public Warrants and Private Warrants and determined that the Private Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet with changes to the fair value recorded to the consolidated statements of operations. See Note “2. Significant Accounting Policies” for detail.
2020 Underwritten Public Offering
In November 2020, the Company
 closed a public offering (the “2020 Underwritten Public Offering”) of 17,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, at a price per share to the public of $3.25, less underwriting discounts and commissions. In connection with this offering, the Company issued a total of 19,916,708 shares of Class A common stock with gross proceeds of $64,729 and net proceeds of $59,073 after deducting underwriter discounts, payment of the fee to the Avista entities and other offering expenses in the aggregate amount of $5,656. $1,009 of the offering expenses which should have been reimbursed to the Company by the underwriters on November 17, 2020 was not received until January 2021 and was included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2020. $4,647, representing the offering expenses net of the reimbursement was recorded to additional paid-in capital
against the proceeds
received.

2019 Underwritten Public Offering
In November 2019, the Company closed a public offering (the “2019 Underwritten Public Offering”) of 9,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, at a price per share to the public of $5.00, less underwriting discounts and commissions. In connection with this offering, the Company issued a total of 10,068,056 shares with gross proceeds of $50,340 and net proceeds of $46,831 after deducting underwriter discounts, payment of the fee to the Avista entities and other offering expenses in the aggregate amount of $3,510 which were recorded to additional paid-in
capital net against the proceeds received.
14. Share-Based Compensation
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
As of December 31, 2021, a total of 9,198,996 shares of Class A common stock have been authorized to be issued under the 2018 Plan (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company).

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
During the years ended December 31, 2021, 2020, and 2019, the Company recorded stock-based compensation expense of $3,864, $1,661, and $936, respectively, within selling, general and administrative expenses on the consolidated statements of operations.

Restricted Stock Units (RSUs)
During the year ended December 31, 2021, the Company granted 310,692 time-based restricted stock units to its employees, executives and the Board of Directors. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.
The activity of restricted stock units is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	787,923	$3.81
Granted	310,692	14.29
Vested	(248,305)	4.20
Canceled/Forfeited	(85,439)	7.64

Unvested at December 31, 2021	764,871	$7.52

As of December 31, 2021, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $3,273 and the weighted average remaining recognition period for unvested awards was 2.72 years.

Stock Options
The stock options granted during the years ended December 31, 2021, and 2020 were 1,069,658 and 1,553,723, respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.83%	0.46%
Expected term (in years)	6.22	6.22
Expected volatility	39.31%	37.42%
Expected dividend yield	0.0%	0.0%
Exercise price	$13.57	$4.04
Underlying stock price	$13.57	$3.37
These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2021 and 2020 of $5.32 and $1.05, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	6,615,223	$2.32	5.22	34,438
Granted	1,069,658	13.57
Exercised	(955,736)	2.29		10,121
Canceled / forfeited	(132,176)	4.67

Outstanding as of December 31, 2021	6,596,969	4.10	5.20	38,524

Options exercisable as of December 31, 2021	4,342,519	1.80	3.47	32,292

Options vested or expected to vest as of December 31, 2021	6,216,308	$3.79	4.98	37,618

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.
The total fair value of options vested during the years ended December 31, 2021 and 2020 was $813 and $678, respectively.
As of December 31, 2021, the total unrecognized stock compensation expense was $3,998 and was expected to be recognized over a weighted-average period of 2.92 years.

Between 2010 and 2013, a former executive to
o
k several partial recourse notes totaling $635 to exercise his 675,990 shares of stock options. The notes were secured with these shares held by the former executive. When the loans were outstanding, the options were not considered exercised and were included within the options outstanding for accounting purposes. As of December 31, 2020, $334 of the principal balance of the partial recourse notes was outstanding and 195,278 shares were not considered outstanding for accounting purposes. In the three months ended March 31, 2021, the former executive repaid the remaining principal balance of the notes

(see Note
 “19. Related Parties Transactions”). The repayments were treated as the exercise price for the 195,278 shares of the options and were included in the consolidated statement of stockholders’ equity. As of December 31, 2021, the partial recourse notes were paid off and all of the 675,990 shares used to secure the notes were considered outstanding f
or
accounting purposes.

15. Income Taxes
The components of the income tax expense (benefit) consisted of the following for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Income tax expense (benefit):
Current tax expense (benefit)
Federal	$—	$(106)	$(105)
State	899	505	116
Foreign	(39)	19	28

Total current tax expense	860	418	39

Deferred tax expense (benefit)
Federal	(30,506)	109	105
State	(1,470)	—	—
Foreign	—	3	6

Total deferred tax expense	(31,976)	112	111

Total income tax expense (benefit)	$(31,116)	$530	$150

On a periodic basis, the Company reassess the valuation allowance on its deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal year 2021, the Company assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated income over the three years ended December 31, 2021, revenue growth and expectations of future profitability, and negative evidence, including the impact of a negative change in the economic climate, significant risks and uncertainties in the business and restrictions on tax loss utilization in certain state jurisdictions. After assessing both the positive evidence and the negative evidence, the Company determined it was more likely than not that its deferred tax assets would be realized in the future and released the valuation allowance on its net deferred tax assets as of December 31, 2021, resulting in a benefit from income taxes of $48,252.
As of December 31, 2021, the Company had available for the reduction of future years’ federal taxable income, net operating loss carry-forwards of approximately $103,619. Of these carry-forwards, $45,138 will expire from the year ended December 31, 2021 through
2037
and $58,481 can be carried forward indefinitely. The Company had state net operating loss carry-forwards of approximately $25,431 expiring from the year ended December 31, 2021 through 2039. At December 31, 2021, the Company had available for the reduction of future years’ federal taxable income, research and development credits of approximately $1,003 expiring between December 31, 2022 and

December 31, 2039.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Net operating loss carryforwards

Federal	$21,760	$31,783
State	1,612	3,342
Foreign	16	18
Other	7,556	5,829
163j interest	—	4,979
Stock-based compensation	676	357
Finance leases	632	2,991
Operating leases	12,918	—
Fixed assets	2,748	2,589

Net deferred tax assets before valuation allowance	47,918	51,888
Valuation allowance	—	(48,252)
ROU assets	(12,273)	—
Intangibles	(3,651)	(3,618)

Net deferred tax assets	$31,994	$18

The Company’s subsidiary in Switzerland is carrying a deferred tax asset of approximately $16 relating to a net operating loss carryover that is expected to be benefited in the next couple of years.
The Company has not recorded withholding taxes on the undistributed earnings of its Swiss subsidiary because it is the Company’s intent to reinvest such earnings indefinitely.
Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating losses and research and development tax credit carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years. The Company completed an analysis in 2021 and determined that it had not experienced an ownership change during the periods 2001 through 2021.
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported consolidated income tax benefit (expense) are summarized as follows:

	December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Federal valuation allowance	(70.6)%	(28.9)%	(17.6)%
State valuation allowance	(9.1)%	(4.8)%	(3.9)%
State and local income taxes	6.8%	6.2%	3.5%
Nondeductible expenses	0.8%	6.0%	(1.4)%
Uncertain tax position reserves	0.9%	0.4%	(0.1)%
Research and development credits	0.9%	3.0%	(1.9)%

Effective income tax rate	(49.3)%	2.9%	(0.4)%

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
The amount of unrecognized tax benefits is
 $2,307, $2,870, and $3,192 as of December 31, 2021, 2020, and 2019, respectively. The net decrease primarily relates to the expiration of the carryforward period for certain Federal and Massachusetts R&D credits previously included as an unrecognized tax benefit.
A tabular roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Year Ended December 31,
	2021	2020	2019
Gross balance at beginning of year	$2,123	$2,618	$3,286
Additions based on tax positions related to the current period	153	111	133
Reductions for tax positions of prior years	(664)	(606)	(801)

Gross balance at end of year	$1,612	$2,123	$2,618

The Company files income tax returns in the U.S. federal and state jurisdictions and Switzerland. With limited exceptions, the Company is no longer subject to federal, state, local or foreign examinations for years prior to December 31, 2017. However, carryforward attributes that were generated prior to December 31, 2017 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.
The Company recognizes interest and penalty-related expenses in tax expenses. There was $330 and $317 of interest recorded for uncertain tax positions for the years ended December 31, 2021 and 2020, respectively, which was classified in accrued expenses in the consolidated balance sheets. These amounts are not reflected in the reconciliation above.
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

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) attributable to the Class A common stockholders is as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net Income (loss)	$94,902	$17,234	$(38,709)
Less: Non-cash dividend to warrant holders	—	—	568

Net Income (loss) attributable to common shareholders	$94,902	$17,234	$(39,277)

Denominator:
Weighted average common shares outstanding—basic	128,331,022	107,737,936	92,840,401
Dilutive effect of restricted stock units	469,123	135,932	—
Dilutive effect of options	4,862,514	3,486,963	—

Weighted-average common shares outstanding—diluted	133,662,659	111,360,831	92,840,401
Earnings (loss) per share—basic	$0.74	$0.16	$(0.42)

Earnings (loss) per share—diluted	$0.71	$0.15	$(0.42)

For the year
ended December 31, 2021 and 2020, outstanding stock-based awards of 994,168 and 1,792,085 were excluded from the diluted EPS calculation as they are anti-dilutive. For the year ended December 31, 2019, the Company had a net loss. As such, 7,179,636 shares of potentially dilutive securities have been excluded from the computation of diluted net loss per share as these securities have anti-dilutive effects and including them would reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to Class A common stockholders was the same for this period.
17. Leases
As of December 31, 2021 and 2020, the Company’s contracts that contained a lease consisted primarily of real estate, equipment and vehicle leases.
The Company leases real estate for office, lab, warehouse and production space under noncancelable operating and finance leases that expire at various dates through 2035, subject to the Company’s options to terminate or renew certain leases for an additional five to ten years.
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
and liabilities calculation.
In March
 2019, the Company entered into an agreement to lease approximately 43,850 square feet of office and laboratory space in Norwood, Massachusetts. The rent commencement date was February 1, 2020. The initial lease
term was ten years from the rent commencement date and included an option for an early extension term of five years which was exercisable during the first two years after the rent commencement date. The Company exercised the option to extend the lease for additional five years in December 2021. In addition to the early extension term, the lease provides the Company with an option to extend the lease term for a period of ten years, if exercised, at rental rates equal to the then fair market value. Annual lease payments during the first year were $1,052 with increases of $44 each year during the initial ten-year lease
term, an increase of $44 during the first year of the early extension term and $33 during year two through five of the early extension term. Upon execution of the agreement, the Company delivered a security deposit in the form of a letter of credit of $526 to the landlord. Following 36 months from the rent commencement date, the security deposit may be reduced by $263.

In August 2020, the Company entered into a lease for approximately 23,000 square feet in San Diego, California for office and laboratory use. The lease commenced on April 1, 2021. The initial lease term is ten years from the lease commencement date, with an option to extend the term for a period of five years. Annual lease payments during the first year were $1,562 with a 3% increase each year during the lease term. A security deposit of $237 is required throughout the term of the lease.

On January 1, 2013, the Company entered into finance lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts. 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also stockholders of the Company. Other than the lease with 275 Dan Road SPE, LLC which was terminated in August 2021 as discussed below, the remaining three leases were set to terminate on December 31, 2022 and each contained a renewal option for a five-year period with the rental rate at the greater of (i) rent for the last year of the prior term, or (ii) the then fair market value. The Company exercised the option to extend the leases for additional five years in November 2021. These leases were reclassified from finance leases to operating leases upon the Company’s reassessment of the lease classification according to ASC
842-10-25-1
Lease Classification.
The related finance lease assets and liabilities were reclassified to operating lease right-of-use assets
and operating lease obligations on the consolidated balance sheet as of December 31, 2021.
As of December 31, 2020, the Company owed an aggregate of $10,336 of accrued but unpaid lease obligations under the aforementioned leases. Effective April 1, 2019, the Company agreed to accrue interest on the accrued but unpaid lease obligations at an interest rate equal to the rate charged in the 2019 Credit Agreement.
These accrued but unpaid lease obligations as well as the accrued interest on these obligations were subordinated to the 2019 Credit Agreement. With the termination of the 2019 Credit Agreement and the execution of the 2021 Credit Agreement (see Note “12. Long-Term Debt Obligations”) in August 2021, these obligations are no longer subordinated to the Company’s existing loans.
In August 2021, the Company purchased the building (the “275 Dan Road Building”) under the lease with 275 Dan Road SPE, LLC for $6,013 and the lease was terminated. The Company recorded an asset of $4,943 to buildings within fixed asset, net in accordance with ASC
842-20-40-2
Purchase of the Underlying Asset
to account for the purchase of the leased asset. The asset value includes $408 net book value of the right of use asset removed from leasehold improvement and the difference of $4,535 between the cash paid and the lease liability extinguished. In connection with the purchase of the 275 Dan Road Building, the Company paid 50% of the accrued but unpaid lease obligations associated with this building and the accrued interest thereof. The remaining balance is to be paid in five installments on January 4, 2022, April 1, 2022, July 1, 2022, October 3, 2022 and January 3, 2023. The interest on the balance of the accrued but unpaid lease obligations associated with the 275 Dan Road Building was reduced to an annual simple rate of 4.5%.
The accrued but unpaid lease obligations as well as the related interest accruals are shown below. The decrease of the interest portion of rent in arrears was due to the payment made by the Company in connection with the purchase of the 275 Dan Road Building as mentioned in the previous paragraph.

	December 31,
	2021	2020

Principal portion of rent in arrears	$7,246	$6,946
Interest portion of rent in arrears	—	2,865
Unpaid operating and common area maintenance costs	558	525

Total accrued but unpaid lease obligations	$7,804	$10,336
Accrued interest on accrued but unpaid lease obligations	$1,938	$1,673

The principal portion of rent in arrears was included in the short-term portion of operating lease obligations other than the balance related to the 275 Dan Road Building that was primarily included in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2021. The principal portion of rent in arrears was included in long-term portion of finance lease obligations on the consolidated balance sheet as of December 31, 2020. The interest portion of rent in arrears , the unpaid operating and common area maintenance costs , and the accrued interest on the accrued but unpaid lease obligations were included in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2021 and were included in the other liabilities on the consolidated balance sheet as of December 31, 2020.
The components of lease cost were as follows:

	Classification	Year Ended December 31, 2021
Finance lease
Amortization of right-of-use assets	COGS and SG&A	$1,707
Interest on lease liabilities	Interest Expense	980

Total Finance lease cost		2,687
Operating lease cost	COGS, R&D, SG&A	7,066
Short-term lease cost	COGS, R&D, SG&A	2,869
Variable lease cost	COGS, R&D, SG&A	4,808

Total lease cost		$17,430

Supplemental balance sheet information related to finance leases was as follows:

	December 31, 2021	January 1 2021
Property and equipment, gross	$1,174	$22,989
Accumulated depreciation	(961)	(19,250)

Property and equipment, net	$213	$3,739

Current portion of finance lease obligations	$200	$3,619
Finance lease long-term obligations	—	11,442

Total finance lease liabilities	$200	$15,061

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,276
Operating cash flows for finance leases	$1,427
Financing cash flows for finance leases	$2,630
Right-of-use assets obtained in exchange for lease obligations—upon adoption:
Operating leases	$13,525
Finance leases	—
Right-of-use assets obtained in exchange for lease obligations—post adoption:
Operating leases	$40,268
Finance leases	—

December 31, 2021
Weighted-average remaining lease term
Finance leases	0.45
Operating leases	8.22

December 31, 2021
Weighted-average discount rate
Finance leases	11.30%
Operating leases	4.51%

As of December 31, 2021, the maturities of lease liabilities were as follows:

	Operating leases	Finance leases

2022	$14,032	$207
2023	8,100	—
2024	7,315	—
2025	7,526	—
2026	7,435	—
Thereafter	25,936	—

Total lease payments	70,344	207
Less: interest	(11,666)	(7)

Total lease liabilities	$58,678	$200

Under ASC 840, for the years ended December 31, 2020 and
2019, t
he Company recorded lease expenses of $6,509 and $6,231, respectively, for operating leases.
18. Commitments and Contingencies
Royalties
The Company entered into a license agreement with a university for cer
t
ain patent rights related to the development, use and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of December 31, 2021 and 2020, respectively, and are classified as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheets. There was no royalty expense incurred during the years ended December 31, 2021, 2020, and 2019 related to this agreement.
In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense of $5,929, $4,370, and $3,778 during the years ended December 31, 2021, 2020, and 2019, respectively, within selling, general and administrative expenses on the consolidated statements of operations.
As part of the
NuTech Medical acquisition, the Company inherited certain product development and consulting agreements for ongoing consulting services and royalty payments based on a percentage of net sales on certain products over a period of 15 years from the execution of the agreements. These product development and consulting agreements were canceled in January 2020 for total consideration of $1,950 which was paid on February 14
, 2020. The $1,950 cancellation fee was recorded within selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2020.

Legal Matters
In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable. The Company accrued $150 as of December 31, 2021 and 2020 in relation to certain pending lawsuits.
The purchase price for NuTech Medical acquired in 2017 included $7,500 deferred acquisition consideration of which the Company paid $2,500 in 2017. The remaining $5,000 of deferred acquisition

consideration plus accrued interest owed to the sellers of NuTech Medical was previously in dispute. In February 2020, the Company entered into a settlement agreement with the sellers of NuTech Medical and settled the dispute for $4,000 of which, $2,000 was paid immediately on February 24, 2020 and the remaining $2,000 was paid in four quarterly installments of $500 each. As of March 31, 2021, the entire settlement was paid off. In addition, the Company assumed from the sellers of NuTech Medical the payment responsibilities related to a legacy lawsuit existing at the acquisition date of NuTech Medical. The assumed legacy lawsuit was settled in October 2020. In connection with the settlement of the deferred acquisition consideration dispute and the legacy lawsuit, the Company recorded a gain of $2,246 for the year ended December 31, 2020. The gain was included as a component of other expense, net, on the consolidated statement of operations.
19. Related Parties Transactions
Lease obligations to affiliates, including accrued but unpaid lease obligations, and purchase of an asset under a finance lease with an affiliate are further described in Note “17. Leases”.
During 2010, the Company’s Board of Directors approved a loan program that permitted the Company to make loans to three executives of the Company (the “Employer Loans”) to (i) provide them with liquidity (“Liquidity Loans”) and (ii) fund the exercise of vested stock options (“Option Loans”). Two of the executives left the Company in 2014. The Employer Loans matured with all principal and accrued interest due on the tenth anniversary of the issuance date of each subject loan. Interest on the Employer Loans was at various rates ranging from 2.30%—3.86% per annum, compounded annually. The Employer Loans were secured by shares of the Company’s Class A common stock held by the former executives. With respect to the Liquidity Loans, the Company had no personal recourse against the borrowers beyond the pledged shares. As of December 31, 2020, Liquidity Loans and Option Loans to one former executive were outstanding with an aggregate principal balance of $100 and $334, respectively. During the three months ended March 31, 2021, this former executive paid off the outstanding principal balance of his Employer Loans and the related interest receivable. As a result, the Company recorded $179 as a recovery of the previously reserved related party receivables within selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2021. The $334 of the repaid principal balance of the Option Loans was recorded to equity. See Note “14. Share-Based Compensation”.

20. Employee Benefit Plan
The Company maintains a 401(k) Savings Plan (the “Plan”) for the U.S. employees. Under the Plan, eligible employees may contribute, subject to statutory limitations, a percentage of their salary to the Plan. Contributions made by the Company are made at the discretion of the Board of Directors and vest immediately. During the years ended December 31, 2021, 2020, and 2019, the Company made employer contributions of $3,092, $2,731, and $2,290, respectively.
21. Subsequent Events
The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form
10-K
with the SEC.
In the first quarter of 202
2
, 1,126,157 shares of options and 495,389
shares of restricted stock units were granted to our Board of Directors and executives. The majority of these options and restricted stock units will vest over four years.

F-
40