Form 10-K/A
period 2021-12-31
Organogenesis Holdings Inc.
filed 2022-04-29
CIK 1661181

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
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common shares held by non-affiliates
of the registrant was approximately $1.1 billion, computed by reference to the closing sale price of the common stock as reported by the Nasdaq Capital Market on June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting
common shares.
The number of shares of the registrant’s common stock outstanding as of April 10, 2022 was 129,074,477.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id: 49	Auditor Name: RSM US LLP	Auditor Location: Boston, Massachusetts

EXPLANATORY NOTE
This Amendment No. 1 to Form
10-K
(this “Amendment”) amends the Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 originally filed on March 1, 2022 (the “Original Filing”) by Organogenesis Holdings Inc. (“ORGO”, the “Company”, “we”, or “us”). We are filing this Amendment to present the information required by Part III of Form
10-K
as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2021.
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
The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors as of April 1, 2022.

Name	Age	Position(s)
Gary S. Gillheeney, Sr.	67	Director, President and Chief Executive Officer
David C. Francisco	56	Chief Financial Officer
Patrick Bilbo	60	Chief Operating Officer
Lori Freedman	55	Vice President and General Counsel
Brian Grow	46	Chief Commercial Officer
Antonio S. Montecalvo	56	Vice President, Health Policy
Alan A. Ades	83	Director, Chair of the Board
Robert Ades	48	Director
Michael J. Driscoll(1)(2)	61	Director
Prathyusha Duraibabu(2)(3)	43	Director
David Erani	33	Director
Jon Giacomin(1)(3)	57	Director, Chair of Nominating Committee and Chair of Compensation Committee
Arthur S. Leibowitz(1)(2)(3)	68	Director, Chair of Audit Committee
Glenn H. Nussdorf	67	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
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
Lori Freedman
 has served as our Vice President and General Counsel since 2018 and as our General Counsel since 2017. Previously, she served as Vice President, Corporate Affairs, General Counsel and Secretary of pSivida Corp. (n/k/a EyePoint Pharmaceuticals), a specialty biopharmaceutical company, from 2005 to 2016, as Vice President, Corporate Affairs, General Counsel and Secretary of Control Delivery Systems, a biotechnology company, from September 2001 to December 2005 (when it was acquired by pSivida Corp.), as Vice President, Business Development of Macromedia, a computer software company, from March 2001 to September 2001, and as Vice President, General Counsel for Allaire Corporation, a computer software company, from 1998 to 2001. Mrs. Freedman holds a J.D. from the Boston University School of Law and a B.A. in economics and psychology from Brandeis University.

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
Antonio S. Montecalvo
 has served as our Vice President, Health Policy since 2022. Previously, he served as our Vice President, Health Policy and Contracting from 2017 to 2021. Since 2003, he has served in various roles at Organogenesis, including as Director of Customer Support Services from 2003 to 2006. Prior to joining Organogenesis, Mr. Montecalvo served as Director of Accounting for Innovative Clinical Solutions, LTD from 2000 to 2003, as Senior Contracts Specialist for UnitedHealth Group from 1996 to 2000 and as a Senior Accountant for Piccerelli, Gilstein & Company, LLP from 1994 to 1996. Mr. Montecalvo holds a B.S. in Accounting from the University of Rhode Island.
Directors
Below we have identified our directors (other than Mr. Gillheeney, our President and Chief Executive Officer, who is an executive officer identified above) and provided a description of their business experience.
Alan A. Ades
 has served as a member of our board of directors since 2003. Mr. Ades is a
Co-founder
and Principal Owner of A & E Stores, Inc., and served as its President and Chief Executive Officer from 1966 through 2020. Mr. Ades founded Rugby Realty Co., Inc. in 1980 and has served as its Principal since 1980. Mr. Ades has a B.A. in Business Administration from the University of Michigan and an L.L.B. from New York University Law School. We believe Mr. Ades is qualified to serve on our board of directors due to his investment and financial experience, his expertise in business management and his long term significant ownership interest in the Company. Mr. Ades is the father of Robert Ades.
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
Michael J. Driscoll
has served as a member of our board of directors since 2022. Dr. Driscoll served as a Dean of the Richard J. Bolte, Sr. School of Business at Mount St. Mary’s University from 2018 until 2021. From 2010 to 2018, Dr. Driscoll was a professor of finance and economics at the Robert B. Willumstad School of Business at Adelphi University. Dr. Driscoll received a B.S. in Marine Transportation from SUNY Maritime College, an M.B.A. from Adelphi University and an Ed.D. from the University of Pennsylvania. We believe Dr. Driscoll is qualified to serve on our board of directors due to his experience in finance and economics.
Prathyusha
 Duraibabu
 has been a member of our board of directors since 2021. She has over 22 years of experience in optimizing financial operations, driving organizational change, building diverse teams, and delivering results. Ms. Duraibabu has served as Chief Financial Officer of Sangamo Therapeutics, Inc., a genomic medicine company since June 2021 and has been with the company since March 2019 as its Vice President, Finance. Prior to joining Sangamo, Ms. Duraibabu served as Corporate Controller at Pacific Biosciences of California, Inc., a public commercial biotechnology company, from June 2010 to March 2019, where she was responsible for global financial operations, strategy, audit, and tax. Ms. Duraibabu received her B.S. in Accounting from Oxford Brookes University in Oxford, United Kingdom, and her M.B.A. from San Jose State University, California. Ms. Duraibabu is a Certified Public Accountant in the State of California. We believe that Ms. Duraibabu is qualified to serve on our board of directors due to her breadth of financial, operational, and compliance experience in various industries including biotechnology.
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
Jon Giacomin
 has been a member of our board of directors since 2021. Mr. Giacomin served as the Chief Executive Officer of U.S. Anesthesia Partners, Inc. (“USAP”), a privately-owned, single-specialty anesthesia practice, from 2019 until 2021. Prior to joining USAP, Mr. Giacomin held various leadership positions at Cardinal Health, Inc. (NYSE: CAH) from 2001 to 2019, a leading distributor of pharmaceuticals, global manufacturer and distributor of medical and laboratory products and provider of performance and data solutions for health care facilities. Mr. Giacomin most recently served as Chief Executive Officer of Cardinal Health’s Medical Segment and previously served as Chief Executive Officer of its Pharmaceutical Segment from 2014 to 2018. Mr. Giacomin began his career as a Nuclear Engineer and Surface Warfare Officer in the U.S. Navy and subsequently held positions at Sotera Health Company (Nasdaq: SHC) and Griffith Micro Science International Inc. before joining Cardinal Health. Mr. Giacomin received a B.S. in Mechanical Engineering from the University of Notre Dame, and an MBA in Finance from the University of Chicago’s Booth School of Business. We believe that Mr. Giacomin is qualified to serve on our board of directors due to his experience in business management and experience working with public and private companies in the healthcare industry.
Arthur S. Leibowitz
 has been a member of our board of directors since 2018. Mr. Leibowitz is a clinical professor at the Robert B. Willumstad School of Business at Adelphi University, where he teaches courses in accounting and auditing to both graduate and undergraduate students. Mr. Leibowitz began as an adjunct professor at Adelphi University in 2008, became a full-time lecturer in 2010 and was promoted to clinical professor in 2013. Mr. Leibowitz previously served as a member of the board of directors and the audit committee of Arotech Corporation (formerly on Nasdaq: ARTX) from 2009 to 2014. Before joining Adelphi University, Mr. Leibowitz was an audit and business assurance partner at PricewaterhouseCoopers. During his twenty-seven years at PwC, Mr. Leibowitz served in a national leadership role for PwC’s retail industry group and was the portfolio audit partner for one of PwC’s leading private equity firm clients. Mr. Leibowitz is a certified public accountant in New York State and received a B.S. in accounting from Brooklyn College and a Masters of Accountancy from Stetson University. We believe that Mr. Leibowitz is qualified to serve on our board of directors due to his experience working with public and private companies on corporate finance and accounting matters.
Glenn H. Nussdorf
 has served as a member of our board of directors since 2003. Mr. Nussdorf has served as Chief Executive Officer of Quality King Distributors, Inc., a distributor of health and beauty care products and prescription drugs, and its subsidiary QK Healthcare, Inc., since 1999. Previously, Mr. Nussdorf served as Chief Operating Officer of Quality King from 1997 to 1998 and as a Senior Vice President from 1994 to 1996. Mr. Nussdorf is also a major shareholder of Parlux Holdings, Inc., a vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances. Since 2017, Mr. Nussdorf has also served as a member of the board of directors of Parlux Holdings, Inc. We believe Mr. Nussdorf is qualified to serve on our board of directors due to his investment and financial experience, his expertise in business management and his long term significant ownership interest in the Company.
CORPORATE GOVERNANCE
Code of Ethics and Conduct; Corporate Governance Guidelines
We have adopted a written code of ethics and conduct that applies to our directors, executive officers and employees, as well as corporate governance guidelines. Copies of the code of ethics and conduct and our corporate governance guidelines are posted on the Investor Relations (Investors > Corporate Governance > Documents & Charters) section of our website, which is located at
 www.organogenesis.com
. If we make any substantive amendments to the code of ethics and conduct or grant any waivers from the code of ethics and conduct for any executive officer or director, we will disclose the nature of such amendment or waiver on our website or on a Form
8-K.
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
Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during fiscal year 2021 our directors, executive officers and ten-percent
stockholders complied with all applicable Section 16(a) filing requirements, except that six Form 4 filings with respect to eight sales of securities by Starr Wisdom were not timely filed, a Form 4 filing with respect to a sale of securities by Dennis Erani was not timely filed, and a Form 4 filing with respect to two share purchase transactions by Michael W. Katz was not timely filed.
Audit Committee
The Company has a standing audit committee consisting of Mr. Leibowitz, its chairperson, Dr. Driscoll and Ms. Duraibabu. During 2020 and until May 7, 2021, the audit committee consisted of Mr. Leibowitz, its chairperson, Mr. Wayne Mackie and Mr. Josh Tamaroff. From May 7, 2021 until May 24, 2021, the audit committee consisted of Mr. Leibowitz, its chairperson, Mr. Giacomin and Mr. Tamaroff. From May 24, 2021 until November 19, 2021, the audit committee consisted of Mr. Leibowitz, its chairperson, and Mr. Giacomin. From November 19, 2021 until February 15, 2022, the audit committee consisted of Mr. Leibowitz, its chairperson,

Ms. Duraibabu and Mr. Giacomin The audit committee is responsible for, among other matters: (i) reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in the Company’s
Form 10-K;
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
of the Exchange Act and (ii) meets the requirements for financial literacy under applicable rules and regulations of the SEC and Nasdaq. The board of directors has also determined that Mr. Leibowitz and Ms. Duraibabu each qualify as an “audit committee financial expert,” as defined by applicable rules of Nasdaq and the SEC.
Compensation Committee
The Company has a standing compensation committee consisting of Mr. Giacomin, its chairperson, Ms. Duraibabu and Mr. Leibowitz. From November 3, 2020 until May 7, 2021, the compensation committee consisted of Mr. Mackie, its chairperson, Mr. Alan Ades and Mr. Leibowitz. From May 7, 2021 until May 24, 2021, the compensation committee consisted of Mr. Tamaroff, its chairperson, Mr. Alan Ades and Mr. Leibowitz. From May 24, 2021 until July 16, 2021, the compensation committee consisted of Mr. Alan Ades and Mr. Leibowitz. From July 16, 2021 until February 15, 2022, the compensation committee consisted of Mr. Leibowitz, its interim chairperson, Mr. Alan Ades and Mr. Giacomin. Currently, all of the members of our compensation committee are independent. The compensation committee is responsible for recommending to the board of directors the compensation philosophy and policies of the Company in general and for its executive officers in particular. The objectives of the Company’s senior management compensation program are to align compensation with business objectives, individual performance, and the interests of the Company’s stockholders; motivate and reward high levels of performance; recognize and reward the achievement of Company goals; and enable the Company to attract, retain, and reward the highest quality executive talent. Among other things, the compensation committee: (i) reviews and recommends for approval by the board of directors, executive officer compensation, including salary, bonus, and short term and long term incentive compensation levels (including equity compensation) and the corporate goals and objectives relevant to executive officer compensation; (ii) oversees the evaluation of the chief executive officer and other executive officers of the Company; (iii) retains a recognized independent compensation consultant (that meets certain independence factors) to assess the competitiveness of the Company’s compensation levels and practice applicable to the executive officers and directors of the Company; (iv) reviews and makes recommendations to the board of directors with respect to the Company’s employee benefit plans, including all incentive-compensation plans and equity-based plans; (v) reviews and makes recommendations to the board of directors with respect to the compensation of independent directors, committee chairpersons, and committee members, consistent with any applicable requirements of the Nasdaq rules; (vi) reviews any stockholder proposals related to compensation matters and makes recommendations to the board of directors regarding those proposals; (vii) prepares and approves for inclusion in the Company’s annual proxy statement and annual report on Form
10-K
the report on executive compensation, if required by the rules of the Securities and Exchange Commission; (viii) to the extent that the Company is required to include a compensation discussion and analysis (CD&A) section in the Company’s Annual Report on Form
10-K
or annual proxy statement, reviews and discusses with the Company’s management the CD&A, and based on such review and discussion, determines whether to recommend to the board of directors that the CD&A be so included; and (ix) reviews and discusses with management the Company’s plans and practices to provide that our compensation programs, plans or practices do not encourage employees to take unnecessary risk that could threaten the Company.
Nominating Committee
The Company has a standing nominating committee consisting of Mr. Giacomin, its chairperson, Dr. Driscoll and Mr. Leibowitz. During 2021 and until February 15, 2022, the nominating committee consisted of Mr. Giacomin, its chairperson, and Mr. Leibowitz. The board of directors has determined that each director of the nominating committee is independent under applicable

Nasdaq listing rules. The nominating committee is responsible for, among other matters: (i) identifying, reviewing, evaluating and communicating with candidates qualified to become board members or nominees for directors of the board consistent with criteria approved by the board; (ii) recommending to the board the persons to be nominated for election as directors at any meeting of stockholders and the persons (if any) to be elected by the board to fill any vacancies or newly created directorships that may occur between such meetings; (iii) overseeing the Company’s corporate governance functions and developing, recommending to the board and updating as necessary a set of corporate governance guidelines applicable to the Company and assisting the board in complying with them; (iv) overseeing the evaluation of the board; (v) recommending to the board the members of the board to serve on committees of the board; and (vi) making other recommendations to the board relating to the directors of the Company.
Director Nominations
Since we are no longer a controlled company and are now required under the Nasdaq listing rules to maintain a nominating committee comprised entirely of independent directors, the board of directors voted to establish a nominating committee consisting of Mr. Giacomin, its chairperson, and Mr. Leibowitz, on August 3, 2021. Dr. Driscoll was appointed to the nominating committee on February 15, 2022. Each year, the nominating committee recommends to our board of directors and our board of directors proposes to our stockholders a slate of director nominees for election at the annual meeting of stockholders. In identifying and evaluating candidates for membership on the board of directors, the nominating committee may take into account all factors it considers appropriate, which may include experience, qualifications, attributes, skills, diversity and other characteristics in the context of the current make-up
of the board of directors and the needs of the board of directors given the circumstances of the Company. In proposing nominees for our board of directors, the nominating committee takes into account the designation rights of the Significant Stockholder Group (as defined below) as set forth in the Controlling Stockholders Agreement dated as of December 10, 2018. Stockholders may also recommend candidates for election to the board of directors, as described below. We do not have a formal diversity policy for directors. The nominating committee identifies director candidates based on input provided by a number of sources, including from members of the board of directors, stockholders and members of management.
The board of directors and nominating committee value the input of stockholders in identifying director candidates. Accordingly, the nominating committee considers recommendations for director candidates submitted by stockholders using substantially the same criteria it applies to recommendations from directors and members of management. Any such nominations should be submitted to the board of directors by mail in care of the Company’s Corporate Secretary at 85 Dan Road, Canton, Massachusetts 02021 and be accompanied by the information required by the bylaws. The written recommendation should be submitted within the time frame described in the bylaws.
During fiscal year 2020, the Company was a “controlled company” under the Nasdaq Stock Market (“Nasdaq”) listing rule 5615(c) because Alan A. Ades, Albert Erani and Glenn H. Nussdorf, current and former members of our board of directors, together with Dennis Erani, Starr Wisdom and certain of their respective affiliates controlled over 50% of the voting power for the election of the Company’s directors. We refer to this group as the Significant Stockholder Group. As a controlled company, the Company was not required to have and did not have (i) a majority of independent directors on its board of directors, (ii) a nominating/corporate governance committee composed entirely of independent directors or (iii) a compensation committee composed entirely of independent directors. Accordingly, during fiscal year 2021, only the members of our Audit Committee (formerly composed of Mr. Leibowitz, Mr. Mackie and Mr. Tamaroff, and currently composed of Mr. Leibowitz, Dr. Driscoll and Ms. Duraibabu, all independent directors), had been determined by our board of directors to be “independent directors” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules.
On May 6, 2021, the Company ceased to qualify as a “controlled company” because the Significant Stockholder Group no longer controlled over 50% of the voting power for the election of the Company’s directors. Following the loss of controlled company status, the Nasdaq listing rules require that the Company comply with the independence requirements, as they relate to the nominating committee and compensation committee, on the following phase-in schedule: (1) one independent committee member at the time the Company ceased to be a controlled company, (2) a majority of independent committee members within 90 days of the date the Company ceased to be a controlled company and (3) all independent committee members within one year of the date the Company ceased to be a controlled company. Additionally, the Nasdaq rules provide a 12-month phase-in period from the date the Company ceased to be a controlled company to comply with the majority independent board requirement. On May 7, 2021, the board of directors voted that, consistent with Nasdaq rules, director nominees must either be selected, or recommended for the Board’s selection, by independent directors constituting a majority of the Board’s independent directors in a vote in which only independent directors participate. On August 3, 2021, the board of directors voted to establish a Nominating Committee of the board of directors, consisting of independent directors only. One member of the Company’s compensation committee was independent on May 6, 2021, a majority of the members of our compensation committee were independent by July 16, 2021 and all of the members of the compensation committee were independent by February 15, 2022. The Company must comply with the requirement to have a majority of independent directors on its board of directors by May 6, 2022.
The Significant Stockholder Group and the Company are party to a Controlling Stockholders Agreement dated December 10, 2018. Under the Agreement and subject to certain conditions set forth in the Agreement, Alan Ades has the right to designate two members of our board of directors and Albert Erani and Glenn Nussdorf each has the right to designate one member of our board of directors. The members of the Significant Stockholder Group have agreed to vote for the election to our board of directors of each person so designated. Mr. Ades’ two designees to our board of directors are himself and Robert Ades. Albert Erani’s designee to our board of directors is David Erani. Glenn Nussdorf’s designee to our board of directors is himself.

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

In connection with its recommendations to the board of directors, the compensation committee periodically retains an independent compensation consultant to assess the competitiveness of the Company’s compensation levels and practice applicable to the Company’s executive officers. Nonetheless, the determinations made by the members of our compensation committee and board of directors are guided to a significant degree by their collective judgment and experience. During fiscal year 2021, the compensation committee engaged Pearl Meyer & Partners, LLC as an independent compensation consultant to advise on executive officer and board compensation.
Our compensation committee and board of directors has reviewed our compensation programs and believes that our compensation programs have not encouraged or rewarded excessive or inappropriate risk taking.
Summary Compensation Table for Fiscal Year 2021
The following table sets forth information regarding compensation earned by our President and Chief Executive Officer and our two next most highly paid executive officers who served during fiscal year 2021. We refer to these individuals as our named executive officers, or NEOs.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Stock Awards ($)(2)	Bonus ($)(3)	All Other Compensation ($)(5)	Total ($)
Gary S. Gillheeney, Sr.	2021	834,637	2,113,992	706,244	699,200	76,684	4,430,757
President and Chief Executive Officer	2020	823,174	603,344	296,288	750,000	68,403	2,541,209
Patrick Bilbo	2021	433,972	442,378	147,498	262,200	45,288	1,331,336
Chief Operating Officer	2020	397,256	232,926	114,358	295,000	37,783	1,077,323
David Francisco	2021	331,731	658,558	218,746	213,875	7,585	1,430,495
Chief Financial Officer

(1)
Represents the grant date fair value of option awards granted in fiscal year 2020 and 2021 calculated in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“ASC 718”). See Note 14 of the notes to our financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2021 for a discussion of the relevant assumptions used in calculating these amounts.

(2)
Represents the fair value of restricted stock unit awards granted in fiscal year 2020 and 2021 calculated in accordance with ASC 718. See Note 14 of the notes to our financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2021 for a discussion of the relevant assumptions used in calculating these amounts.

(3)	The amounts reported in this column for fiscal 2020 and 2021 represent the discretionary bonuses earned by our NEOs.
(4)
“All Other Compensation” for fiscal 2021 includes: (i) for Mr. Gillheeney, (a) $37,086 representing the costs related to a leased automobile, (b) a tax gross-up on
the amount specified in (a) above of $15,407, (c) $12,191 representing the cost of group term life insurance, (d) $1,650 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on
the amount specified in (d) above of $1,650 and (f) $8,700 representing employer matching contributions under our 401(k) plan;

(ii) for Mr. Bilbo, (a) $18,044 representing the costs related to a leased automobile, (b) a tax gross-up on
the amount specified in (a) above of $7,496, (c) $6,245 representing the cost of group term life insurance, (d) $1,391 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on
the amount specified in (d) above of $1,391 and (f) $8,700 representing employer matching contributions under our 401(k) plan; and
(iii) for Mr. Francisco, (a) $3,200 representing the cost of group term life insurance, (b) $1,284 representing the cost of long-term disability insurance premiums, (c) a tax gross-up on
the amount specified in (b) above of $1,284 and (f) $2,195 representing employer matching contributions under our 401(k) plan.
“All Other Compensation” for fiscal 2020 includes:
(i) for Mr. Gillheeney, (a) $36,096 representing the costs related to a leased automobile, (b) a tax gross-up on
the amount specified in (a) above of $14,995, (c) $12,661 representing the cost of group term life insurance, (d) $1,087 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on
the amount specified in (d) above of $768 and (f) $2,796 representing employer matching contributions under our 401(k) plan; and

(ii) for Mr. Bilbo, (a) $16,905 representing the costs related to a leased automobile, (b) a tax gross-up on
the amount specified in (a) above of $7,023, (c) $3,480 representing the cost of group term life insurance, (d) $1,289 representing the cost of long-term disability insurance premiums, (e) a tax gross-up on
the amount specified in (d) above of $536 and (f) $8,550 representing employer matching contributions under our 401(k) plan.
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
Agreement with Mr. Gillheeney
We entered into an employment agreement with Mr. Gillheeney, dated February 1, 2007. The agreement provides for “at-will” employment
and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2022, Mr. Gillheeney’s annual base salary was increased from $825,000 to $875,000, and he is currently eligible to receive a target annual performance bonus of 100% of his base salary. In August 2018 our board of directors agreed that if Mr. Gillheeney is terminated involuntarily without cause or he resigns with good reason, these terms as defined in the employment agreement, he is entitled to the following (subject to his execution of a release in form and substance reasonably satisfactory to us): (i) his then current annual base salary payable in 12 equal monthly installments, (ii) a continuation of benefit coverage for one (1) year, and (iii) executive outplacement services with a mutually agreeable outplacement provider for up to one (1) year.
Agreement with Mr. Bilbo
We entered into an employment letter agreement with Mr. Bilbo, dated February 14, 2017. The letter agreement provides for
“at-will”
employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2022, Mr. Bilbo’s annual base salary was increased from $428,000 to $455,000 and he is currently eligible to receive a target annual performance bonus of 70% of his base salary.
Agreement with Mr. Francisco
We entered into an employment letter agreement with Mr. Francisco, dated January 13, 2021. The letter agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2022, Mr. Francisco’s annual base salary was increased from $375,000 to $405,000 and he is currently eligible to receive a target annual performance bonus of 60% of his base salary.
Change in Control Arrangements
We and each of our executive officers entered into a Change in Control Retention Agreement (the “Change in Control Agreement”) effective May 10, 2021. Pursuant to the Change in Control Agreement, if the executive’s employment is terminated during the twenty-four month period following a “Change in Control” (a) by us without “Cause” or (b) by the executive upon the occurrence of an “Event of Constructive Termination” (as those terms are defined in the Change in Control Agreement), the executive will receive from us: (i) a lump-sum
amount equal to one times (two times in the case of Mr. Gillheeney, our Chief Executive Officer) the executive’s base annual salary and the executive’s annual target bonus, in each case at the highest rate in effect at any time during the 12 months immediately preceding the termination of the executive’s employment with us; (ii) for up to 12 months (24 months in the case of Mr. Gillheeney) following the executive’s termination of employment, payment of the difference between the cost of COBRA continuation coverage for the executive and any dependent who received health insurance coverage prior to such termination, and any premium contribution amount applicable to the executive as of such termination; and (iii) full acceleration of the vesting of any time-based equity awards held by the executive. Our obligation to provide the foregoing benefits is subject to the executive entering into a new noncompetition agreement with us and the effectiveness of a release of claims executed by the executive in favor of us.
We and each of our independent directors entered into a Change in Control Retention Agreement (the “Director Change in Control Agreement”). Pursuant to the Director Change in Control Agreement, if the director is serving on our board of directors immediately prior to a Change in Control, the director will receive full acceleration of the vesting of any time-based equity awards held by the director.

Outstanding Equity Awards at Year End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Option Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Gary S. Gillheeney, Sr.	519,860	—		0.99	7/24/2023	7/24/2013
	664,804	—		0.99	8/21/2024	8/21/2014
	1,637,631	—		0.99	12/8/2024	12/8/2014
	29,760	435,632	(2)	4.04	4/22/2030	4/22/2020
	—	395,289	(3)	13.68	2/16/2031	2/16/2021
							82,810	765,164

Patrick Bilbo	152,250	—		1.18	4/22/2030	4/22/2020
	142,100	—		3.46	5/4/2027	5/4/2017
	60,900	40,600	(4)	3.46	5/4/2027	5/4/2017
	56,046	168,139	(2)	4.04	4/22/2030	4/22/2020
	—	82,556	(3)	13.68	2/16/2031	2/16/2021
							25,103	231,952

David Francisco	—	43,239	(5)	12.74	2/15/2031	2/15/2021
	—	83,955	(3)	13.68	2/16/2031	2/16/2021
							8,224	75,990

(1)
The market values of the awards set forth in this table are based on the number of awards shown multiplied by the closing price of our common stock on December 31, 2021 ($9.24), as reported by the Nasdaq Capital Market.

(2)	The option becomes exercisable in equal annual installments over four years beginning April 1, 2020, subject to continued employment.
(3)	The option becomes exercisable in equal annual installments over four years beginning February 16, 2021, subject to continued employment.
(4)
Twenty percent of the shares underlying this option vested on the vesting start date, January 30, 2019, and the option vested/vests with respect to an additional 20% of the shares on each anniversary of the vesting start date thereafter, such that the option will be vested in full on January 30, 2023, subject to continued employment.

(5)	The option becomes fully exercisable on February 15, 2022, subject to continued employment.
Director Compensation
Our board of directors has approved a compensation program under which our independent directors (currently Ms. Duraibabu, Dr. Driscoll and Messrs. Giacomin and Leibowitz) are entitled to receive the following annual retainer and committee fees for their service as directors:

•	for service as a director, an annual retainer of $50,000 (increased to $55,000 effective April 1, 2022);

•	for service as a chair of the audit committee, $105,000 (decreased to $40,000 effective April 1, 2022);

•	for service as a member of the audit committee other than as chair, $10,000;

•	for service as a chair of the compensation committee, $95,000 (decreased to $20,000 effective April 1, 2022);

•	for service as a member of the compensation committee other than as chair, $10,000;

•	for service as a chair of the nominating committee, $20,000 (decreased to $15,000 effective April 1, 2022); and

•	for service as a member of the nominating committee other than as a chair, $10,000 (decreased to $7,500 effective April 1, 2022).

On August 3, 2021, our board of directors appointed Mr. Leibowitz as interim chair of the compensation committee. As compensation for his service as interim chair of the compensation committee, our board of directors awarded Mr. Leibowitz 5,000 restricted stock units that vest on August 3, 2022, subject to continued service on our board of directors. Mr. Leibowitz did not receive any other compensation for his service as interim chair of the compensation committee. Mr. Giacomin was appointed chair of the compensation committee effective February 15, 2022.
Retainer and committee fees are paid in arrears. The independent directors who served on our board of directors in fiscal year 2021 were Messrs. Leibowitz, Mackie (until May 7, 2021), Tamaroff (until May 24, 2021), Mr. Giacomin (since May 7, 2021) and Ms. Duraibabu (since November 19, 2021). Messrs. Leibowitz, Mackie and Tamaroff each received an option award with respect to 30,000 shares of our Class A common stock in connection with their initial election to our board of directors in December 2018, which vested annually over three years, subject to continued service. We planned also to make an annual option grant to each of our independent directors with respect to 20,000 shares of our Class A common stock, vesting annually over three years, subject to continued service. However, our board of directors decided instead to make discretionary equity grants to our independent directors each year. Those discretionary grants consisted of the following equity awards to each independent director: (1) a grant in April 2020 of 18,564 restricted stock units, which vested on April 1, 2021; (2) a grant in February 2021 of 6,318 restricted stock units, which vested on April 1, 2022; (3) a grant in February 2021 of 5,482 restricted stock units, which vested on February 16, 2022; and (4) a grant in February 2022 of 20,547 restricted stock units, which will vest on February 15, 2023, subject to continued service.
All non-employee directors
are reimbursed for customary business expenses incurred in connection with attending board and committee meetings. Mr. Giacomin received a grant of 5,319 restricted stock units upon his initial election to the board of directors which vests in equal annual installments over three years beginning May 7, 2021, Ms. Duraibabu received a grant of 11,340 restricted stock units upon her initial election to the board of directors which vests in equal annual installments over three years beginning November 19, 2021. Dr. Driscoll received a grant of 20,547 restricted stock units upon his initial election to the board of directors which will vest on February 15, 2023, subject to continued service.
The following table sets forth information regarding compensation awarded to, earned by or paid to our non-employee directors
in connection with their service for the year ended December 31, 2021. We do not pay any compensation to our President and Chief Executive Officer in connection with his service on our board of directors. See “Executive Compensation” for a discussion of the compensation of Mr. Gillheeney.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Total ($)
Alan A. Ades	—	—	—
Robert Ades	—	—	—
Prathyusha Duraibabu(5)	7,011	112,493	119,504
Michael Driscoll(3)	—	—	—
David Erani	—	—	—
Jon Giacomin(4)	52,762	112,497	165,259
Arthur S. Leibowitz	169,103	235,474	404,577
Wayne Mackie(4)	77,500	161,424	238,924
Glenn H. Nussdorf	—	—	—
Joshua Tamaroff(5)	23,901	161,424	185,325

(1)	Represents amount earned or paid for service as a director during fiscal year 2021.
(2)
Represents the grant date fair value of restricted stock unit awards granted in fiscal year 2021 in accordance with ASC 718. See Note 14 of the notes to our financial statements included in our Annual Report on
Form 10-K
for the year ended December 31, 2021 for a discussion of the relevant assumptions used in calculating these amounts. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

(3)	Dr. Driscoll was elected to the Board of Directors on February 15, 2022.
(4)	Mr. Mackie resigned as a director effective May 7, 2021. The board of directors elected Mr. Giacomin to fill the vacancy created by his resignation effective May 7, 2021.
(5)	Mr. Tamaroff resigned as a director effective May 24, 2021. The board of directors elected Ms. Duraibabu to fill the vacancy created by his resignation effective November 19, 2021.

The table below shows the aggregate number of option awards and restricted stock unit awards held as of December 31, 2021 by each of our current non-employee
directors who was serving as of that date.

Name	Number of Shares Underlying Options Outstanding at December 31, 2021	Stock Awards Outstanding at December 31, 2021
Alan A. Ades	—	—
Robert Ades	—	—
Prathyusha Duraibabu	—	11,340
David Erani	—	—
Jon Giacomin	—	5,319
Arthur S. Leibowitz	30,000	35,364
Glenn H. Nussdorf	—	—
Compensation Committee Interlocks and Insider Participation
From November 3, 2020 until May 7, 2021, the compensation committee consisted of Mr. Mackie, its chairperson, Mr. Alan Ades and Mr. Leibowitz. From May 7, 2021 until May 24, 2021, the compensation committee consisted of Mr. Tamaroff, its chairperson, Mr. Alan Ades and Mr. Leibowitz. From May 24, 2021 until July 16, 2021, the compensation committee consisted of Mr. Alan Ades and Mr. Leibowitz. From July 16, 2021 until February 15, 2022, the compensation committee consisted of Mr. Leibowitz, its interim chairperson, Mr. Alan Ades and Mr. Giacomin. Currently, all of the members of our compensation committee are independent. As disclosed herein, decisions about the compensation of our executive officers are made by our board of directors based upon the recommendation of our compensation committee. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our compensation committee or board of directors. None of the members of our board of directors is an officer or employee of our company nor has any of them ever been an officer or employee of our company, in each case, other than Mr. Gillheeney.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information with respect to beneficial ownership of our common stock, as of April 10, 2022, by:

•	each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock (i) underlying RSUs that will vest within 60 days of April 10, 2022 or (ii) subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 10, 2022, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.
Each stockholder’s percentage ownership is determined in accordance with Rule
13d-3
under the Exchange Act and is based on 129,074,477 shares of our common stock outstanding as of April 10, 2022. The number of outstanding shares beneficially owned by each stockholder below was obtained from the most recent publicly filed information, as applicable.

Name and Address of Beneficial Owner(1)	Number of Shares	Right to Acquire	Total	Percentage of Shares Outstanding
5%+ Stockholders
Significant Stockholder Group(2)	59,448,027	—	59,448,027	46.1%
Organo PFG LLC and affiliated entities(3)	11,131,474	—	11,131,474	8.6%
Deerfield Mgmt, L.P.(4)	8,456,876	—	8,456,876	6.6%
BlackRock, Inc.(5)	8,239,832	—	8,239,832	6.4%
Michael W. Katz(6)	1,479,062	60,000	1,539,062	1.2%
Directors and Named Executive Officers
Gary S. Gillheeney, Sr.	35,233	3,096,089	3,131,322	2.4%
Alan A. Ades(7)	26,375,746	—	26,375,746	20.4%
Robert Ades	—	—	—	—
Michael J. Driscoll	—	—	—	—
Prathyusha Duraibabu	—	—	—	—
David Erani	—	—	—	—
Jon Giacomin	—	1,773	1,773	*
Arthur S. Leibowitz	42,307	30,000	72,307	*
Glenn H. Nussdorf(8)	14,963,663	—	14,963,663	11.6%
Patrick Bilbo	105,133	508,281	613,414	*
David Francisco	5,308	64,228	69,536	*
All directors and executive officers as a group (14 individuals) (9)	41,561,613	4,372,779	45,934,392	34.4%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Organogenesis Holdings Inc., 85 Dan Road, Canton, Massachusetts 02021.
(2)
Alan A. Ades, Albert Erani, Glenn H. Nussdorf, Dennis Erani, Starr Wisdom and certain of their respective affiliates, including Organo PFG LLC, Organo Investors LLC, Dennis Erani 2012 Issue Trust, Alan Ades as Trustee of the Alan Ades 2014 GRAT, Albert Erani Family Trust dated 12/29/2012, RED Holdings, LLC, GN 2016 Family Trust u/a/d August 12, 2016 and GN 2016 Organo
10-Year
GRAT u/a/d September 30, 2016, who we refer to collectively as the Significant Stockholder Group, control a significant amount of the voting power of the outstanding Class A common stock. The Significant Stockholder Group reported that they hold their shares of our stock as part of a group (as defined in Section 13(d)(3) of the Exchange Act) for the purposes of reporting beneficial ownership of the Company’s securities in an Amendment No. 6 to Schedule 13D filed on December 30, 2021.

(3)
Consists of (i) 8,279,490 shares of Class A common stock held by Organo PFG LLC and (ii) 2,851,984 shares of Class A common stock held by Organo Investors LLC. Alan A. Ades and Albert Erani are managing members of Organo PFG LLC and of Organo Investors LLC and they share voting and investment power over the shares of Class A common stock held by each entity. Each of Mr. Ades and Mr. Erani disclaim beneficial ownership of the shares of Class A common stock held by each of Organo PFG LLC and Organo Investors LLC, except to the extent of his pecuniary interest therein. The address of each of the foregoing is c/o Rugby Realty Co., Inc., 300 Lighting Way, Secaucus, NJ 07094.

(4)
Consists of 8,456,876 shares of Class A common stock held by Deerfield Partners, L.P., of which Deerfield Mgmt, L.P. is the general partner and Deerfield Management Company, L.P. is the investment advisor. Deerfield Partners, L.P. shares voting and dispositive power with respect to the 8,456,876 shares of Class A common stock with Deerfield Mgmt, L.P., Deerfield Management Company, L.P. and James E. Flynn according to a Schedule 13G filed with the SEC on February 11, 2022. The address of each of the foregoing is 345 Park Avenue South, 12th Floor, New York, NY 10010.

(5)
Consists of 8,239,832 shares of Class A common stock held by BlackRock, Inc., and its subsidiaries (collectively, “BlackRock”). BlackRock had sole voting power with respect to 8,202,597 shares and sole dispositive power with respect to 8,239,832 shares according to a Schedule 13G filed with the SEC on February 4, 2022. The address of the foregoing is 55 East 52nd Street, New York, NY 10055.

(6)
Consists of: (i) 60,382 shares of Class A common stock, (ii) 1,418,680 shares of Class A common stock (the “Trust Shares”) held by the GN 2016 Family Trust u/a/d August 12, 2016 (the “Trust”) and (iii) 60,000 shares of Class A common stock underlying stock options that are exercisable as of April 10, 2022, or will become exercisable within 60 days after such date. Mr. Katz is the trustee of the Trust, a stockholder of the issuer that is a member of a group holding over 10% of the outstanding shares of Class A common stock of the issuer for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Mr. Katz exercises voting and investment control over the Trust Shares, but Mr. Katz does not have a pecuniary interest in the Trust Shares.

(7)
Consists of (i) 8,406,498 shares of Class A common stock, (ii) 6,837,774 shares of Class A common stock held by Alan Ades as Trustee of the Alan Ades 2014 GRAT, (iii) 8,279,490 shares of Class A common stock held by Organo PFG LLC and (iv) 2,851,984 shares of Class A common stock held by Organo Investors LLC. Mr. Ades exercises voting and investment power over the shares of Class A common stock held by Alan Ades as Trustee of the Alan Ades 2014 GRAT, Organo PFG LLC and Organo Investors LLC. Mr. Ades disclaims beneficial ownership of the shares of Class A common stock held by each of Alan Ades as Trustee of the Alan Ades 2014 GRAT, Organo PFG LLC and Organo Investors LLC, except to the extent of his pecuniary interest therein.

(8)
Consists of (i) 2,783,663 shares of Class A common stock, (ii) 1,418,680 shares of Class A common stock held by GN 2016 Family Trust u/a/d August 12, 2016 and (iii) 10,761,320 shares of Class A common stock held by GN 2016 Organo
10-Year
GRAT u/a/d September 30, 2016. Mr. Nussdorf exercises voting and investment power over the shares of Class A common stock held by GN 2016 Organo
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

(9)
Consists of (i) 41,561,613 shares of Class A common stock, (ii) 4,368,918 shares of Class A common stock underlying stock options that are exercisable as of April 10, 2022 or will become exercisable within 60 days after such date and (iii) 3,861 shares of Class A common stock underlying restricted stock units that will vest within 60 days of April 10, 2022. As to disclaimers of beneficial ownership, see footnotes (2), (7) and (8) above.

We have one equity compensation plan under which awards are currently authorized for issuance, the 2018 Plan. In connection with the consummation of the business combination in December 2018, our board of directors discontinued any new issuances under the Organogenesis Inc. 2003 Stock Incentive Plan, or 2003 Plan. If options outstanding under the 2003 Plan expire unexercised, they will not become available for future issuance. Both the 2018 Plan and the 2003 Plan were approved by our stockholders. The following table provides information regarding securities authorized for issuance as of December 31, 2021 under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of outstanding restricted stock units (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	7,361,840	(1)	$4.10	5,644,691	(2)
Equity compensation plans not approved by security holders:	—		$—	—
Totals:	7,361,840		$4.10	5,644,691

(1)	Consists of shares of our Class A common stock issuable upon exercise of outstanding options and vesting of outstanding restricted stock units issued under the 2018 Plan and the 2003 Plan.
(2)	Consists of shares of our Class A common stock reserved for future issuance under the 2018 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE
Policies and Procedures for Related Party Transactions
Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of
Regulation S-K
under the Securities Act and the policy, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person (including our executive officers, directors and 5% stockholders, as well as specified members of the family or household of any of these individuals or stockholders), had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee (formerly composed of Mr. Leibowitz, Mr. Mackie and Mr. Tamaroff, and currently composed of Mr. Leibowitz, Dr. Driscoll and Ms. Duraibabu, all independent directors), but only those independent directors who are disinterested, is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. The disclosure below covers related party transactions that have occurred since January 1, 2020.

Agreements with Our Stockholders and Directors
Leases with Significant Stockholder Group
The buildings we occupy in Canton, Massachusetts are owned by entities that are controlled by Alan Ades, Albert Erani, Dennis Erani and Glenn Nussdorf. These entities are: 65 Dan Road SPE, LLC; 65 Dan Road Associates; 85 Dan Road Associates; Dan Road Associates; and 275 Dan Road SPE, LLC. Mr. Ades, Mr. Albert Erani and Mr. Nussdorf are current and former members of our board of directors and greater than 5% stockholders. Mr. Ades and Mr. Albert Erani are first cousins. Together, Mr. Ades, Mr. Albert Erani, Mr. Dennis Erani and Mr. Nussdorf and certain of their respective affiliates, control a significant amount of the voting power of our outstanding Class A common stock.
On January 1, 2013, we entered into a capital lease with 65 Dan Road SPE, LLC related to the facility at 65 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $858,800 in each of 2020 and 2021. As of December 31, 2021, we had accrued, unpaid rent of $1,046,060 due under the lease. Under the lease, we were required to make monthly rent payments of approximately $62,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $69,000 per month and increased by 10% on January 1, 2022 to approximately $75,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The original lease term expires on December 31, 2022. In November 2021 we exercised our option to extend the lease term through December 31, 2027.
On January 1, 2013, we entered into a capital lease with 85 Dan Road Associates related to the facility at 85 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $1,083,600 in each of 2020 and 2021. As of December 31, 2021, we had accrued, unpaid rent of $2,222,756 due under the lease. Under the lease, we were required to make monthly rent payments of $77,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $85,000 per month and increased by 10% on January 1, 2022 to approximately $93,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022. In November 2021 we exercised our option to extend the lease term through December 31, 2027.
On January 1, 2013, we entered into a capital lease with Dan Road Equity I, LLC related to the facility at 150 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $1,328,060 in each of 2020 and 2021. As of December 31, 2021, we had accrued, unpaid rent of $2,003,909 due under the lease. Under the lease, we were required to make monthly rent payments of approximately $95,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $105,000 per month and increased by 10% on January 1, 2022 to approximately $115,000 per month. In addition to the monthly rent payments, we are responsible for reimbursing the landlord for taxes and insurance on the property. The lease term expires on December 31, 2022. In November 2021 we exercised our option to extend the lease term through December 31, 2027.
On January 1, 2013, we entered into capital lease arrangements with 275 Dan Road SPE, LLC for the property located on 275 Dan Road, Canton, Massachusetts (“275 Dan Road”). We made aggregate payments under the lease of $1,267,200 and $773,264 in 2020 and 2021, respectively. Under the lease, we were required to make monthly rent payments of approximately $92,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2019 to approximately $101,000 per month. In addition to the monthly rent payments, we were responsible for reimbursing the landlord for taxes and insurance on the property. On August 11, 2021, we purchased the land, building and improvements located at 275 Dan Road from 275 Dan Road SPE, LLC (the “Seller”) for a purchase price of $6 million, which we paid at closing. In connection with the purchase of the property, the 275 Dan Road lease was terminated. The purchase and sale of 275 Dan Road was completed pursuant to a Purchase and Sale Agreement dated as of August 11, 2021 by and between us and the Seller (the “Purchase and Sale Agreement”). Under the Purchase and Sale Agreement, we agreed to pay the Seller deferred rent of $5,062,788 that was owed to the Seller under the 275 Dan Road lease (the “Deferred Rent”) and accrued interest thereon (the “Accrued Interest”), which was equal to $1,053,751 as of June 30, 2021. We paid the
Seller one-half of
the Deferred Rent and Accrued Interest in November 2021 and have paid or will pay the remainder in five equal installments with interest on the balance of the Deferred Rent only at an annual simple rate of 4.5% on January 4, 2022, April 1, 2022, July 1, 2022, October 3, 2022 and January 3, 2023. Other than the payment of Deferred Rent and Accrued Interest, we were not required to pay any fees or penalties in connection with the termination of the 275 Dan Road lease.
On August 6, 2019, we entered into a Letter Agreement (the “Letter Agreement”) with Dan Road Associates LLC, 85 Dan Road Associates LLC, 275 Dan Road SPE LLC and 65 Dan Road SPE LLC (collectively, the “Landlords”) pursuant to which we agreed that each Landlord shall be entitled to receive interest on the accrued but unpaid rent obligations under the leases described above as of March 14, 2019, which totaled $10,335,513.47 (the “Lease Debt”) for the period commencing April 1, 2019. The interest on the Lease Debt accrues at a rate per annum equal to the greater of (A) the prime rate plus three and three-quarters of one percent (3.75%) and (B) nine and one-quarter of
one percent (9.25%), which is the rate applicable to the term loans under that certain Credit Agreement dated as of March 14, 2019, as amended, among us, the lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent. Accrued interest on the Lease Debt is payable in cash on the date when the Lease Debt is repaid (as to the principal amount so repaid) and shall not itself bear interest. As of December 31, 2021, accrued and unpaid interest under the Letter Agreement (exclusive of amounts payable to 275 Dan Road SPE LLC pursuant to the Purchase and Sale Agreement for 275 Dan Road) was equal to $1,340,582. As noted above, pursuant to the Purchase and Sale Agreement for 275 Dan Road, we agreed to pay the Seller the Deferred Rent under the 275 Dan Road lease and the Accrued Interest under the 275 Dan Road lease, which was equal to $1,053,751 as of June 30, 2021. We paid the
Seller one-half of
the Deferred Rent and Accrued Interest in November 2021 and have paid or will pay the remainder in five equal installments, with interest accruing on the balance of the Deferred Rent at an annual simple rate of 4.5%, on January 4, 2022, April 1, 2022, July 1, 2022, October 3, 2022 and January 3, 2023.
Amended and Restated Registration Rights Agreement
In connection with the closing of the business combination on December 10, 2018, we and certain of our stockholders (including the Significant Stockholder Group, Avista Capital Partners IV, L.P. and Avista Capital Partners (Offshore) IV, L.P.), certain of our current and former directors (Alan Ades, Albert Erani and Glenn Nussdorf) and all of our executive officers entered into the Amended and Restated Registration Rights Agreement in respect of their shares of our Class A common stock and warrants to purchase shares of our Class A common stock. These stockholders and their permitted transferees will be entitled to certain registration rights described in the Amended and Restated Registration Rights Agreement, including, among other things, customary registration rights, including demand and piggy-back rights, subject to cut-back
provisions. We will bear the expenses incurred in connection with the filing of any such registration statements, other than certain underwriting discounts, selling commissions and expenses related to the sale of shares.
Executive Officer Compensation
See “
Executive Compensation
” for additional information regarding compensation of our NEOs.
Gary Gillheeney, Jr., our Vice President, Customer Experience, is a child of Gary S. Gillheeney, Sr., our President and Chief Executive Officer, and he received total compensation of (i) $131,938 in fiscal 2020 and (ii) $153,196 in fiscal 2021. James Gillheeney, one of our Senior Tissue Regeneration Specialists, is also a child of Gary S. Gillheeney, Sr. and he received total compensation of (i) $184,092 in fiscal 2020 and (ii) $200,454 in fiscal 2021.
Employment Agreements
We have entered into employment agreements with certain of our NEOs. For more information regarding these agreements, see “
Executive Compensation.
”
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

Avista Fee Letter Agreement
On November 12, 2020, we entered into a fee letter agreement (the “2020 Letter Agreement”) with Avista Capital Partners IV, L.P. (“Avista IV”), Avista Capital Partners (Offshore) IV, L.P. (“Avista IV Offshore” and together with Avista IV, the “Avista Funds”) and Avista Capital Holdings, L.P., an affiliate of the Avista Funds (the “Management Company”), pursuant to which we agreed to pay the Management Company a fee in consideration for certain services rendered in connection with investments in the Company made by the Avista Funds in the Company’s public offering of Class A common stock that closed on November 17, 2020. Pursuant to the 2020 Letter Agreement, the Company was required to pay the Management Company a fee in an amount equal to the portion of the aggregate gross proceeds of the investments sold to the Avista Funds multiplied by a rate equal to the rate of the Underwriters’ discount or spread in such public offering without giving effect to any investments sold to the Avista Funds (the “2020 Fee”). In connection with the public offering, the Avista Funds purchased 4,272,657 shares of Class A common stock and we paid a 2020 Fee equal to approximately $0.8 million. Mr. Tamaroff, one of our former directors, was an employee of the Management Company to which the Company paid the 2020 Fee.
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

	Shares of Class A Common Stock Purchased	Aggregate Cash Purchase Price
Alan Ades(1)	486,000	$1,579,500.00
Michael Katz	20,829	$67,694.25
Arthur Leibowitz	6,943	$22,564.75
Wayne Mackie	42,726	$138,859.50
Robert Harry Erani Frick Trust(2)	347,153	$1,128,247.25

(1)	Includes shares purchased by Mr. Ades as agent for and for the benefit of one of his sons and an entity that is managed by Mr. Ades’ son-in-law.
(2)	An affiliate of Dennis Erani, a member of the Significant Stockholder Group.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our Audit Committee engaged RSM US LLP to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2021. RSM US LLP also served as our registered public accounting firm for the fiscal year ended December 31, 2020.
Audit and Other Fees
The following is a summary of the fees for professional services rendered by RSM US LLP, our independent registered public accounting firm, for fiscal years 2020 and 2021.

Fee Category	Fiscal 2021	Fiscal 2020
Audit fees	$1,134,105	$670,425
Audit-related fees	—	—
Tax fees	$63,000	—
All other fees	—	—

Total fees	$1,197,105	$670,425

Audit fees
. Audit fees for Fiscal 2021 consist of fees and related expenses for the professional services rendered for the audit of our financial statements, the audit of our internal control over financial reporting, and the review of the interim financial statements included in our quarterly reports on Form 10-Q. Audit fees for Fiscal 2020 consist of fees and related expenses for the professional services rendered for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
Tax fees
. Tax fees consist of fees billed related to an IRC Section 382 Valuation Analysis provided by our independent registered public accounting firm.
Pre-Approval
Policies and Procedures
Our audit committee’s
pre-approval
policies or procedures do not allow our management to engage RSM US LLP to provide any specified services without specific audit committee pre-approval
of the engagement for those services. All of the services provided by RSM US LLP during fiscal years 2021 and 2020 were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Report:
(1) Financial Statements
—See Index to Consolidated Financial Statements at Item 8 on page 104 of the Original Filing.
(2) Financial Statement Schedules
— Schedules are omitted because they are not applicable, or are not required, or because the information is included in the Consolidated Financial Statements and notes thereto.
(3) Index to Exhibits.

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of ORGO (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

3.2	Bylaws of ORGO (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

4.1	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 9, 2020)

10.1	Amended and Restated Registration Rights Agreement dated as of December 10, 2018 among ORGO, Avista Acquisition Corp., Avista Capital Partners Fund IV L.P., Avista Capital Partners Fund IV (Offshore), L.P., and certain holders of Organogenesis Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.2	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 65 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.3	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 85 Dan Road Associates, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.4	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and Dan Road Equity I, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.5	Lease Agreement, dated as of June 5, 2012, by and between Organogenesis Switzerland GmbH and Stiftung Regionales Gründerzentrum Reinach, as amended by that certain Supplement No. 1 dated May 9, 2017 and that certain Supplement No. 2 dated May 9, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.6	Lease Agreement, dated as of January 1, 2014, by and between Oxmoor Holdings, LLC and Prime Merger Sub, LLC (as successor-in-interest to Nutech Medical, Inc.) (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.7	Standard Industrial/Commercial Multi-Tenant Lease—Net, dated as of March 7, 2011, by and among Liberty Industrial Park and Organogenesis Inc., as amended by that certain First Amendment dated as of April, 2013, Second Amendment dated as of April 19, 2015, and Third Amendment dated as of March 9, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.8‡	Amended and Restated Key Employee Agreement dated as of February 1, 2007 by and between Organogenesis Inc. and Gary Gillheeney (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

Exhibit No.	Exhibit

10.9‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Patrick Bilbo (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.10‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Antonio Montecalvo (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.11‡	Employee Letter Agreement dated as of January 19, 2018 by and between Organogenesis Inc. and Lori Freedman (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.12‡	Employee Letter Agreement dated as of May 9, 2017 by and between Organogenesis Inc. and Brian Grow (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.13‡	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.14‡	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.15‡	Form of Non-Statutory Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.16‡	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.17‡	Form of Incentive Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.18‡	Form of Non-Statutory Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.19‡	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.20†	Settlement and License Agreement effective as of October 25, 2017 by and among Organogenesis Inc., RESORBA Medical GmbH, and Advanced Medical Solutions Group plc (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement in Form S-4 (File No. 333-227090) filed with the SEC on October 9, 2018)

10.21	Amended and Restated Code of Ethics and Conduct of ORGO adopted on December 10, 2018 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.22	Controlling Stockholders Agreement dated as of December 10, 2018 by and among ORGO and the Controlling Entities (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.23	Lease dated March 13, 2019 between Organogenesis Inc., as tenant, and Bobson Norwood Commercial, LLC, as landlord (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 19, 2019)

10.24	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-213465) filed with the SEC on September 2, 2016)

10.25	Fourth Amendment to Lease dated February 14, 2020 by and between Liberty Industrial Park and Organogenesis Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 9, 2020)

Exhibit No.	Exhibit

10.26	Second Amendment to Lease dated February 7, 2020 by and between Oxmoor Holdings, LLC and Organogenesis Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 9, 2020)

10.27‡	Summary of Amendment to Severance for Gary S. Gillheeney, Sr. (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A (File No. 001-37906) filed with the SEC on April 29, 2020)

10.28‡	Offer Letter dated January 15, 2021 between the Company and David C. Francisco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on February 16, 2021)

10.29‡	Change in Control Retention Agreement between Organogenesis Holdings Inc. and Gary S. Gillheeney, Sr. effective as of May 10, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.30‡	Form of Change in Control Retention Agreement (Non-CEO Executive Officers) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.31‡	Form of Change in Control Retention Agreement (Independent Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.32	Credit Agreement dated and effective as of August 6, 2021 among Organogenesis Holdings Inc., as borrower, Organogenesis Inc. and Prime Merger Sub, LLC, as guarantors, and Silicon Valley Bank, as Administrative Agent, Lead Arranger, Bookrunner, Issuing Lender and Swingline Lender, and Silicon Valley Bank and the several other lenders from time to time party thereto, collectively as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 9, 2021)

10.33	Purchase and Sale Agreement dated as of August 11, 2021 by and between Organogenesis Inc. and 275 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 16, 2021)

21.1**	Subsidiaries of Organogenesis Holdings Inc.

23.1**	Consent of RSM US LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Annual Report of Organogenesis Holdings Inc. on Form
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

ORGANOGENESIS HOLDINGS INC.

By:	/s/ Gary S. Gillheeney, Sr.
Gary S. Gillheeney, Sr.
President and Chief Executive Officer

Date:	April 29, 2022