Form 10-Q
period 2022-03-31
Organogenesis Holdings Inc.
filed 2022-05-10
CIK 1661181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter
ly
Period Ended March 31, 2022
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock outstanding as of May 1, 2022 was 129,130,179.

Organogenesis Holdings Inc.
Quarterly Report on Form
10-Q
For the Quarterly Period Ended March 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on
Form 10-Q
(this “Form
10-Q”)
contains forward-looking statements. These statements may relate to, but are not limited to, expectations of our future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form
10-Q
may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Form
10-Q
and in “Part I, Item 1A—Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2021. These forward-looking statements speak only as of the date of this Form
10-Q.
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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$107,897	$113,929
Restricted cash	605	599
Accounts receivable, net	79,477	82,460
Inventory , net	22,737	25,022
Prepaid expenses and other current assets	7,135	4,969

Total current assets	217,851	226,979
Property and equipment, net	84,268	79,160
Intangible assets, net	24,452	25,673
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	47,468	49,144
Deferred tax asset, net	31,994	31,994
Other assets	1,467	1,537

Total assets	$436,272	$443,259

Liabilities and Stockholders’ Equity
Current liabilities:
D eferred acquisition consideration	$1,436	$1,436
Current portion of term loan	3,126	2,656
F inance lease obligations	101	200
Current portion of operating lease obligations	11,775	11,785
Accounts payable	27,935	29,339
Accrued expenses and other current liabilities	32,419	36,589

Total current liabilities	76,792	82,005
Term loan, net of current portion	69,869	70,769
Operating lease obligations, net of current portion	45,323	46,893
Other liabilities	1,060	1,557

Total liabilities	193,044	201,224

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 129,615,732 and 129,408,740 shares issued; 128,887,184 and 128,680,192 shares outstanding at March 31, 2022 and December 31, 2021, respectively.	13	13
Additional paid-in capital	303,261	302,155
Accumulated deficit	(60,046)	(60,133)

Total stockholders’ equity	243,228	242,035

Total liabilities and stockholders’ equity	$436,272	$443,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net revenue	$98,117	$102,552
Cost of goods sold	25,080	25,495

Gross profit	73,037	77,057
Operating expenses:
Selling, general and administrative	63,578	58,232
Research and development	8,587	6,209

Total operating expenses	72,165	64,441

Income from operations	872	12,616

Other expense, net:
Interest expense	(737)	(2,470)
Other expense, net	(3)	(3)

Total other expense, net	(740)	(2,473)

Net income before income taxes	132	10,143
Income tax expense	(45)	(200)

Net income	$87	$9,943

Net income, per share:
Basic	$0.00	$0.08

Diluted	$0.00	$0.07

Weighted-average common shares outstanding
Basic	128,788,721	127,870,065

Diluted	132,805,154	133,451,950

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(unaudited)
(amounts in thousands, except share data)

	Three Months Ended March 31, 2022
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2021	128,680,192	$13	$302,155	$(60,133)	$242,035
Exercise of stock options	86,121	—	291	—	291
Vesting of RSUs, net of shares surrendered to pay taxes	120,871	—	(488)	—	(488)
Stock-based compensation expense	—	—	1,303	—	1,303
Net income	—	—	—	87	87

Balance as of March 31, 2022	128,887,184	13	303,261	(60,046)	243,228

	Three Months Ended March 31, 2021
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity

Balance as of December 31, 2020	127,731,833	13	296,830	(155,035)	141,808
Exercise of stock options	285,344	—	984	—	984
Vesting of RSUs, net of shares surrendered to pay taxes	85,078	—	(417)	—	(417)
Stock-based compensation expense	—	—	698	—	698
Net income	—	—	—	9,943	9,943

Balance as of March 31, 2021	128,102,255	$13	$298,095	$(145,092)	$153,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$87	$9,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,347	1,010
Amortization of intangible assets	1,221	1,243
Amortization of operating lease right-of-use assets	1,847	1,129
Non-cash interest expense	108	72
Deferred interest expense	151	525
Provision recorded for doubtful accounts	40	921
Loss on disposal of property and equipment	—	239
Adjustment for excess and obsolete inventories	2,205	2,290
Stock-based compensation	1,303	698
Change in fair value of Earnout liability	—	(296)
Changes in operating assets and liabilities:
Accounts receivable	2,942	(16,119)
Inventory	80	(4,212)
Prepaid expenses and other current assets	(2,165)	(622)
Operating leases	(1,751)	(1,210)
Accounts payable	(1,186)	1,842
Accrued expenses and other current liabilities	(4,828)	1,411
Other liabilities	10	(164)

Net cash provided by (used in) operating activities	1,411	(1,300)
Cash flows from investing activities:
Purchases of property and equipment	(6,672)	(4,957)

Net cash used in investing activities	(6,672)	(4,957)
Cash flows from financing activities:
Payments of term loan	(469)	—
Payments of withholding taxes in connection with RSUs vesting	(488)	(417)
Proceeds from the exercise of stock options	291	984
Principal repayments of finance lease obligations	(99)	(675)
Payment of deferred acquisition consideration	—	(483)

Net cash used in financing activities	(765)	(591)
Change in cash , cash equivalents, and restricted cash	(6,026)	(6,848)
Cash , cash equivalents, and restricted cash, beginning of period	114,528	84,806

Cash , cash equivalents, and restricted cash, end of period	$108,502	$77,958

Supplemental disclosure of cash flow information:
Cash paid for interest	$627	$1,937
Cash paid for income taxes	$4	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,869	$306
Right-of-use assets obtained through operating lease obligations	$171	$310
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
COVID-19
pandemic
The coronavirus
(COVID-19)
pandemic around the world, and particularly in the United States, continues to present risks to the Company. While the
COVID-19
pandemic has not materially adversely affected the Company’s financial results and business operations through March 31, 2022, the Company is unable to predict the impact that
COVID-19
will have on its financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic.
The Company is closely monitoring the evolving impact of the pandemic on all aspects of its business. The Company has implemented a number of measures designed to protect the health and safety of its employees, support its customers and promote business continuity.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note “2. Significant Accounting Policies” to the Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, as amended (the “Annual Report”). There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report.
The unaudited consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc. and its wholly-owned subsidiaries of Organogenesis Inc., including Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future years or periods.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting periods. In preparing the consolidated financial statements, the estimates and assumptions that management consider to be significant and that present the greatest amount of uncertainty include: revenue recognition; sales returns and credit losses; inventory reserve; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived and indefinite lived assets (including intangible assets); assessing impairment of goodwill; valuation of assets and liabilities that use unobservable inputs; and the valuation and recognition of stock-based compensation. Actual results and outcomes may differ significantly from those estimates and assumptions.

Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)
No. 2019-12,
Income Taxes— Simplifying the Accounting for Income Taxes
. The standard intends to simplify and reduce the cost of accounting for income taxes. The new guidance removes certain exceptions for recognizing deferred taxes for foreign investments, the incremental approach to performing intraperiod allocation, and calculating income taxes in interim periods for year to date losses that exceed anticipated full year losses. The standard also adds guidance to reduce complexity in certain areas, including accounting for franchise taxes that are partially based on income, transactions with a government that result with a step up in the tax basis of goodwill, changes in tax law enacted during interim periods, and allocating taxes to members of a consolidated group which are not subject to tax. For public business entities, the amendments in ASU
2019-12
are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all periods in which financial statements have not yet been issued, including interim periods. The Company adopted this standard on January 1, 2021 and noted no impact to the financial statements.
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
ASU 2016-13 and
the related updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities excluding entities eligible to be smaller reporting companies and for fiscal years, and interim periods within those years, beginning after December 15, 2022 for all other entities. Early adoption is permitted. As the Company was a smaller reporting company when the standard was issued, the Company took advantage of the extended transition period and will adopt this standard and the related improvements on January 1, 2023 by recognizing a cumulative-effect adjustment to retained earnings for any impact. The Company is currently assessing the adoption of
ASU 2016-13
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
No. 2021-01,
Reference Rate Reform
 (Topic 848): Scope
 (“ASU
2021-01”),
to clarify certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting to apply to derivatives that are affected by the discounting transition. Both ASU
2020-04
and ASU
2021-01
are effective upon issuance through December 31, 2022. The Company’s debt agreement that utilizes LIBOR has conventional LIBOR replacement language. Since the debt agreement has not discontinued the use of LIBOR, this ASU is not yet effective for the Company. To the extent the interest rate changes to the rate specified in the debt agreement, the Company will utilize the relief in this ASU. The Company evaluated the effects of adopting the provisions of ASU
2020-04
and ASU
2021-01
and does not expect a material impact on the Company’s consolidated financial statements.

3. Acquisition
On September 17, 2020 (the “Acquisition Date”), the Company acquired certain assets and assumed certain liabilities of CPN Biosciences, LLC (“CPN”) pursuant to an asset purchase agreement dated July 24, 2020. CPN offered a physician office management solution and advanced wound care products.
The aggregate consideration amounted to $19,024 as of the Acquisition Date, consisting of $6,427 in cash, 2,151,438 shares of the Company’s Class A common stock with a fair value of $8,815, and contingent consideration (the “Earnout”) with a fair value of $3,782. On the Acquisition Date, the Company paid $5,820 in cash and issued 1,947,953 shares of the Company’s Class A common stock. The remaining consideration of $1,436 was held back and was released in April 2022 by the Company paying additional $739 in cash and issuing additional 203,485 shares of the Company’s Class A common stock to the former equityholders
of CPN.

The Company is obligated to pay the Earnout to CPN’s former
equityholders
if CPN’s legacy product revenue in the Earnout Period (July 1, 2021 to June 30, 2022), exceeds CPN’s 2019 revenue. The amount of the Earnout, if any, will be equal to 70% of the excess and will be payable 60 days after the expiration of the Earnout Period. The Company recorded a non-current
liability of $3,782 on the Acquisition Date for the fair value of the contingent consideration related to the expected Earnout. The Company assesses the fair value of the Earnout liability at each reporting period. As of March 31, 2022, the Earnout liability was estimated at $0 as a result of the Company’s updated assessment of the near-term market for the CPN product portfolio. Subsequent changes in the estimated fair value of the liability are reflected in earnings until the liability is settled. See Note “5. Fair Value Measurement of Financial
Assets and Liabilities”.
4. Product and Geographic Sales
The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s products to customers based on specific payment and shipping terms in the arrangement. The entire transaction price reflects a single performance obligation. Product revenue is recognized when a customer obtains control of the Company’s products which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts
,
and Group Purchasing Organization (“GPO”) rebates, which represent a direct reduction to the revenue recognized. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances. For the three months ended March 31, 2022 and 2021, the Company recorded GPO fees of $619 and $700, respectively, as a direct reduction of revenue.
The following tables set forth revenue by product category:

	Three Months Ended March 31,
	2022	2021
Advanced Wound Care	$90,950	$90,708
Surgical & Sports Medicine	7,167	11,844

Total net revenue	$98,117	$102,552

For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.
5. Fair Value
Measurement

of Financial Assets and Liabilities
As of March 31, 2022 and December 31, 2021, the Company’s financial assets and liabilities measured at fair value on a recurring basis only included the Earnout liability as discussed below.
Earnout Liability
In connection with accounting for the CPN acquisition on September 17, 2020, the Company recorded an Earnout liability of $3,782 on the Acquisition Date, representing the fair value of contingent consideration payable upon the achievement of a certain revenue target. The Earnout liability is classified as a Level 3 measurement within the fair value hierarchy for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of such Earnout liability is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout Period. The Company assesses the fair value of the Earnout liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in selling, general and administrative expenses until the liability is settled. For more information about the Earnout liability, refer to Note “3. Acquisition”. As of December 31, 2021 and March 31, 2022, the Earnout liability was $0 as a result of the Company’s updated assessment of the near-term market for the CPN product portfolio. The following table provides a roll-forward of the fair value of the Company’s Earnout liability, for which fair value is determined using Level 3 inputs:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$—	$3,985
Change in fair value	—	(296)

Ending balance	$—	$3,689

The Company did not have any financial assets a
nd
liabilities measured at fair value on a
non-recurring
basis as of March 31, 2022 or December 31, 2021.
6. Accounts Receivable, Net
Accounts receivable consisted of the following:

	March 31	December 31,
	2022	2021
Accounts receivable	$84,604	$87,613
Less — allowance for doubtful accounts	(5,127)	(5,153)

	$79,477	$82,460

The Company’s allowance for doubtful accounts was comprised of the following:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$5,153	$2,669
Additions	40	921
Write-offs	(66)	(14)

Balance at end of period	$5,127	$3,576

7. Inventories
Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$9,524	$9,023
Work in process	995	991
Finished goods	12,218	15,008

	$22,737	$25,022

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory level and working with operations to maximize recovery of excess inventory. During the three months ended March 31, 2022 and 2021, the Company charged $2,205 and $2,290, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations.
8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Subscriptions	$2,685	$2,745
Conferences and marketing expenses	2,060	538
Deposits	1,344	1,216
Insurance	1,001	358
Other	45	112

	$7,135	$4,969

Deposits are funds held by vendors which are expected to be released within twelve months and therefore they are recorded as current assets.

9. Property and Equipment, Net
Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Leasehold improvements	$33,973	$30,531
Buildings	4,943	4,943
Furniture, computers and equipment	54,822	53,959

	93,738	89,433
Accumulated depreciation and amortization	(59,075)	(57,729)
Construction in progress	49,605	47,456

	$84,268	$79,160

Depreciation expense was $1,347 and $1,010, for the three months ended March 31, 2022 and 2021, respectively.
Construction in progress primarily represents unfinished c
ons
truction work on a purchased building located on the Company’s Canton, Massachusetts campus and improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts.
10. Goodwill and Intangible Assets
Goodwill was $28,772 as of March 31, 2022 and December 31, 2021.
Identifiable intangible assets consisted of the following as of March 31, 2022:

	Original Cost	Accumulated Amortization	Net Book Value
Developed technology	$32,620	$(18,573)	$14,047
Trade names and trademarks	2,080	(1,236)	844
Customer relationships	10,690	(1,648)	9,042
Independent sales agency network	4,500	(4,500)	—
Patent	7,623	(7,623)	—
Non-compete agreements	1,010	(491)	519

Total	$58,523	$(34,071)	$24,452

Identifiable intangible assets consisted of the following as of December 31, 2021:

	Original Cost	Accumulated Amortization	Net Book Value
Developed technology	$32,620	$(17,709)	$14,911
Trade names and trademarks	2,080	(1,183)	897
Customer relationship	10,690	(1,381)	9,309
Independent sales agency network	4,500	(4,500)	—
Patent	7,623	(7,623)	—
Non-compete agreements	1,010	(454)	556

Total	$58,523	$(32,850)	$25,673

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, was $1,221 and $1,243 for the three months ended March 31, 2022 and 2021, respectively.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Personnel costs	$23,060	$26,865
Royalties	3,190	3,458
Accrued but unpaid lease obligations and interest	3,981	3,963
Other	2,188	2,303

	$32,419	$36,589

The accrued but unpaid lease obligations and the interest accrual on these obligations are related to the buildings in Canton, Massachusetts. See Note “17. Leases”.
12. Restructuring
In order to reduce the Company’s cost structure and achieve operating efficiency, the Company is consolidating its manufacturing operations in various locations into Massachusetts facilities.
On October 21, 2020, the Company committed to a plan to restructure the workforce and operations in its La Jolla, California facilities. The restructuring involved approximately
65 employees and was substantially completed as of December 31, 2021, with certain facility and storage activities continuing through 2024.

On March 9, 2022, the Company committed
to
a plan to restructure the workforce and operations in its Birmingham facilities. The restructuring is expected to be completed by the end of 2022 and will result in a charge of approximately
 $3.0 million, of which approximately $2.0 million is attributable to the retention benefits associated with approximately 25 employees and the remaining $1.0 million is related to the other exit activities, including but not limited to contract termination, decommission and transportation of certain fixed assets. As employees are required to provide future services, employee retention and other benefit-related costs are expensed over the service period.
As a result of the restructuring activities, the Company incurred a pre-tax charge
of $264 and $927 during the three months ended March 31, 2022 and 2021, respectively. These charges were included in selling, general and administrative expenses in the consolidated statements of operations. The liability related to the restructuring activities was $132 and $3,168 as of March 31, 2022 and December 31, 2021, respectively, and was included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a roll-forward of the restructuring liability.

	Employee	Other	Total
Liability balance as of December 31, 2021	$2,517	$651	$3,168
Expenses	115	149	264
Payments	(2,517)	(783)	(3,300)

Liability balance as of March 31, 2022	$115	$17	$132

13. Long-Term Debt Obligations
Long-term debt obligations consisted of the following:

	March 31, 2022	December 31, 2021
Line of credit	$—	$—

Term loan	73,593	74,062
Less debt discount and debt issuance cost	(598)	(637)

Term loan, net of debt discount, debt issuance cost	$72,995	$73,425

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
(2) an Applicable Margin between 1.00% to 2.25% based on the Total Net Leverage Ratio.
The 2021 Credit Agreement requires the Company to make consecutive quarterly installment payments equal to the following: (a) from September 30, 2021 through and including June 30, 2022, $469; (b) from September 30, 2022 through and including June 30, 2023, $938; (c) from September 30, 2023 through and including June 30, 2025, $1,406 and (d) from September 30, 2025 and the last day of each quarter thereafter until August 6, 2026 (the “Term Loan Maturity Date”), $1,875. The Company may prepay the Term Loan Facility, provided that any Term Loans prepaid prior to August 6, 2022 must be accompanied by a prepayment premium equal to 1.00% of the aggregate amount of Term Loans prepaid. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.
The Company must pay in arrears, on the first day of each quarter prior to August 6, 2026 (the “Revolving Termination Date”) and on the Revolving Termination Date, a fee for the
Company’s non-use of
available funds (the “Commitment Fee”). The Commitment Fee rate is between 0.25% to 0.45% based on the Total Net Leverage Ratio. The Company may elect to reduce or terminate the Revolving Facility in its entirety at any time by repaying all outstanding principal, unpaid accrued interest and, with respect to any such reduction or termination of the Revolving Commitments made prior to August 6, 2022, 1.00% of the aggregate amount of the Revolving Commitments so reduced or terminated.

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
The Company had outstanding borrowings of $73,593 and $74,062 under the Term Loan Facility and $0 under the Revolving Facility with $125,000 available for future revolving borrowings as of March 31, 2022 and December 31, 2021, respectively. The Company recorded additional debt issuance costs and related fees of $604 in connection with the Term Loan Facility, which are recorded as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheets. In connection with the Revolving Facility, the Company recorded debt issuance costs and related fees of $1,223, which are recorded as other assets. Both of these costs are being amortized to interest expense through the maturity date of the facilities.
Future payments of the 2021 Credit Agreement, as of March 31, 2022, are as follows for the calendar years ending December 31:

2022	$2,343
2023	4,687
2024	5,625
2025	6,563
2026	54,375

Total	$73,593

2019 Credit Agreement
In March 2019, the Company, its subsidiaries and SVB, and the several other lenders thereto entered into a credit agreement, as amended (the “2019 Credit Agreement”), providing for a term loan facility of $40,000 and a revolving credit facility of up to $60,000. Both facilities were set to mature in 2024. The interest rate for the term loan facility was a floating per annum interest rate equal to the greater of 3.75% above the Wall Street Journal Prime Rate and 9.25%. The interest rate for advances under the revolving facility was a floating per annum interest rate equal to the greater of the Wall Street Journal Prime Rate and 5.50%. If the Company elected to prepay the loan or terminate the facilities, the Company was required to pay a certain percentage of the outstanding principal as a prepayment fee. A final payment fee (the “Final Payment”) of 6.5% multiplied by the original aggregate principal amount of term loan facility was due upon the earlier to occur of the maturity date of the term loan or prepayment of all outstanding principal
.

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
14. Stockholders’ Equity
Common Stock
As of March 31, 2022,
t
he issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019.
As of March 31, 2022 and December 31, 2021, the Company reserved the following shares of Class A common stock for future issuance:

	March 31 2022	December 31, 2021
Shares reserved for issuance for outstanding options	7,924,792	6,596,969
Shares reserved for issuance for outstanding restricted stock units	1,496,853	764,871
Shares reserved for issuance for future grants	3,373,334	5,644,691

Total shares of authorized common stock reserved for future issuance	12,794,979	13,006,531

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
A total of
 9,198,996
shares of Class A common stock have been authorized to be issued under the 2018 Plan (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company). There has been no change to the total authorized shares since the adoption of the 2018 Plan.
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

Stock-based compensation expense was $1,303 and $698 for the three months ended March 31, 2022 and 2021, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the consolidated statements of operations.

Restricted Stock Units (RSUs)
The Company granted 931,431 and 284,708 time-based restricted stock units to its employees, executives and the Board of Directors in the three months ended March 31, 2022 and 2021, respectively. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.
The activity of restricted stock units is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	764,871	$7.52
Granted	931,431	7.59
Vested	(179,714)	7.81
Canceled/Forfeited	(19,735)	6.83

Unvested at March 31, 2022	1,496,853	$7.54

As of March 31, 2022, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $7,892 and the weighted average remaining recognition period for unvested awards was 3.19 years.
Stock Option Valuation
The stock options granted during the three months ended March 31, 2022 and 2021 were 1,418,224 and 1,037,099, respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods were as follows, presented on a weighted-average basis:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.92%	0.82%
Expected term (in years)	6.25	6.21
Expected volatility	50.66%	39.30%
Expected dividend yield	0.0%	0.0%
Exercise price	$8.03	$13.54
Underlying stock price	$7.87	$13.54

These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2022 and 2021 of $3.94 and $5.31, respectively.
Stock Option Activity
The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	6,596,969	$4.10	5.20	$38,524
Granted	1,418,224	8.03
Exercised	(86,121)	3.38		441
Canceled / forfeited	(4,280)	2.69

Outstanding as of March 31, 2022	7,924,792	4.82	5.83	29,053

Options exercisable as of March 31, 2022	4,600,567	2.52	3.57	25,113

Options vested or expected to vest as of March 31, 2022	7,215,073	$4.44	5.50	$28,567

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.
The total fair value of options vested during the three months ended March 31, 2022 and 2021 was $1,612 and $143, respectively.
As of March 31, 2022, the total unrecognized stock compensation expense related to unvested stock options expected to vest was $7,579 and was expected to be recognized over a weighted-average period of 3.29 years.
16. Net Income per Share (EPS)
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

A reconciliation of the numerator and denomina
to
r used in the calculation of the basic and diluted net income attributable to the Class A common stockholders is as follows.

	Three Months Ended March 31,
	2022	2021
Numerator:
Net Income	$87	$9,943
Denominator:
Weighted average common shares outstanding —basic	128,788,721	127,870,065
Dilutive effect of restricted stock units	264,075	527,658
Dilutive effect of options	3,752,358	5,054,227

Weighted-average common shares outstanding—diluted	132,805,154	133,451,950
Earnings per share—basic	$0.00	$0.08

Earnings per share—diluted	$0.00	$0.07

For the three months ended March 31, 2022 and
20
21, outstanding stock-based awards of 155,207 and 1,202,193 were excluded from the diluted EPS calculation as they were anti-dilutive.
17. Leases
As of December 31, 2021 and March 31, 2022, the Company’s contracts that contained a lease consisted primarily of real estate, equipment and vehicle leases.
The Company leases real estate for office, lab, warehouse and production space under noncancelable leases that expire at various dates through 2035, subject to the Company’s options to terminate or renew certain leases for an additional five to ten years.
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
right-of-use
assets and liabilities calculation.

On January 1, 2013, the Company entered into finance lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts. 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also stockholders of the Company. Other than the lease with 275 Dan Road SPE, LLC which was terminated in August 2021 as discussed below, the remaining three leases were set to terminate on December 31, 2022 and each contained a renewal option for a five-year period with a rental rate at the greater of (i) rent for the last year of the prior term, or (ii) the then fair market value. The Company exercised the option to extend the leases for an additional five years in November 2021. These leases were reclassified from finance leases to operating leases upon the Company’s reassessment of the lease classification according to ASC
842-10-25-1
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
Purchase of the Underlying Asset
to account for the purchase of the leased asset. In connection with the purchase of the 275 Dan Road Building, the Company paid 50% of the accrued but unpaid lease obligations associated with this building and the accrued interest thereof. The remaining balance is being paid in five quarterly installments ending on January 3, 2023. The interest on the balance of the accrued but unpaid lease obligations associated with the 275 Dan Road Building was reduced to an annual simple rate of 4.5%.

The accrued but unpaid lease obligations as well as the related interest accruals are shown below.

	March 31	December 31,
	2022	2021
Principal portion of rent in arrears	7,246	7,246
Unpaid operating and common area maintenance costs	52	558

Total accrued but unpaid lease obligations	7,298	7,804
Accrued interest on accrued but unpaid lease obligations	1,956	1,938
The principal portion of rent in arrears was included in the short-term portion of operating lease obligations other than the balance related to the 275 Dan Road Building that was included in accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2022 and December 31, 2021. The unpaid operating and common area maintenance costs, and the accrued interest on the accrued but unpaid lease obligations were included in accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2022 and December 31, 2021
.

The components of lease cost were as follows:

		Three Months Ended March 31,
	Classification	2022	2021

Finance lease
Amortization of right-of-use assets	COGS and SG&A	$107	$299
Interest on lease liabilities	Interest Expense	5	349

Total Finance lease cost		112	648
Operating lease cost	COGS, R&D, SG&A	2,434	1,280
Short-term lease cost	COGS, R&D, SG&A	669	715
Variable lease cost	COGS, R&D, SG&A	918	1,363

Total lease cost		$4,133	$4,006

Supplemental balance sheet information related to finance leases was as follows:

	March 31, 2022	December 31, 2021
Property and equipment, gross	$1,174	$1,174
Accumulated depreciation	(1,067)	(961)

Property and equipment, net	$107	$213

Finance lease obligations	$101	$200

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,337	$1,362
Operating cash flows for finance leases	$5	$523
Financing cash flows for finance leases	$99	$675
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$171	$310
Finance leases	$—	$—

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term
Finance leases	0.21	0.45
Operating leases	8.04	8.22

	March 31, 2022	December 31, 2021
Weighted-average discount rate
Finance leases	11.30%	11.30%
Operating leases	4.53%	4.51%
As of March 31, 2021, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
2022	$11,873	$103
2023	8,104	—
2024	7,315	—
2025	7,526	—
2026	7,435	—
Thereafter	25,966	—

Total lease payments	68,219	103
Less: interest	(11,121)	(2)

Total lease liabilities	$57,098	$101

18. Commitments and Contingencies
Royalties
The Company entered into a license agreement with a university for certain patent rights related to the development, use and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of March 31, 2022 and December 31, 2021, respectively, and were classified as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheets. There was no royalty expense incurred during the three months ended March 31, 2022 or 2021 related to this agreement.
In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense of $1,601 and $1,220 during the three months ended March 31, 2022 and 2021, respectively, within selling, general and administrative expenses on the consolidated statements of operations.

Legal Matters
In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable. The Company accrued $150 as of March 31, 2022 and December 31, 2021 in relation to certain pending lawsuits.
19. Related Party Transactions
Lease obligations to affiliates, including accrued but unpaid lease obligations, and purchase of an asset under a finance lease with an affiliate are further described in Note “17. Leases”.
During 2010, the Company’s Board of Directors approved a loan program that permitted the Company to make loans to three executives of the Company (the “Employer Loans”) to (i) provide them with liquidity (“Liquidity Loans”) and (ii) fund the exercise of vested stock options (“Option Loans”). Two of the executives left the Company in 2014. The Employer Loans matured with all principal and accrued interest due on the tenth anniversary of the issuance date of each subject loan. Interest on the Employer Loans was at various rates ranging from 2.30
%

-
3.86% per annum, compounded annually. The Employer Loans were secured by shares of the Company’s Class A common stock held by the former executives. With respect to the Liquidity Loans, the Company had no personal recourse against the borrowers beyond the pledged shares. As of December 31, 2020, Liquidity Loans and Option Loans to one former executive were outstanding with an aggregate principal balance of $100 and $334, respectively. During the three months ended March 31, 2021, this former executive paid off the outstanding principal balance of his Employer Loans and the related interest receivable. As a result, the Company recorded $179 as a recovery of the previously reserved related party receivables within selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2021. The $334 of the repaid principal balance of the Option Loans was recorded to equity.

20. Taxes
The Company is principally subject to taxation in the United States. The Company has a history of net operating losses both federally and in various states and began utilizing those losses to offset current taxable income in 2020. The Company’s wholly owned Swiss subsidiary, Organogenesis Switzerland GmbH, is subject to taxation in Switzerland and has a transfer pricing arrangement in place with Organogenesis Inc., its U.S. parent and a wholly owned subsidiary of the Company.
The income tax rate for the three months ended March 31, 2022 varied from the U.S. statutory rate of 21% primarily due to the tax adjustments related to executive compensation, other permanent tax adjustments, and discrete items. Income tax expense for the three months ended March 31, 2022 was $45, which include
d
 a discrete tax expense of $10
,
and related primarily to federal and state taxes. Income tax expense for the three months ended March 31, 2021 was
$200, which included a discrete expense of $10, and related primarily to state and foreign taxes.
The Company examines all positive and negative evidence to estimate whether sufficient future taxable income in the U.S. will be generated to permit the use of existing deferred tax assets. In the fourth quarter of 2021, the Company released the valuation allowance recorded against its U.S. deferred tax assets. Upon reviewing the positive evidence of net operating loss utilization, cumulative profits, and forecasted taxable income, the Company believed that it was more likely than not that these United States deferred tax assets will be utilized. There are no material deferred tax assets in the other jurisdictions. On a quarterly basis, the Company reassesses the need for a valuation allowance on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. After assessing both the positive and negative evidence, including net operating loss utilization, cumulative profits, and forecasted taxable income, the Company determined that it is more likely than not the U.S. deferred assets will be realized in full. As such, the Company has not recorded a valuation allowance against its U.S. deferred tax assets as of March 31, 2022 and December 31, 2021.
21. Subsequent Events
The Company has evaluated subsequent events through May 10, 2022, the date on which these consolidated financial statements were issued and has determined that there were no such events to report.

2
1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Form
10-Q
and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2022, as amended. Please refer to our note regarding forward-looking statements on page 3 of this Form
10-Q,
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
We offer a comprehensive portfolio of products in the markets we serve that address patient needs across the continuum of care. We have and intend to continue to generate data from clinical trials, real-world outcomes and health economics research that validate the clinical efficacy and value proposition offered by our products. Several of our existing and pipeline products in our portfolio have PMA approval or 510(k) clearance from the FDA. Given the extensive time and cost required to conduct clinical trials and receive FDA approvals, we believe that our data and regulatory approvals provide us a strong competitive advantage. Our product development expertise and multiple technology platforms provide a robust product pipeline, which we believe will drive future growth.
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
In the Surgical & Sports Medicine market, we focus on products that support the healing of musculoskeletal injuries, including degenerative conditions such as osteoarthritis and tendonitis. We are leveraging our regenerative medicine capabilities in this attractive, adjacent market. Our Surgical & Sports Medicine products include NuShield for surgical application in targeted soft tissue repairs; and Affinity, Novachor and PuraPly AM for management of open wounds in the surgical setting. We currently sell these products through independent agencies and our growing direct sales force.

For the three months ended March 31, 2022, we generated $98.1 million of net revenue and $0.1 million of net income compared to $102.6 million of net revenue and $9.9 million of net income for the three months ended March 31, 2021. While we reported net income for the most recent two years, we have incurred significant losses since inception and, we may incur operating losses in the future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of March 31, 2022, we had an accumulated deficit of $60.0 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our Class A common stock. We operate as one segment of regenerative medicine.
COVID-19
pandemic
The emergence of the coronavirus
(COVID-19)
around the world, and particularly in the United States, continues to present risks to the Company. While the
COVID-19
pandemic has not materially adversely affected our financial results and business operations through the first quarter ended March 31, 2022, we are unable to predict the impact that
COVID-19
will have on our financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic. We are closely monitoring the evolving impact of the pandemic on all aspects of our business. We have implemented a number of measures designed to protect the health and safety of our employees, support our customers and promote business continuity. We continue to evaluate the Company’s liquidity position, communicate with and monitor the actions of our customers and suppliers, and review our near-term financial performance as we manage the Company through this period of uncertainty.
End of Enforcement Grace Period for ReNu and NuCel
On November 16, 2017, the FDA issued a final guidance document entitled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use”, or 361 HCT/P Guidance, which provided the FDA’s thinking on how to apply the existing regulatory criteria for regulation as a Section 361 HCT/P. The 361 HCT/P Guidance clarified the FDA’s views about the criteria that differentiate those products subject to regulation under Section 361 of the Public Health Service Act from those considered to be drugs, devices, and/or biological products subject to licensure under Section 351 and related regulations. The 361 HCT/P Guidance originally indicated that the FDA was providing a 36-month enforcement
grace period to allow time for distributors of HCT/Ps to make any regulatory submissions and obtain any premarket approvals necessary to comply with the guidance. In July 2020, the FDA announced that the enforcement grace period would be extended until May 31, 2021 as a result of the challenges presented by the COVID-19 public
health emergency. On April 21, 2021, the FDA reaffirmed that the enforcement grace period would end on May 31, 2021, at which time we ceased commercial distribution of ReNu and NuCel. We are continuing to conduct clinical studies of ReNu to support FDA approval of a Biologics License Application for the treatment of knee osteoarthritis and, based on favorable feasibility studies, we believe ReNu has potential as a treatment for additional osteoarthritis and tissue regeneration applications. Accordingly, we have decided to focus on clinical development of ReNu and we discontinued clinical development of NuCel.
Dermagraft
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
Revenue
We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of March 31, 2022, we had approximately 340 direct sales representatives and approximately 150 independent agencies.

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
Cost of goods sold and gross profit
Cost of goods sold includes personnel costs, product testing costs, quality assurance costs, raw materials and product costs, manufacturing costs, and the costs associated with our manufacturing and warehouse facilities. The increases in our cost of goods sold correspond with the increases in sales units driven by the expansion of our sales force and sales territories, expansion of our product portfolio offerings, and the number of healthcare facilities that offer our products. We expect our cost of goods sold to increase due primarily to the anticipated increase in sales volumes.
Gross profit is calculated as net revenue less cost of goods sold and generally increases as revenue increases. Our gross profit is affected by product and geographic sales mix, realized pricing of our products, the efficiency of our manufacturing operations and the costs of materials used and fees charged by third-party manufacturers to produce our products. Regulatory actions, including healthcare reimbursement scenarios, which may require costly expenditures or result in pricing pressures, may decrease our gross profit.
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
In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. Based on a consideration of the factors discussed above, we have determined that our net U.S. deferred tax assets do not require a valuation allowance as of March 31, 2022 and December 31, 2021.

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
Results of Operations
The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended March 31,
	2022	2021
Net revenue	$98,117	$102,552
Cost of goods sold	25,080	25,495

Gross profit	73,037	77,057
Operating expenses:
Selling, general and administrative	63,578	58,232
Research and development	8,587	6,209

Total operating expenses	72,165	64,441

Income from operations	872	12,616

Other expense, net:
Interest expense	(737)	(2,470)
Other expense, net	(3)	(3)

Total other expense, net	(740)	(2,473)

Net income before income taxes	132	10,143
Income tax expense	(45)	(200)

Net income	$87	$9,943

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

The following is a reconciliation of GAAP net income to
non-GAAP
EBITDA and
non-GAAP
Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
Net income	$87	$9,943
Interest expense	737	2,470
Income tax expense	45	200
Depreciation	1,347	1,010
Amortization	1,221	1,243

EBITDA	3,437	14,866

Stock-based compensation expense	1,303	698
Recovery of certain notes receivable from related parties (1)	—	(179)
Change in fair value of Earnout (2)	—	(296)
Restructuring charge (3)	264	927

Adjusted EBITDA	$5,004	$16,016

(1)	Amount reflects the collection of certain notes receivable from related parties previously reserved. See Note “19. Related Party Transactions”.
(2)
Amount reflects the change in the fair value of the Earnout liability in connection with the CPN acquisition. See Note “3. Acquisition” and “5. Fair Value Measurement of Financial Assets and Liabilities”.

(3)	Amount reflects employee retention and benefits as well as the facility-related cost related to the Company’s restructuring activities. See Note “12. Restructuring”.
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except for percentages)
Advanced Wound Care	$90,950	$90,708	$242	0%
Surgical & Sports Medicine	7,167	11,844	(4,677)	(39%)

Net revenue	$98,117	$102,552	$(4,435)	(4%)

Net revenue from our Advanced Wound Care products in the three months ended March 31, 2022 was $91.0 million, relatively consistent with the net revenue of $90.7 million in the three months ended March 31, 2021.
Net revenue from our Surgical & Sports Medicine products decreased by $4.7 million, or 39%, to $7.2 million in the three months ended March 31, 2022 from $11.8 million in the three months ended March 31, 2021. The decrease in Surgical & Sports Medicine net revenue was primarily due to the continued impact of the suspension of marketing of our ReNu and NuCel products in connection with the expiration of the FDA’s enforcement grace period on May 31, 2021 and, to a lesser extent, the impact of the
COVID-19
pandemic on sales of our Affinity product.
Included within net revenue is PuraPly revenue of $53.3 million and $41.3 million for the three months ended March 31, 2022 and 2021, respectively. The continued increase in PuraPly revenue in the three months ended March 31, 2022 was due to our expanded sales force, expanded sites of care, and increased adoption, by existing and new customers, of our PuraPly line extensions.

Cost of goods sold and gross profit

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except for percentages)
Cost of goods sold	$25,080	$25,495	$(415)	(2%)

Gross profit	$73,037	$77,057	$(4,020)	(5%)

Cost of goods sold decreased by $0.4 million, or 2%, to $25.1 million in the three months ended March 31, 2022 from $25.5 million in the three months ended March 31, 2021. The decrease in cost of goods sold was primarily due to decreased unit volumes in Surgical & Sports Medicine products.
Gross profit decreased by $4.0 million, or 5%, to $73.0 million in the three months ended March 31, 2022 from $77.1 million the three months ended March 31, 2021. The decrease in gross profit resulted primarily from decreased sales volume in Surgical & Sports Medicine products as well as increased manufacturing-related costs.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except for percentages)
Research and development	$8,587	$6,209	$2,378	38%

Research and development expenses increased by $2.4 million, or 38%, to $8.6 million in the three months ended March 31, 2022 from $6.2 million in the three months ended March 31, 2021. The increase in research and development expenses was primarily due to increased headcount associated with our existing Advanced Wound Care and Surgical & Sports Medicine products, an increase in product costs associated with our pipeline products not yet commercialized and an increase in the clinical study and related costs necessary to seek regulatory approvals for certain of our products.
Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except for percentages)
Selling, general and administrative	$63,578	$58,232	$5,346	9%

Selling, general and administrative expenses increased by $5.3 million, or 9%, to $63.6 million in the three months ended March 31, 2021 from $58.2 million in the three months ended March 31, 2020. The increase in selling, general and administrative expenses was primarily due to a $4.1 million increase related to additional headcount, primarily in our direct sales force, and a $2.0 million increase related to increased travel and marketing programs amid the relaxed COVID-19 travel
restrictions. These increases were partially offset by a $0.7 million decrease in restructuring costs due to the substantial completion of the restructuring activities associated with closing the La Jolla, California office.

Other Expense, net

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except for percentages)
Interest expense, net	$(737)	$(2,470)	$1,733	(70%)
Other expense, net	(3)	(3)	—	**

Total other expense, net	$(740)	$(2,473)	$1,733	(70%)

**	not meaningful
Other expense, net, decreased by $1.7 million, or 70%, to $0.7 million in the three months ended March 31, 2022 from $2.5 million in the three months ended March 31, 2021. Interest expense decreased due to the reduced interest rate for borrowings under the 2021 Credit Agreement.
Income Tax Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except for percentages)
Income tax expense	$(45)	$(200)	$155	(78%)

Income tax expense decreased by $0.2 million, or 78% to $0.0 million in the three months ended March 31, 2022 from $0.2 million in the three months ended March 31, 2021. The decrease in the provision is primarily attributed to the decrease in taxable income from $10.1 million in the three months ended March 31, 2021 to $0.1 million in the three months ended March 31, 2022. The decrease in taxable income is partially offset by the increase in the effective rate from 2.19% in the three months ended March 31, 2021 to 26.65% in the three months ended March 31, 2022 due to the release of the valuation allowance in the three months ended December 31, 2021.
Liquidity and Capital Resources
Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of March 31, 2022, we had an accumulated deficit of $60.0 million and working capital of $141.1 million which included $107.9 million in cash and cash equivalents. We also had $125,000 available for future revolving borrowings under our Revolving Facility (see Note “13. Long-Term Debt Obligations”). For the three months ended March 31, 2022, we reported $98.1 million in net revenue, $0.1 million in net income and $1.4 million of cash flows from operating activities. We expect that our cash on hand and other components of working capital as of March 31, 2022, availability under the 2021 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report.
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

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$1,411	$(1,300)
Net cash used in investing activities	(6,672)	(4,957)
Net cash used in financing activities	(765)	(591)

Net change in cash, cash equivalents, and restricted cash	$(6,026)	$(6,848)

Operating Activities
During the three months ended March 31, 2022, net cash provided by operating activities was $1.4 million, resulting from our net income of $0.1 million and non-cash
charges of $8.2 million, partially offset by cash used in connection with changes in our operating assets and liabilities of $6.9 million. Net cash used in changes in our operating assets and liabilities included an increase in prepaid expenses and other current assets of $2.2 million, a decrease in operating leases liability of $1.8 million, a decrease in accounts payable of $1.2 million, and a decrease in accrued expenses and other current liabilities of $4.8 million, all of which were partially offset by a decrease in accounts receivable of $2.9 million.
During the three months ended March 31, 2021, net cash used in operating activities was $1.3 million, resulting from our net cash used in connection with changes in our operating assets and liabilities of $19.1 million, partially offset by net income of $9.9 million and non-cash charges
of $7.8 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $16.1 million, an increase in inventory of $4.2 million, an increase in prepaid expenses and other current assets of $0.6 million, and a decrease in operating leases and other liabilities of $1.4 million, all of which were partially offset by an increase in accounts payable of $1.8 million, and an increase of accrued expenses and other current liabilities of $1.4 million.
Investing Activities
During the three months ended March 31, 2022, we used $6.7 million of cash in investing activities consisting exclusively of capital expenditures.
During the three months ended March 31, 2021, we used $5.0 million of cash in investing activities consisting exclusively of capital expenditures.
Financing Activities
During the three months ended March 31, 2022, net cash used by financing activities was $0.8 million. This consisted primarily of the payment of term loan and finance lease obligations of $0.6 million, and net payment of $0.2 million in connection with the stock awards activities.
During the three months ended March 31, 2021, net cash used by financing activities was $0.6 million. This consisted primarily of the payment of finance lease obligations of $0.7 million, and the payment of $0.5 million related to the NuTech Medical deferred acquisition consideration, partially offset by net proceeds of $0.6 million in connection with the stock award activities.
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
As of March 31, 2022, we were in compliance with the covenants under the 2021 Credit Agreement. We had outstanding borrowings under the Revolving Facility and Term Loan Facility of the 2021 Credit Agreement of $0.0 million and $73.6 million, respectively.
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
In August 2021, upon entering into the 2021 Credit Agreement, we paid an aggregate amount of $70.6 million due under the 2019 Credit Agreement, including unpaid principal, accrued interest, the Final Payment and a prepayment fee, with proceeds from the 2021 Credit Agreement, and the 2019 Credit Agreement was terminated. Upon termination of the 2019 Credit Agreement, the Company recognized $1.9 million as loss on the extinguishment of the loan for the year ended December 31, 2021.
Critical Accounting Policies and Significant Judgments and Estimates
Our unaudited consolidated financial statements have been prepared in accordance with GAAP. The preparation of our unaudited consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and the disclosure at the date of the unaudited consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our unaudited consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition. See also our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 for information about these accounting policies as well as a description of our other significant accounting policies.
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
Interest Rate Risk
As of March 31, 2022, we had $73.6 million and no borrowings outstanding under our term loan facility and revolving credit facility, respectively. Borrowings under the term loan facility and revolving credit facility bear interest at variable rates. Based on the principal amounts outstanding as of March 31, 2022, an immediate 10% change in the interest rate would not have a material impact on our debt related obligations, financial position or results of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Material Weaknesses on Internal Control over Financial Reporting
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in
Rules 13a-15(e) and
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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, management concluded that, as of March 31, 2022, our internal control over financial reporting was not effective based on those criteria.
As disclosed in the Company’s Annual Report for the fiscal year ended December 31, 2021, our management team identified the following material weakness in our internal control over financial reporting: we did not design and maintain formal accounting, business operations, and information technology policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including (i) formalized policies and procedures for reviews over account reconciliations, journal entries, and other accounting analyses, memos and procedures to ensure completeness and accuracy of information used in these review controls and (ii) controls to support the objectives of proper segregation of the initiation of transactions, the recording of transactions, and the custody of assets.

Although management has made significant progress in remediating this material weakness, management concluded that the material weakness described above continued to exist as of March 31, 2022. Specifically, when validating the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are present and functioning as designed, management identified deficiencies that indicate a lack of sustainability and inconsistent application of certain policies, procedures, and controls, including the proper segregation of duties, exacerbated in part by turnover within key positions during the past year.
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

•
We are planning the implementation of a new company-wide enterprise resource planning, or ERP, system to provide additional systematic controls and segregation of duties for our accounting processes. We anticipate that the ERP system will go live in 2022.

•
We have continued to train and cross train our employees on their internal control responsibilities and how to best support the Company if personnel turnover issues within their departments occur. We have also supplemented our internal resources with third-party resources, where necessary.

•	We have continued to engage an outside firm to assist management with performing control operating effectiveness testing throughout the year.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above related to remediation efforts. However, as the implementation of the new ERP system continues, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Our Annual Report on Form
10-K
for the year ended December 31, 2021, as amended, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the quarter ended March 31, 2022. You should consider carefully the risk factors discussed in our Annual Report on Form
10-K
for the year ended December 31, 2021, and all other information contained in or incorporated by reference in this Quarterly Report on Form
10-Q
before making an investment decision. If any of the risks discussed in the Annual Report on Form
10-K
for the year ended December 31, 2021 or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit number	Description

3.1	Certificate of Incorporation of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

3.2	Bylaws of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document XBRL

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Filed herewith

††	Furnished herewith

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2022	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco

David Francisco
Chief Financial Officer

(Principal Financial and Accounting Officer)