Form 10-Q
period 2022-06-30
Organogenesis Holdings Inc.
filed 2022-08-09
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The number of shares of the registrant’s Class A common stock outstanding as of August 1, 2022 was 130,887,817.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. These statements may relate to, but are not limited to, expectations of our future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Form 10-Q and in “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) after the date of this Form 10-Q.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “the Company,” “Organogenesis” and “ORGO” will refer to Organogenesis Holdings Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$112,279	$113,929
Restricted cash	665	599
Accounts receivable, net	88,824	82,460
Inventory, net	23,235	25,022
Prepaid expenses and other current assets	6,540	4,969
Total current assets	231,543	226,979
Property and equipment, net	93,292	79,160
Intangible assets, net	23,231	25,673
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	45,860	49,144
Deferred tax asset, net	31,994	31,994
Other assets	1,665	1,537
Total assets	$456,357	$443,259
Liabilities and Stockholders’ Equity
Current liabilities:
Deferred acquisition consideration	$-	$1,436
Current portion of term loan	3,596	2,656
Finance lease obligations	-	200
Current portion of operating lease obligations	11,871	11,785
Accounts payable	36,373	29,339
Accrued expenses and other current liabilities	36,390	37,289
Total current liabilities	88,230	82,705
Term loan, net of current portion	68,969	70,769
Operating lease obligations, net of current portion	43,700	46,893
Other liabilities	1,073	1,557
Total liabilities	201,972	201,924
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 131,613,917 and 129,408,740 shares issued; 130,885,369 and 128,680,192 shares outstanding at June 30, 2022 and December 31, 2021, respectively.	13	13
Additional paid-in capital	307,374	302,155
Accumulated deficit	(53,002)	(60,833)
Total stockholders’ equity	254,385	241,335
Total liabilities and stockholders’ equity	$456,357	$443,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$121,401	$123,196	$218,518	$225,748
Cost of goods sold	26,652	29,940	51,732	55,435
Gross profit	94,749	93,256	166,786	170,313
Operating expenses:
Selling, general and administrative	72,609	62,349	136,187	120,581
Research and development	10,205	7,320	18,792	13,529
Total operating expenses	82,814	69,669	154,979	134,110
Income from operations	11,935	23,587	11,807	36,203
Other expense, net:
Interest expense	(730)	(2,431)	(1,467)	(4,901)
Other expense, net	(21)	18	(24)	15
Total other expense, net	(751)	(2,413)	(1,491)	(4,886)
Net income before income taxes	11,184	21,174	10,316	31,317
Income tax expense	(2,440)	(487)	(2,485)	(687)
Net income	$8,744	$20,687	$7,831	$30,630

Net income, per share:
Basic	$0.07	$0.16	$0.06	$0.24
Diluted	$0.07	$0.15	$0.06	$0.23
Weighted-average common shares outstanding
Basic	129,635,682	128,235,224	129,214,541	128,053,654
Diluted	132,600,579	133,988,413	132,705,206	133,721,191

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share data)

	Three and Six Months Ended June 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of March 31, 2022 (as reported)	128,887,184	$13	$303,261	$(60,046)	$243,228
Adjustment due to settlement of GPO fee dispute	-	-	-	(1,700)	(1,700)
Balance as of March 31, 2022 (as adjusted)	128,887,184	13	303,261	(61,746)	241,528
Exercise of stock options	1,759,776	-	1,751	-	1,751
Vesting of RSUs, net of shares surrendered to pay taxes	34,924	-	(158)	-	(158)
Issuance of common stock associated with business acquisition	203,485	-	828	-	828
Stock-based compensation expense	-	-	1,692	-	1,692
Net income	-	-	-	8,744	8,744
Balance as of June 30, 2022	130,885,369	$13	$307,374	$(53,002)	$254,385

Balance as of December 31, 2021 (as reported)	128,680,192	$13	$302,155	$(60,133)	$242,035
Adjustment due to settlement of GPO fee dispute	-	-	-	(700)	(700)
Balance as of December 31, 2021 (as adjusted)	128,680,192	13	302,155	(60,833)	241,335
Exercise of stock options	1,845,897	-	2,042	-	2,042
Vesting of RSUs, net of shares surrendered to pay taxes	155,795	-	(646)	-	(646)
Issuance of common stock associated with business acquisition	203,485	-	828	-	828
Stock-based compensation expense	-	-	2,995	-	2,995
Net income	-	-	-	7,831	7,831
Balance as of June 30, 2022	130,885,369	$13	$307,374	$(53,002)	$254,385

	Three and Six Months Ended June 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of March 31, 2021	128,102,255	$13	$298,095	$(145,092)	$153,016
Exercise of stock options	78,163	-	221	-	221
Vesting of RSUs, net of shares surrendered to pay taxes	102,823	-	(320)	-	(320)
Stock-based compensation expense	-	-	1,042	-	1,042
Net income	-	-	-	20,687	20,687
Balance as of June 30, 2021	128,283,241	$13	$299,038	$(124,405)	$174,646

Balance as of December 31, 2020	127,731,833	13	296,830	(155,035)	141,808
Exercise of stock options	363,507	-	1,205	-	1,205
Vesting of RSUs, net of shares surrendered to pay taxes	187,901	-	(737)	-	(737)
Stock-based compensation expense	-	-	1,740	-	1,740
Net income	-	-	-	30,630	30,630
Balance as of June 30, 2021	128,283,241	$13	$299,038	$(124,405)	$174,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$7,831	$30,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,875	2,073
Amortization of intangible assets	2,442	2,486
Amortization of operating lease right-of-use assets	3,649	2,562
Non-cash interest expense	217	143
Deferred interest expense	291	1,036
Provision recorded for doubtful accounts	122	1,496
Loss on disposal of property and equipment	196	239
Adjustment for excess and obsolete inventories	5,228	4,678
Stock-based compensation	2,995	1,740
Change in fair value of Earnout liability	-	(3,058)
Changes in operating assets and liabilities:
Accounts receivable	(6,485)	(21,460)
Inventory	(3,441)	(4,984)
Prepaid expenses and other current assets	(1,839)	(1,649)
Operating leases	(3,472)	(2,774)
Accounts payable	2,671	716
Accrued expenses and other current liabilities	(1,697)	2,646
Other liabilities	23	(340)
Net cash provided by operating activities	11,606	16,180
Cash flows from investing activities:
Purchases of property and equipment	(12,840)	(9,290)
Net cash used in investing activities	(12,840)	(9,290)
Cash flows from financing activities:
Payments of term loan	(938)	-
Payments of withholding taxes in connection with RSUs vesting	(646)	(737)
Proceeds from the exercise of stock options	2,042	1,205
Principal repayments of finance lease obligations	(200)	(1,374)
Payment of deferred acquisition consideration	(608)	(483)
Net cash used in financing activities	(350)	(1,389)
Change in cash, cash equivalents and restricted cash	(1,584)	5,501
Cash, cash equivalents, and restricted cash, beginning of period	114,528	84,806
Cash, cash equivalents, and restricted cash, end of period	$112,944	$90,307
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,041	$3,836
Cash paid for income taxes	$974	$582
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$6,546	$4,349
Right-of-use assets obtained through operating lease obligations	$364	$29,092
Shares issued for deferred acquisition consideration	$828	$-

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

COVID-19 pandemic

The coronavirus (COVID-19) pandemic around the world, and particularly in the United States, continues to present risks to the Company. While the COVID-19 pandemic has not materially adversely affected the Company’s financial results and business operations through the second quarter ended June 30, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with GAAP and the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report.

The unaudited consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc. and its wholly-owned subsidiaries of Organogenesis Inc., including Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future years or periods.

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

Revision to Previously Issued Financial Statements

In August 2022, the Company reached an agreement with a Group Purchasing Organization (“GPO”) to settle previously disputed GPO fees for $3,300. The Company identified that part of the settlement fee should have been accrued as of March 31, 2022 and December 31, 2021. This error resulted in an overstatement of revenue and understatement of accrued expenses and other current liabilities and accumulated deficit in the financial statements included in the Company’s quarterly reports on Form 10-Q and the Company’s annual reports on Form 10-K previously filed with the SEC. The Company assessed the materiality of this error on prior period financial statements in accordance with the SEC Staff Accounting Bulletin Number 99, Materiality, and ASC 250-10, Accounting Changes and Error Corrections. The Company determined that this error was not material to the financial statements of any prior annual or interim period. To correct the immaterial misstatement, the Company revised its previously issued financial statements as follows:

	As of March 31, 2022			As of December 31, 2021
CONSOLIDATED BALANCE SHEETS	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Accrued expenses and other current liabilities	$32,419	$1,700	$34,119	$36,589	$700	$37,289
Total current liabilities	$76,792	$1,700	$78,492	$82,005	$700	$82,705
Total liabilities	$193,044	$1,700	$194,744	$201,224	$700	$201,924
Accumulated deficit	$(60,046)	$(1,700)	$(61,746)	$(60,133)	$(700)	$(60,833)
Total stockholders’ equity	$243,228	$(1,700)	$241,528	$242,035	$(700)	$241,335

	For the Three Months Ended March 31, 2022			For the Year Ended December 31, 2021
CONSOLIDATED STATEMENTS OF OPERATIONS	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net revenue	$98,117	$(1,000)	$97,117	$468,059	$(700)	$467,359
Gross profit	$73,037	$(1,000)	$72,037	$353,860	$(700)	$353,160
Income from operations	$872	$(1,000)	$(128)	$72,918	$(700)	$72,218
Net income before income taxes	$132	$(1,000)	$(868)	$63,786	$(700)	$63,086
Net income	$87	$(1,000)	$(913)	$94,902	$(700)	$94,202

	Three Months Ended March 31, 2022			For the Year Ended December 31, 2021
CONSOLIDATED STATEMENTS OF CASH FLOWS	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net income / (loss)	$87	$(1,000)	$(913)	$94,902	$(700)	$94,202
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	$(4,828)	$1,000	$(3,828)	$8,654	$700	$9,354

	Three Months Ended March 31, 2022			For the Year Ended December 31, 2021
Revenue by Product Category:	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Advanced Wound Care	$90,950	$(860)	$90,090	$430,839	$(602)	$430,237
Surgical & Sports Medicine	$7,167	$(140)	$7,027	$37,220	$(98)	$37,122
Net revenue	$98,117	$(1,000)	$97,117	$468,059	$(700)	$467,359

	Three Months Ended March 31, 2022			For the Year Ended December 31, 2021
Miscellaneous Items	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
GPO fees	$619	$1,000	$1,619	$2,963	$700	$3,663
PuraPly revenue	$53,300	$(500)	$52,800	$198,400	$(350)	$198,050

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Subsequent to the issuance of ASU 2016-13, the FASB has issued the following updates: ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments- Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments—Credit Losses (Topic 326)—Targeted Transition Relief and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The objective of ASU 2016-13 and all the related updates is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 and the related updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities excluding entities eligible to be smaller reporting companies and for fiscal years, and interim periods within those years, beginning after December 15, 2022 for all other entities. Early adoption is permitted. As the Company was a smaller reporting company when the standard was issued, the Company took advantage of the extended transition period and will adopt this standard and the related improvements on January 1, 2023 by recognizing a cumulative-effect adjustment to retained earnings for any impact. The Company evaluated the effects of adopting ASU 2016-13 and the related improvements and does not expect a material impact on the Company's consolidated financial statements.

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

The aggregate consideration amounted to $19,024 as of the Acquisition Date, consisting of $6,427 in cash, 2,151,438 shares of the Company’s Class A common stock with a fair value of $8,815, and contingent consideration (the “Earnout”) with a fair value of $3,782. On the Acquisition Date, the Company paid $5,820 in cash and issued 1,947,953 shares of the Company’s Class A common stock. The remaining consideration of $1,436 was held back and was released in April 2022 by the Company paying $608 in cash and issuing 203,485 shares of the Company’s Class A common stock to the former equity holders of CPN.

The Company was obligated to pay the Earnout to CPN’s former equity holders if CPN’s legacy product revenue in the Earnout Period (July 1, 2021 to June 30, 2022), exceeded CPN’s 2019 revenue. The amount of the Earnout, if any, would be equal to 70% of the excess and would be payable 60 days after the expiration of the Earnout Period. As of the conclusion of the Earnout Period on June 30, 2022, the Company calculated the Earnout liability to be $0. During the Earnout Period, the Company assessed the fair value of the Earnout liability at each reporting period. Subsequent changes in the estimated fair value of the liability were reflected in earnings until the liability was settled. See Note “5. Fair Value Measurement of Financial Assets and Liabilities”.

4. Product and Geographic Sales

The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s products to customers based on specific payment and shipping terms in the arrangement. The entire transaction price reflects a single performance obligation. Product revenue is recognized when a customer obtains control of the Company’s products which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts and GPO rebates, which represent a direct reduction to the revenue recognized. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances. For the three months ended June 30, 2022 and 2021, the Company recorded GPO fees of $2,334 and $829, respectively, as a direct reduction of revenue. For the six months ended June 30, 2022 and 2021, the Company recorded GPO fees of $3,953 and $1,529, respectively, as a direct reduction of revenue.

In August 2022, the Company reached an agreement with a GPO to settle previously disputed GPO fees for $3,300. The settlement fee was included in the GPO fees as a direct reduction of revenue. The Company recorded $1,600 of the settlement fee during the three months ended June 30, 2022, and has revised the historical financial statements to include $1,000 of the settlement fee in the three months ended March 31, 2022 and $700 of the settlement fee during the year ended December 31, 2021. As such, the previously issued financial statements were revised accordingly. See Note "2. Summary of Significant Accounting Policies".

The following tables set forth revenue by product category:

	Three Months Ended June 30,
	2022	2021
Advanced Wound Care	$113,791	$111,436
Surgical & Sports Medicine	7,610	11,760
Total net revenue	$121,401	$123,196

	Six Months Ended June 30,
	2022	2021
Advanced Wound Care	$203,881	$202,144
Surgical & Sports Medicine	14,637	23,604
Total net revenue	$218,518	$225,748

For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.

5. Fair Value Measurement of Financial Assets and Liabilities

Earnout Liability

In connection with accounting for the CPN acquisition on September 17, 2020, the Company recorded an Earnout liability of $3,782 on the Acquisition Date, representing the fair value of contingent consideration payable upon the achievement of a certain revenue target. The Earnout liability was classified as a Level 3 measurement within the fair value hierarchy for which fair value was derived from inputs that were unobservable and significant to the overall fair value measurement. The fair value of such Earnout liability was estimated using a Monte Carlo simulation model that utilized key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout Period. The Earnout Period ended on June 30, 2022 and the Company calculated the Earnout liability to be $0. Before its settlement, the Company assessed the fair value of the Earnout liability at each reporting period. Any subsequent changes in the estimated fair value of the liability were reflected in selling, general and administrative expenses until the liability was settled. For more information about the Earnout liability, refer to Note “3. Acquisition”.

As of December 31, 2021, the Earnout liability was $0 as a result of the Company’s assessment of the near-term market for the CPN product portfolio. The following table provides a roll-forward of the fair value of the Company’s Earnout liability, for which fair value was determined using Level 3 inputs until the end of the Earnout Period on June 30, 2022.

	Six Months Ended June 30,
	2022	2021
Beginning balance	$-	$3,985
Change in fair value	-	(3,058)
Ending balance	$-	$927

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021.

6. Accounts Receivable, Net

Accounts receivable consisted of the following:

	June 30,	December 31,
	2022	2021
Accounts receivable	$93,846	$87,613
Less — allowance for doubtful accounts	(5,022)	(5,153)
	$88,824	$82,460

The Company’s allowance for doubtful accounts was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$5,127	$3,576	$5,153	$2,669
Additions	82	575	122	1,496
Write-offs	(187)	(19)	(253)	(33)
Balance at end of period	$5,022	$4,132	$5,022	$4,132

7. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$10,228	$9,023
Work in process	1,041	991
Finished goods	11,966	15,008
	$23,235	$25,022

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three months ended June 30, 2022 and 2021, the Company charged $3,023 and $2,388, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations. During the six months ended June 30, 2022 and 2021, the Company charged $5,228 and $4,678, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Subscriptions	$2,147	$2,745
Conferences and marketing expenses	2,371	538
Deposits	958	1,216
Insurance	1,021	358
Other	43	112
	$6,540	$4,969

Deposits are funds held by vendors which are expected to be released within twelve months and therefore they are recorded as current assets.

9. Property and Equipment, Net

Property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Leasehold improvements	$35,309	$30,531
Buildings	4,943	4,943
Furniture, computers and equipment	55,799	53,959
	96,051	89,433
Accumulated depreciation	(60,600)	(57,729)
Construction in progress	57,841	47,456
	$93,292	$79,160

Depreciation expense was $1,528 and $1,063 for the three months ended June 30, 2022 and 2021. Depreciation expense was $2,875 and $2,073 for the six months ended June 30, 2022 and 2021. Construction in progress primarily represents unfinished construction work on a purchased building located on the Company’s Canton, Massachusetts campus and improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts.

10. Goodwill and Intangible Assets

Goodwill was $28,772 as of June 30, 2022 and December 31, 2021.

Identifiable intangible assets consisted of the following as of June 30, 2022:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(19,437)	$13,183
Trade names and trademarks	2,080	(1,288)	792
Customer relationships	10,690	(1,915)	8,775
Independent sales agency network	4,500	(4,500)	-
Patent	7,623	(7,623)	-
Non-compete agreements	1,010	(529)	481
Total	$58,523	$(35,292)	$23,231

Identifiable intangible assets consisted of the following as of December 31, 2021:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(17,709)	$14,911
Trade names and trademarks	2,080	(1,183)	897
Customer relationship	10,690	(1,381)	9,309
Independent sales agency network	4,500	(4,500)	-
Patent	7,623	(7,623)	-
Non-compete agreements	1,010	(454)	556
Total	$58,523	$(32,850)	$25,673

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, was $1,221 and $1,243 for the three months ended June 30, 2022 and 2021, respectively, and $2,442 and $2,486 for the six months ended June 30, 2022 and 2021, respectively.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Personnel costs	$22,101	$26,865
Royalties	3,696	3,458
Accrued but unpaid lease obligations and interest	3,476	3,963
Accrued settlement fee	3,300	-
Other	3,817	2,303
	$36,390	$36,589

The accrued but unpaid lease obligations and the interest accrual on these obligations are related to the buildings in Canton, Massachusetts. See Note “17. Leases”. See Note "4. Product and Geographic Sales" for accrued settlement fee.

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

On March 9, 2022, the Company committed to a plan to restructure the workforce and operations in its Birmingham, Alabama facilities. The restructuring is expected to be completed by the end of 2022 and will result in a charge of approximately $3.0 million, of which approximately $2.0 million is attributable to the retention benefits associated with approximately 25 employees and the remaining $1.0 million is related to the other exit activities, including but not limited to contract termination, decommission and transportation of certain fixed assets. As employees are required to provide future services, employee retention and other benefit-related costs are expensed over the service period.

As a result of the restructuring activities, the Company incurred a pre-tax charge of $643 and $939 during the three months ended June 30, 2022 and 2021, respectively, and $907 and $1,866 during the six months ended June 30, 2022 and 2021, respectively. These charges were included in selling, general and administrative expenses in the consolidated statements of operations. The liability related to the restructuring activities was $661 and $3,168 as of June 30, 2022 and December 31, 2021, respectively, and was included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a roll-forward of the restructuring liability.

	Employee	Other	Total
Liability balance as of March 31, 2022	$115	$17	$132
Expenses	523	120	643
Payments	-	(114)	(114)
Liability balance as of June 30, 2022	$638	$23	$661

	Employee	Other	Total
Liability balance as of December 31, 2021	$2,517	$651	$3,168
Expenses	638	269	907
Payments	(2,517)	(897)	(3,414)
Liability balance as of June 30, 2022	$638	$23	$661

13. Long-Term Debt Obligations

Long-term debt obligations consisted of the following:

	June 30,	December 31,
	2022	2021
Line of credit	$-	$-
Term loan	73,125	74,062
Less debt discount and debt issuance cost	(560)	(637)
Term loan, net of debt discount and debt issuance cost	$72,565	$73,425

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

The Company had outstanding borrowings of $73,125 and $74,062 under the Term Loan Facility and $0 under the Revolving Facility with $125,000 available for future revolving borrowings as of June 30, 2022 and December 31, 2021, respectively. The Company recorded additional debt issuance costs and related fees of $604 in connection with the Term Loan Facility, which are recorded as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheets. In connection with the Revolving Facility, the Company recorded debt issuance costs and related fees of $1,223, which are recorded as other assets. Both of these costs are being amortized to interest expense through the maturity date of the facilities.

Future payments of the 2021 Credit Agreement, as of June 30, 2022, are as follows for the calendar years ending December 31:

2022	$1,875
2023	4,687
2024	5,625
2025	6,563
2026	54,375
Total	$73,125

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

14. Stockholders’ Equity

Common Stock

As of June 30, 2022, the issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019.

As of June 30, 2022 and December 31, 2021, the Company reserved the following shares of Class A common stock for future issuance:

	June 30,	December 31,
	2022	2021
Shares reserved for issuance for outstanding options	6,132,561	6,596,969
Shares reserved for issuance for outstanding restricted stock units	1,471,223	764,871
Shares reserved for issuance for future grants	11,187,149	5,644,691
Total shares of authorized common stock reserved for future issuance	18,790,933	13,006,531

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

At the adoption of the 2018 plan, a total of 9,198,996 shares of Class A common stock was authorized to be issued (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company). In June, 2022, an amendment was made to the 2018 Plan, increasing the number of shares of Class A common stock reserved for issuance by 7,826,970 shares.

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

Stock-based compensation expense was $1,692 and $1,042 for the three months ended June 30, 2022 and 2021, respectively, and was $2,995 and $1,740 for the six months ended June 30, 2022 and 2021, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the consolidated statements of operations.

Restricted Stock Units (RSUs)

The Company granted 979,257 and 290,027 time-based restricted stock units to its employees, executives and the Board of Directors in the six months ended June 30, 2022 and 2021, respectively. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

	Number	Weighted Average
	of Shares	Grant Date
		Fair Value
Unvested at December 31, 2021	764,871	$7.52
Granted	979,257	7.56
Vested	(239,245)	7.11
Canceled/Forfeited	(33,660)	6.76
Unvested at June 30, 2022	1,471,223	$7.63

As of June 30, 2022, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $7,479 and the weighted average remaining recognition period for unvested awards was 2.92 years.

Stock Option Valuation

The stock options granted during the six months ended June 30, 2022 and 2021 were 1,418,224 and 1,037,099, respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods were as follows, presented on a weighted-average basis:

	June 30,	June 30,
	2022	2021
Risk-free interest rate	1.92%	0.82%
Expected term (in years)	6.25	6.21
Expected volatility	50.66%	39.30%
Expected dividend yield	0.0%	0.0%
Exercise price	$8.03	$13.54
Underlying stock price	$7.87	$13.54

These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2022 and 2021 of $3.94 and $5.31, respectively.

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2021:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2021	6,596,969	$4.10	5.20	$38,524
Granted	1,418,224	8.03
Exercised	(1,845,897)	1.11		8,408
Canceled / forfeited	(36,735)	2.50
Outstanding as of June 30, 2022	6,132,561	5.92	6.65	7,509
Options exercisable as of June 30, 2022	3,167,162	3.57	4.60	6,860
Options vested or expected to vest as of June 30, 2022	5,504,030	$5.61	6.38	$7,414

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The total fair value of options vested during the six months ended June 30, 2022 and 2021 was $2,029 and $586, respectively.

As of June 30, 2022, the total unrecognized stock compensation expense related to unvested stock options expected to vest was $7,106 and was expected to be recognized over a weighted-average period of 3.06 years.

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

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) attributable to the Class A common stockholders is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net Income	$8,744	$20,687	$7,831	$30,630
Denominator:
Weighted average common shares outstanding —basic	129,635,682	128,235,224	129,214,541	128,053,654
Dilutive effect of restricted stock units	147,600	508,015	205,838	517,837
Dilutive effect of options	2,817,297	5,245,174	3,284,827	5,149,700
Weighted-average common shares outstanding—diluted	132,600,579	133,988,413	132,705,206	133,721,191
Earnings per share—basic	$0.07	$0.16	$0.06	$0.24
Earnings per share—diluted	$0.07	$0.15	$0.06	$0.23

For the three and six months ended June 30, 2022, outstanding stock-based awards of 3,755,497 and 3,378,641 were excluded from the diluted EPS calculation as they were anti-dilutive. For the three and six months ended June 30, 2021, outstanding stock-based awards of 923,907 and 967,146 were excluded from the diluted EPS calculation as they were anti-dilutive.

17. Leases

The Company leases are primarily real estate, equipment and vehicle leases.

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

On January 1, 2013, the Company entered into finance lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts. 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also stockholders of the Company. In August 2021, the Company purchased the building (the “275 Dan Road Building”) under the lease with 275 Dan Road SPE, LLC for $6,013 and the lease was terminated. The Company recorded an asset of $4,943 to buildings within fixed asset, net in accordance with ASC 842-20-40-2 Purchase of the Underlying Asset to account for the purchase of the leased asset. Other than the lease with 275 Dan Road SPE, LLC which was terminated in August 2021, the remaining three leases were set to terminate on December 31, 2022 and each contained a renewal option for a five-year period with a rental rate at the greater of (i) rent for the last year of the prior term, or (ii) the then fair market value. The Company exercised the option to extend the leases for an additional five years in November 2021 and is currently negotiating the rental rate for those properties with the landlord. The Company used its best estimate to calculate the lease assets and liabilities in the renewal period and reassessed the classification for these leases according to ASC 842-10-25-1 Lease Classification. As a result, these leases were reclassified from finance leases to operating leases. The related finance lease assets and liabilities were reclassified to operating lease right-of-use assets and operating lease obligations on the consolidated balance sheet as of December 31, 2021. Due to the competitive real estate market for biotechnology companies in Massachusetts, the negotiated rental rate could differ materially from management’s estimates, which may significantly increase the lease assets and lease liabilities currently reported on the consolidated financial statements.

The Company owes some accrued but unpaid lease obligations under the aforementioned leases as detailed in the section below. Effective April 1, 2019, the Company agreed to accrue interest on the accrued but unpaid lease obligations at an interest rate equal to the rate charged under the 2019 Credit Agreement. These accrued but unpaid lease obligations as well as the accrued interest on these obligations were subordinated to the 2019 Credit Agreement. With the termination of the 2019 Credit Agreement and the execution of the 2021 Credit Agreement (see Note “13. Long-Term Debt Obligations”) in August 2021, these obligations are no longer subordinated to the Company’s existing loans.

In connection with the purchase of the 275 Dan Road Building in August 2021, the Company paid 50% of the accrued but unpaid lease obligations associated with this building and the accrued interest thereof. The remaining balance is being paid in five quarterly installments ending on January 3, 2023. The interest on the balance of the accrued but unpaid lease obligations associated with the 275 Dan Road Building was reduced to an annual simple rate of 4.5%.

The accrued but unpaid lease obligations as well as the related interest accruals are shown below.

	June 30,	December 31,
	2022	2021
Principal portion of rent in arrears	6,792	7,246
Unpaid operating and common area maintenance costs	-	558
Total accrued but unpaid lease obligations	6,792	7,804

Accrued interest on accrued but unpaid lease obligations	1,957	1,938

The principal portion of rent in arrears was included in the short-term portion of operating lease obligations other than the balance related to the 275 Dan Road Building that was included in accrued expenses and other current liabilities on the consolidated balance sheets as of June 30, 2022 and December 31, 2021. The unpaid operating and common area maintenance costs, and the accrued interest on the accrued but unpaid lease obligations were included in accrued expenses and other current liabilities on the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

The components of lease cost were as follows:

	Classification	Six Months Ended June 30,
		2022	2021
Finance lease
Amortization of right-of-use assets	COGS and SG&A	$213	$603
Interest on lease liabilities	Interest Expense	7	661
Total Finance lease cost		220	1,264
Operating lease cost	COGS, R&D, SG&A	4,808	3,015
Short-term lease cost	COGS, R&D, SG&A	1,391	1,414
Variable lease cost	COGS, R&D, SG&A	2,201	2,449
Total lease cost		$8,620	$8,142

Supplemental balance sheet information related to finance leases was as follows:

	June 30, 2022	December 31, 2021
Property and equipment, gross	$1,174	$1,174
Accumulated depreciation	(1,174)	(961)
Property and equipment, net	$-	$213

Finance lease obligations	$-	$200

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	4,630	3,228
Operating cash flows for finance leases	7	1,022
Financing cash flows for finance leases	200	1,374

Right-of-use assets obtained in exchange for lease obligations
Operating leases	364	29,092
Finance leases	-	-

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term
Finance leases	-	0.45
Operating leases	7.86	8.22

	June 30, 2022	December 31, 2021
Weighted-average discount rate
Finance leases	-	11.30%
Operating leases	4.54%	4.51%

As of June 30, 2022, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
2022 (remaining 6 months)	$9,713	$-
2023	8,165	-
2024	7,315	-
2025	7,526	-
2026	7,435	-
Thereafter	25,966	-
Total lease payments	66,120	-
Less: interest	(10,549)	-
Total lease liabilities	$55,571	$-

18. Commitments and Contingencies

Royalties

The Company entered into a license agreement with a university for certain patent rights related to the development, use, and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of June 30, 2022 and December 31, 2021, respectively, and were classified as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheets. There was no royalty expense incurred during the three and six months ended June 30, 2022 or 2021 related to this agreement.

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense of $2,104 and $1,134 during the three months ended June 30, 2022 and 2021, respectively, and $3,705 and $2,355 during the six months ended June 30, 2022 and 2021, respectively, within selling, general and administrative expenses on the consolidated statements of operations.

Legal Matters

In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable. The Company accrued $150 as of June 30, 2022 and December 31, 2021 for certain pending lawsuits.

19. Related Party Transactions

Lease obligations to affiliates, including accrued but unpaid lease obligations, and purchase of an asset under a finance lease with an affiliate are further described in Note “17. Leases”.

During 2010, the Company’s Board of Directors approved a loan program that permitted the Company to make loans to three executives of the Company (the “Employer Loans”) to (i) provide them with liquidity (“Liquidity Loans”) and (ii) fund the exercise of vested stock options (“Option Loans”). Two of the executives left the Company in 2014. The Employer Loans matured with all principal and accrued interest due on the tenth anniversary of the issuance date of each subject loan. Interest on the Employer Loans was at various rates ranging from 2.30% - 3.86% per annum, compounded annually. The Employer Loans were secured by shares of the Company’s Class A common stock held by the former executives. With respect to the Liquidity Loans, the Company had no personal recourse against the borrowers beyond the pledged shares. As of December 31, 2020, Liquidity Loans and Option Loans to one former executive were outstanding with an aggregate principal balance of $100 and $334, respectively. During the three months ended March 31, 2021, this former executive paid off the outstanding principal balance of his Employer Loans and the related interest receivable. As a result, the Company recorded $179 as a recovery of the previously reserved related party receivables within selling, general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2021. The $334 of the repaid principal balance of the Option Loans was recorded to equity.

20. Taxes

The Company is principally subject to taxation in the United States. The Company has a history of net operating losses both federally and in various states and began utilizing those losses to offset current taxable income in 2020. The Company’s wholly owned Swiss subsidiary, Organogenesis GmbH, is subject to taxation in Switzerland and has a transfer pricing arrangement in place with Organogenesis Inc., its U.S. parent and a wholly owned subsidiary of the Company.

The income tax rate for the six months ended June 30, 2022 varied from the U.S. statutory rate of 21% primarily due to the tax adjustments related to executive compensation, other permanent tax adjustments, and discrete items. Income tax expense for the six months ended June 30, 2022 was $2,485, which included a discrete tax expense of $23 related primarily to the interest on certain uncertain tax positions. Income tax expense for the six months ended June 30, 2021 was $687, which included a discrete tax expense of $20 related to the interest on certain uncertain tax positions.

The Company examines all positive and negative evidence to estimate whether sufficient future taxable income in the U.S. will be generated to permit the use of existing deferred tax assets. In the fourth quarter of 2021, the Company released the valuation allowance recorded against its U.S. deferred tax assets. Upon reviewing the positive evidence of net operating loss utilization, cumulative profits, and forecasted taxable income, the Company believed that it was more likely than not that these United States deferred tax assets would be utilized. There are no material deferred tax assets in the other jurisdictions. On a quarterly basis, the Company reassesses the need for a valuation allowance on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. After assessing both the positive and negative evidence, including net operating loss utilization, cumulative profits, and forecasted taxable income, the Company determined that it is more likely than not the U.S. deferred assets will be realized in full. As such, the Company has not recorded a valuation allowance against its U.S. deferred tax assets as of June 30, 2022 and December 31, 2021.

21. Subsequent Events

The Company has evaluated subsequent events through August 9, 2022, the date on which these consolidated financial statements were issued. There was no additional event to report other than that disclosed within Note. "4. Product and Geographic Sales".

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC, on March 1, 2022, as amended. Please refer to our note regarding forward-looking statements on page 3 of this Form 10-Q, which is incorporated herein by this reference.

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

For the six months ended June 30, 2022, we generated $218.5 million of net revenue and $7.8 million of net income compared to $225.7 million of net revenue and $30.6 million of net income for the six months ended June 30, 2021. While we reported net income for the most recent two years, we have incurred significant losses since inception and we may incur operating losses in the future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of June 30, 2022, we had an accumulated deficit of $53.0 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our Class A common stock. We operate as one segment of regenerative medicine.

COVID-19 pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, continues to present risks to the Company. While the COVID-19 pandemic has not materially adversely affected our financial results and business operations through the second quarter ended June 30, 2022, we are unable to predict the impact that COVID-19 will have on our financial position and operating results because of the numerous uncertainties created by the unprecedented nature of the pandemic. We are closely monitoring the evolving impact of the pandemic on all aspects of our business. We have implemented a number of measures designed to protect the health and safety of our employees, support our customers and promote business continuity. We continue to evaluate the Company’s liquidity position, communicate with and monitor the actions of our customers and suppliers, and review our near-term financial performance as we manage the Company through this period of uncertainty.

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

Dermagraft

As part of our long-term plan to consolidate manufacturing operations in Massachusetts, manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022. We currently plan to transition our Dermagraft manufacturing to Massachusetts, which we expect will result in substantial long-term cost savings. In the period when Dermagraft is not available (possibly for a few years), we expect that customers will be willing to substitute Apligraf for Dermagraft and that the suspension of Dermagraft sales will not have a material impact on our net revenue. However, if we do not realize the expected substantial long-term cost savings or if customers are unwilling to substitute Apligraf for Dermagraft during the period in which Dermagraft is unavailable, it could have an adverse effect on our net revenue and results of operations.

Components of Our Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of June 30, 2022, we had approximately 350 direct sales representatives and approximately 150 independent agencies.

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

Cost of goods sold and gross profit

Cost of goods sold includes personnel costs, product testing costs, quality assurance costs, raw materials and product costs, manufacturing costs, and the costs associated with our manufacturing and warehouse facilities. The changes in our cost of goods sold correspond with the changes in sales units and are also affected by product mix. We expect our cost of goods sold to increase due primarily to the anticipated increase in sales volumes driven by the expansion of our sales force and sales territories, expansion of our product portfolio offerings, and the number of healthcare facilities that offer our products.

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

Other expense, net

Interest expense—Interest expense consists of interest on our outstanding indebtedness, including amortization of debt discount and debt issuance costs, net of interest income recognized.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. Based on a consideration of the factors discussed above, we have determined that our net U.S. deferred tax assets do not require a valuation allowance as of June 30, 2022 and December 31, 2021.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$121,401	$123,196	$218,518	$225,748
Cost of goods sold	26,652	29,940	51,732	55,435
Gross profit	94,749	93,256	166,786	170,313
Operating expenses:
Selling, general and administrative	72,609	62,349	136,187	120,581
Research and development	10,205	7,320	18,792	13,529
Total operating expenses	82,814	69,669	154,979	134,110
Income from operations	11,935	23,587	11,807	36,203
Other expense, net:
Interest expense	(730)	(2,431)	(1,467)	(4,901)
Other expense, net	(21)	18	(24)	15
Total other expense, net	(751)	(2,413)	(1,491)	(4,886)
Net income before income taxes	11,184	21,174	10,316	31,317
Income tax expense	(2,440)	(487)	(2,485)	(687)
Net income	$8,744	$20,687	$7,831	$30,630

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

The following is a reconciliation of GAAP net income to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income	$8,744	$20,687	$7,831	$30,630
Interest expense, net	730	2,431	1,467	4,901
Income tax expense	2,440	487	2,485	687
Depreciation	1,528	1,063	2,875	2,073
Amortization	1,221	1,243	2,442	2,486
EBITDA	14,663	25,911	17,100	40,777
Stock-based compensation expense	1,692	1,042	2,995	1,740
Recovery of certain notes receivable from related parties (1)	-	-	-	(179)
Change in fair value of Earnout (2)	-	(2,762)	-	(3,058)
Restructuring charge (3)	643	939	907	1,866
Settlement fee (4)	1,600	-	2,600	-
Adjusted EBITDA	$18,598	$25,130	$23,602	$41,146

(1)
Amount reflects the collection of certain notes receivable from related parties previously reserved. See Note “19. Related Party Transactions”.
(2)
Amounts reflect the change in the fair value of the Earnout liability in connection with the CPN acquisition. See Note “3. Acquisition”.
(3)
Amounts reflect employee retention and benefits as well as other exit cost associated with the Company’s restructuring activities. See Note “12. Restructuring”.

(4)
Amounts reflect the fee the Company agreed to pay to a GPO to settle previously disputed GPO fees. See Note "4. Product and Geographic Sales".

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$113,791	$111,436	$2,355	2%
Surgical & Sports Medicine	7,610	11,760	(4,150)	(35%)
Net revenue	$121,401	$123,196	$(1,795)	(1%)

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$203,881	$202,144	$1,737	1%
Surgical & Sports Medicine	14,637	23,604	(8,967)	(38%)
Net revenue	$218,518	$225,748	$(7,230)	(3%)

Net revenue from our Advanced Wound Care products in the three and six months ended June 30,2022 was $113.8 million and $203.9 million, respectively, increased slightly compared to the net revenue of $111.4 million and $202.1 million in the three and six months ended June 30, 2021, respectively. The slight increase in Advanced Wound Care net revenue was primarily attributable to the expanded sales force, increased sales to existing and new customers, and increased adoption of our PuraPly line extensions, partially offset by the decrease of our Dermagraft product revenue, the sales of which were suspended in the three months ended June 30, 2022, and the settlement fee with a GPO recorded as a direct reduction of revenue in the three and six months ended June 30, 2022.

Net revenue from our Surgical & Sports Medicine products decreased by $4.2 million, or 35%, to $7.6 million in the three months ended June 30, 2022 from $11.8 million in the three months ended June 30, 2021. Net revenue from our Surgical & Sports Medicine products decreased by $9.0 million, or 38%, to $14.6 million in the six months ended June 30, 2022 from $23.6 million in the six months ended June 30, 2021. The decrease in Surgical & Sports Medicine net revenue was primarily due to the continued impact of the suspension of marketing of our ReNu and NuCel products in connection with the expiration of the FDA’s enforcement grace period on May 31, 2021 and, to a lesser extent, the impact of the COVID-19 pandemic on sales of our Affinity product.

Included within net revenue is PuraPly revenue of $69.4 million and $37.6 million for the three months ended June 30, 2022 and 2021, respectively, and $122.2 million and $78.9 million for the six months ended June 30, 2022 and 2021, respectively. The continued increase in PuraPly revenue in the three and six months ended June 30, 2022 was due to the expanded sales force, expanded sites of care, and increased adoption, by existing and new customers, of our PuraPly line extensions.

Cost of goods sold and gross profit

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Cost of goods sold	$26,652	$29,940	$(3,288)	(11%)
Gross profit	$94,749	$93,256	$1,493	2%

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Cost of goods sold	$51,732	$55,435	$(3,703)	(7%)
Gross profit	$166,786	$170,313	$(3,527)	(2%)

Cost of goods sold decreased by $3.3 million, or 11%, to $26.7 million in the three months ended June 30, 2022 from $29.9 million in the three months ended June 30, 2021. Cost of goods sold decreased by $3.7 million or 7% to $51.7 million in the six months ended June 30, 2022 from $55.4 million in the six months ended June 30, 2021. The decrease in cost of goods sold was primarily due to decreased sales volume in our Surgical & Sports Medicine products.

Gross profit in the three months ended June 30, 2022 was $94.7 million, increased slightly compared to the gross profit of $93.3 million in the three months ended June 30, 2021. Gross profit decreased by $3.5 million, or 2%, to $166.8 million in the six months ended June 30, 2022 from $170.3 million in the six months ended June 30, 2021. The decrease in gross profit resulted primarily from decreased sales volume in Surgical & Sports Medicine products and increased manufacturing-related costs, partially offset by a shift in product mix to our higher gross margin products.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Research and development	$10,205	$7,320	$2,885	39%

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Research and development	$18,792	$13,529	$5,263	39%

Research and development expenses increased by $2.9 million, or 39%, to $10.2 million in the three months ended June 30, 2022 from $7.3 million in the three months ended June 30, 2021. Research and development expenses increased by $5.3 million, or 39%, to $18.8 million in the six months ended June 30, 2022 from $13.5 million in the six months ended June 30, 2021. The increase in research and development expenses was primarily due to increased headcount associated with our existing Advanced Wound Care and Surgical & Sports Medicine products, an increase in product costs associated with our pipeline products not yet commercialized and an increase in the clinical study and related costs necessary to seek regulatory approvals for certain of our products.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$72,609	$62,349	$10,260	16%

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$136,187	$120,581	$15,606	13%

Selling, general and administrative expenses increased by $10.3 million, or 16%, to $72.6 million in the three months ended June 30, 2022 from $62.3 million in the three months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily due to a $6.4 million increase related to additional headcount, primarily in our direct sales force and increased sales commissions, and a $1.3 million increase in legal, royalty and other costs associated with the ongoing operations of our business. In addition, in the three months ended June 30, 2021, the Company recorded a $2.8 million reduction to the selling, general and administrative expenses related to the CPN Earnout fair value adjustments.

Selling, general and administrative expenses increased by $15.6 million, or 13%, to $136.2 million in the six months ended June 30, 2022 from $120.6 million in the six months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily due to a $10.6 million increase related to additional headcount, primarily in our direct sales force, a $2.1 million increase related to increased travel and marketing programs amid the relaxed COVID-19 travel restrictions and a $0.9 million increase in legal, royalty and other costs associated with the ongoing operations of our business. In addition, in the six months ended June 30, 2021, the Company recorded a $3.1 million reduction to the selling, general and administrative expenses related to the CPN Earnout fair value adjustments. These increases were partially offset by a $1.0 million decrease in restructuring costs due to the smaller scale of the restructuring activities associated with closing the Birmingham office in 2022 as compared to the restructuring activities associated with closing the La Jolla office in 2021.

Other Expense, net

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Interest expense, net	$(730)	$(2,431)	$1,701	(70%)
Other income, net	(21)	18	(39)	(217%)
Total other expense, net	$(751)	$(2,413)	$1,662	(69%)

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Interest expense, net	$(1,467)	$(4,901)	$3,434	(70%)
Other income, net	(24)	15	(39)	(260%)
Total other expense, net	$(1,491)	$(4,886)	$3,395	(69%)

Other expense, net, decreased by $1.7 million, or 69%, to $0.8 million in the three months ended June 30, 2022 from $2.4 million in the three months ended June 30, 2021. Other expense, net, decreased by $3.4 million or 69% to $1.5 million in the six months ended June 30, 2022 from $4.9 million in the six months ended June 30, 2021. The decrease is primarily due to the decrease in interest expense resulting from the lower interest rate for the borrowings under the 2021 Credit Agreement.

Income Tax Expense

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Income tax expense	$(2,440)	$(487)	$(1,953)	401%

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Income tax expense	$(2,485)	$(687)	$(1,798)	262%

Income tax expense increased by $2.0 million, or 401%, to $2.4 million in the three months ended June 30, 2022 from $0.5 million in the three months ended June 30, 2021. Income tax expense increased by $1.8 million, or 262% to $2.5 million in the six months ended June 30, 2022 from $0.7 million in the six months ended June 30, 2021. The increase in the provision is attributed to the increase in the effective rate from 2.21% in the six months ended June 30, 2021 to 26.99% in the six months ended June 30, 2022 due to the release of the valuation allowance in the three months ended December 31, 2021.

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of June 30, 2022, we had an accumulated deficit of $53.0 million and working capital of $143.3 million which included $112.3 million in cash and cash equivalents. We also have $125.0 million available for future revolving borrowings under our Revolving Facility (see Note “13. Long-Term Debt Obligations”). For the six months ended June 30, 2022, we reported $218.5 million in net revenue, $7.8 million in net income and $11.6 million of cash inflows from operating activities. We expect that our cash on hand and other components of working capital as of June 30, 2022, availability under the 2021 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report.

We continue to closely monitor ongoing developments in connection with the COVID-19 pandemic, which may negatively affect our commercial prospects, cash position and access to capital in fiscal 2022 or beyond. We will continue to assess our cash and other sources of liquidity and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$11,606	$16,180
Net cash used in investing activities	(12,840)	(9,290)
Net cash used in financing activities	(350)	(1,389)
Net change in cash, cash equivalents, and restricted cash	$(1,584)	$5,501

Operating Activities

During the six months ended June 30, 2022, net cash provided by operating activities was $11.6 million, resulting from our net income of $7.8 million and non-cash charges of $18.0 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $14.2 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $6.5 million, an increase in inventory of $3.4 million, an increase in prepaid expenses and other current assets of $1.8 million, a decrease in operating leases liabilities of $3.5 million, and a decrease in accrued expenses and other current liabilities of $1.7 million, partially offset by an increase in accounts payable of $2.7 million.

During the six months ended June 30, 2021, net cash provided by operating activities was $16.2 million, resulting from our net income of $30.6 million and non-cash charges of $13.4 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $27.8 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $21.5 million, an increase in inventory of $5.0 million, an increase in prepaid expenses and other current assets of $1.6 million, and a decrease in operating leases and other liabilities of $3.1 million, partially offset by an increase in accounts payable, accrued expenses and other liabilities of $3.4 million.

Investing Activities

During the six months ended June 30, 2022, we used $12.8 million of cash in investing activities solely consisting of capital expenditures.

During the six months ended June 30, 2021, we used $9.3 million of cash in investing activities solely consisting of capital expenditures.

Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities was $0.4 million. This consisted primarily of the payment of term loan and finance lease obligations of $1.1 million and the payment of $0.6 million related to the CPN deferred acquisition consideration, partially offset by the net receipts of $1.4 million in connection with the stock awards activities.

During the six months ended June 30, 2021, net cash used in financing activities was $1.4 million. This consisted primarily of the payment of finance lease obligations of $1.4 million and the payment of $0.5 million related to the NuTech Medical deferred acquisition consideration, partially offset by the net receipts of $0.5 million in connection with the stock awards activities.

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

The 2021 Credit Agreement requires us to make consecutive quarterly installment payments equal to the following: (a) from September 30, 2021 through and including June 30, 2022, $469; (b) from September 30, 2022 through and including June 30, 2023, $938; (c) from September 30, 2023 through and including June 30, 2025, $1,406 and (d) from September 30, 2025 and the last day of each quarter thereafter until August 6, 2026 (the “Term Loan Maturity Date”), $1,875. We may prepay the Term Loan Facility, provided that any Term Loans prepaid prior to August 6, 2022, must be accompanied by a prepayment premium equal to 1.00% of the aggregate amount of Term Loans prepaid. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.

We must pay in arrears, on the first day of each quarter prior to August 6, 2026 (the “Revolving Termination Date”) and on the Revolving Termination Date, a fee for our non-use of available funds (the “Commitment Fee”). The Commitment Fee rate is between 0.25% to 0.45% based on the Total Net Leverage Ratio. We may elect to reduce or terminate the Revolving Facility in its entirety at any time by repaying all outstanding principal, unpaid accrued interest and, with respect to any such reduction or termination of the Revolving Commitments made prior to August 6, 2022, 1.00% of the aggregate amount of the Revolving Commitments so reduced or terminated.

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

As of June 30, 2022, we were in compliance with the covenants under the 2021 Credit Agreement. We had outstanding borrowings under the Revolving Facility and Term Loan Facility of the 2021 Credit Agreement of $0.0 million and $73.1 million, respectively.

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

Interest Rate Risk

As of June 30, 2022, we had $73.1 million in borrowings outstanding under our term loan facility and no borrowings outstanding under our revolving credit facility, respectively. Borrowings under the term loan facility and revolving credit facility bear interest at variable rates. Based on the principal amounts outstanding as of June 30, 2022, an immediate 10% change in the interest rate would not have a material impact on our debt related obligations, financial position or results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Material Weaknesses on Internal Control over Financial Reporting

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, management concluded that, as of June 30, 2022, our internal control over financial reporting was not effective based on those criteria.

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

Although management has made significant progress in remediating this material weakness, management concluded that the material weakness described above continued to exist as of June 30, 2022.

Plans for Remediation of Material Weakness

Management has taken actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. Management is committed to finalizing the remediation of the material weakness. Management’s internal control remediation efforts include the following:

•
We are planning the implementation of a new company-wide enterprise resource planning, or ERP, system to provide additional systematic controls and segregation of duties for our accounting processes. We anticipate that the ERP system will go live in 2023.
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above related to remediation efforts. However, as the implementation of the new ERP system continues, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2021, as amended, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the quarter ended June 30, 2022. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2021 or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

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

Certificate of Amendment of Certificate of Incorporation of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on June 27, 2022)

3.3	Bylaws of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

10.1†	Organogenesis Holdings Inc. 2018 Equity Incentive Plan (as amended)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document XBRL

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Filed herewith

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2022	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco

David Francisco
Chief Financial Officer

(Principal Financial and Accounting Officer)