Form 10-K
period 2022-12-31
Organogenesis Holdings Inc.
filed 2023-03-01
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $345.2 million, computed by reference to the closing sale price of the Class A common stock as reported by The Nasdaq Capital Market on June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

The number of shares of the registrant’s Class A common stock outstanding as of February 15, 2023 was 131,176,200.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be provided in Part III of this Annual Report on Form 10-K will be provided by a Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before May 1, 2023.

Auditor Firm Id:	49	Auditor Name:	RSM US LLP	Auditor Location:	Boston, Massachusetts

ORGANOGENESIS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2022

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

TRADEMARKS AND SERVICE MARKS

All trademarks, trade names, product names, graphics and logos of Organogenesis contained herein are trademarks or registered trademarks of Organogenesis Holdings Inc. or its subsidiaries, as applicable, in the United States and/or other countries. All other party trademarks, trade names, product names, graphics and logos contained herein are the property of their respective owners. The use or display of other parties’ trademarks, trade names, product names, graphics or logos is not intended to imply, and should not be construed to imply, a relationship with, or endorsement or sponsorship of Organogenesis by such other party.

Solely for convenience, the trademarks, service marks and trade names referred to in this annual report are listed without the ®, (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

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

We offer a comprehensive portfolio of products in the markets we serve that address patient needs across the continuum of care. We have and intend to continue to generate data from clinical trials, real-world outcomes and health economics research that validate the clinical efficacy and value proposition offered by our products. Several of our existing and pipeline products in our portfolio have Premarket Application (“PMA”) approval, or 510(k) clearance from the United States Food and Drug Administration (“FDA”). Given the extensive time and cost required to conduct clinical trials and receive FDA approvals, we believe that our data and regulatory approvals provide us a strong competitive advantage. Our product development expertise and multiple technology platforms provide a robust product pipeline, which we believe will drive future growth.

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products, capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our advanced wound care products include Apligraf for the treatment of venous leg ulcers (“VLUs”) and diabetic foot ulcers (“DFUs”); Dermagraft for the treatment of DFUs (manufacturing currently suspended pending transition to a new manufacturing facility or engagement of a third-party manufacturer); PuraPly AM as an antimicrobial barrier for a broad variety of wound types; and the Affinity, Novachor, and NuShield wound coverings to address a variety of wound sizes and types. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

In the Surgical & Sports Medicine market, we are leveraging our broad regenerative medicine capabilities to address chronic and acute surgical wounds and tendon and ligament injuries. Our Sports Medicine products include NuShield for surgical applications in targeted soft tissue repairs; and Affinity, Novachor, PuraPly MZ, and PuraPly AM for management of open wounds in the surgical setting. We currently sell these products through independent agencies and our direct sales force.

As of December 31, 2022, we had approximately 1,030 full-time employees worldwide. For the year ended December 31, 2022, we generated revenue of $450.9 million and we incurred operating expenses of $323.6 million.

Competitive Strengths

We believe we have several unique strengths that have been instrumental to our success and position us well for future growth:

•
Leader in Regenerative Medicine Technology with Strong Brand Recognition. Given our extensive history in regenerative medicine, we have strong brand recognition and market-leading positions across our portfolio, which includes flagship products Apligraf, Dermagraft, and PuraPly AM, as well as our placental-based (amnion & chorion tissue) products NuShield, Affinity, and Novachor. Organogenesis is well recognized as an innovator that has advanced the science of regenerative medicine, as well as the methodology to manufacture living technology at a large commercial scale and ship it worldwide. We first entered the market in 1998 with Apligraf, which is still considered one of the major breakthroughs of the Company in the regenerative medicine market, and a leader in the skin substitute category. In addition, our product Dermagraft received FDA approval in 2001 and is a well-known brand in the global regenerative medicine market.
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

•
Comprehensive Suite of Products to Address the Clinical and Economic Needs of Wound Care Patients and Providers. Our comprehensive portfolio of wound care products allows physicians to personalize solutions to meet the needs of individual wound care patients. We engage with the physician at the earliest incidence of the patient’s healing process with our PuraPly AM product, which has antimicrobial properties that are beneficial for most types of wounds. If the underlying healing issues persist, we offer an array of bioactive products and placental-based (amnion & chorion tissue) wound coverings customizable for various sizes and types of wounds. Our experienced wound care sales force is highly trained to assist clinicians in effectively deploying the full complement of our wound care products.
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
•
Robust and Extensive Relationships Across the Continuum of Care. We have established robust and extensive customer relationships across the entire continuum of care and sites of care including hospitals, wound care centers, government facilities, ASCs, and physician offices to sell our broad portfolio of products. We serve more than 4,000 health care facilities, hospital systems, integrated delivery network (“IDNs”) and Group Purchasing Organizations (“GPOs”). In addition, we have developed important relationships with various physician specialties (Plastics, General, Vascular, Orthopedic, Podiatry, Dermatology), nurses, and other key decision-makers as well as third-party payers. Given these relationships across the continuum of care, we believe we are well positioned to increase our penetration in the Advanced Wound Care market and leverage those relationships in the Surgical & Sports Medicine market.
•
Differentiated In-house Customer Support Capabilities Including Third-Party Reimbursement Support. We strengthen our customer relationships with extensive in-house customer support capabilities. Through our dedicated team of experienced professionals, our “Circle of Care” program provides in-house third-party reimbursement, and medical and technical support.
•
Established and Scalable Regulatory, Manufacturing and Commercial Infrastructure. We have developed significant in-house expertise on the regulatory approval process that is based on our successful management of multiple products through various FDA approval pathways including PMA approval, Biologics License Application (“BLA”) approval and Premarket Notification 510(k) clearance. We have also developed rigorous and proven FDA-compliant manufacturing, distribution, and logistics capabilities. We pair our operational capabilities with a strong commercial team of sales and marketing professionals. Our established regulatory, operational and commercial infrastructure provides a firm foundation for growth as we continue to scale our business.
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
•
Continued Expansion into Surgical & Sports Medicine Market. We entered the Surgical & Sports Medicine market with the acquisition of NuTech Medical and its established and leading presence in placental-based products in 2017. We plan to continue to accelerate penetration into this market with our placental-based and collagen biomaterial products by leveraging our established commercial and operational infrastructure including our direct sales force and independent sales agencies. We also plan to continue to take advantage of significant opportunities to cross-sell within our established customer bases in both the Advanced Wound Care and Surgical & Sports Medicine markets. We believe that the Surgical & Sports Medicine market presents a strong near-term opportunity with respect to our current product portfolio as well as a significant long-term opportunity with respect to chronic inflammatory and degenerative conditions. Given our experience in the Advanced Wound Care market and regenerative medicine in general, we believe we are well positioned to capture this opportunity.
•
Launch Robust Pipeline of Products and Drive Innovation with a Proven Research and Development Platform. We have a robust pipeline of products in both the Advanced Wound Care and Surgical & Sports Medicine markets that we expect to launch in the next few years. We expect these products will deepen our portfolios and allow us to address additional clinical applications. In addition, we anticipate our ongoing efforts to complete clinical studies and publish research regarding our products will further enhance physician and payer receptiveness to our products over time. Our proven research and development capabilities and established technology platforms also support a robust and adaptable product pipeline for future applications.
•
Continue to Maximize Our Sales Force and Increase Sales Productivity and Geographic Reach. We plan to continue to expand the reach and penetration of our products by optimizing our sales organization to serve the Advanced Wound Care and Surgical & Sports Medicine markets. This effort should allow us to achieve more focused and effective sales coverage for specific market categories, broaden our geographic footprint, and leverage our expanding relationships with large hospital systems and GPOs. We also plan to increase our focus on sales outside of the United States, including the European Union and the Middle East. Currently, substantially all of our sales are in the United States.
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

Industry Overview

We focus our efforts on medical conditions that involve difficult-to-heal wounds and musculoskeletal injuries. Healing difficulties may arise from a variety of causes and in various types of tissue and anatomic areas. Impaired healing is commonly associated with an inability to move beyond the inflammatory stages of healing, resulting in a chronic wound or injury, an ongoing inflammatory cycle, and an inability to achieve normal tissue healing. Biofilm and other infectious conditions also play a key role in disrupting wound healing processes. Regenerative medicine is a collection of technologies aimed at generating tissue as close as possible to native or natural tissue, to replace damaged tissue, and to fill or replace defects. Demand for these technologies is increasing as physician understanding of the underlying wound healing processes grows and as demographic and population health trends result in the increased prevalence of systemic comorbidities that contribute to healing problems throughout the body.

Our products use regenerative medicine technologies to provide solutions in the Advanced Wound Care (Chronic Wound) and Surgical (Acute Wound) & Sports Medicine markets. Based on industry reports and management estimates, we believe that our addressable Advanced Wound Care and Surgical & Sports Medicine markets totaled approximately $24 billion in 2021, which included an estimated $10 billion addressable market for Advanced Wound Care and an estimated $14 billion for Surgical & Sports Medicine. Within the Advanced Wound Care market in 2021, 49% of treatments used advanced wound dressings, 18% used biologics, 21% used external wound healing devices, and 13% consisted of more traditional wound care dressings. The skin substitute market, within biologics, is expected to grow from $1.1 billion in 2021 to $2 billion in 2026. Within the Surgical & Sports Medicine market, the surgical/acute wound sub-market accounts for $9.1 billion, the chronic inflammatory and degenerative condition sub-market accounts for approximately $3.8 billion, and the tendon and ligament injuries sub-market accounts for approximately $1.0 billion in 2015.

Key drivers of growth in these two markets include:

•
favorable global demographics and aging population;
•
greater incidence of comorbidities that contribute to impaired healing, such as diabetes, obesity, cardiovascular and peripheral vascular disease, and smoking; and
•
increasing acceptance of advanced technologies to treat complex wounds and musculoskeletal injuries.

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

While the underlying etiology of these chronic wounds is different, at a cellular level many of the problems that result in failed healing are the same. These include uncontrolled inflammatory processes, shortages of cell types, and growth factors secreted by cells that are critical to healing, and that result in disrupted cell signaling pathways.

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

Our Solution

The wound care market includes traditional dressings such as bandages, gauzes, and ointments and advanced wound care products such as mechanical devices, advanced dressings, and biologics. These advanced wound care products target chronic and acute wounds not adequately addressed by traditional therapies. Our products are primarily classified as skin substitutes, which fall within the biologics category of the Advanced Wound Care market.

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

Advanced Wound Care Market

Wound biologics represents one of the smallest segments of the Advanced Wound Care market but is the fastest growing and has seen the highest level of innovation. According to BCC Research, the worldwide wound biologics market, which includes skin substitutes and growth factors, was estimated to be approximately $1.7 billion in 2021, of which skin substitute products are estimated to represent approximately 62%. Skin substitutes, bioengineered or biologic grafts that cover skin defects and support healing, are one of the fastest-growing categories of the Advanced Wound Care market. The skin substitute market, within biologics, is expected to grow from $1.1 billion in 2021 to $2 billion in 2026. Going forward, the skin substitute market is projected to continue to grow as patients with hard-to-heal wounds transition from other therapies to skin substitute treatment.

We expect this market to continue to grow at a rapid rate as physicians are educated about the use of these products and understand the benefits as compared to other currently marketed products, payers incentivize doctors to use more cost-effective treatments, patients demand more effective treatment solutions and advanced wound care becomes more common outside of the United States. We also believe that adoption of these products will increase as clinical evidence supporting the benefits of skin substitutes over traditional therapies continues to grow. Skin substitutes have demonstrated improved chronic and acute wound healing rates at a lower overall cost than the current standard of care. In a matched cohort study we commissioned, Medicare treatment costs for DFUs treated with Apligraf were $5,253 (p=0.49) lower per patient than the standard of care and for DFUs treated with Dermagraft, these costs were $6,991 (p=0.84) lower per patient than the standard of care. See Rice et al. “Economic outcomes among Medicare patients receiving bioengineered cellular technologies for treatment of diabetic foot ulcers.” J Med Econ. 2015;18(8):586-95.

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

Finally, the skin substitute market remains substantially underpenetrated. According to BioMed GPS, over 7.9 million wounds globally, 3.7 million in the United States, require medical care and are classified as difficult-to-heal wounds where traditional therapies are unlikely to succeed. Market growth will be propelled by the aging population and rise of diabetes, obesity, and cardiovascular disease — all associated with poor vascularity increasing the susceptibility of chronic, hard-to-heal wounds. Despite the vast need and proven benefits of advanced wound care products in general including skin substitutes, market penetration remains low in relation to the size of the total addressable market. Our internal estimates indicate that if the potentially addressable market were completely penetrated today, annual skin substitute revenue in the United States alone could exceed $9 billion.

We believe that we are well positioned in the skin substitute market as adoption continues to increase. According to BioMed GPS, we are a leading skin substitute company in the United States, and we have an experienced and established sales force with deep relationships with clinicians, wound care centers, and hospitals. We also have a diverse array of products to address the different varieties of wounds throughout the wound healing process.

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

Surgical/Acute Wounds

A surgical and/or acute wound is an injury that causes a rapid break in the skin and sometimes the underlying tissue. Acute wounds can be traumatic wounds, such as abrasions, lacerations, penetrating injuries and burns, or surgical wounds (grafts, dehiscences, necrotizing soft tissue infections) from surgical incisions. In contrast to chronic wounds, which would normally heal but stall due to biologic factors, acute wounds can be so severe that they overwhelm the body’s normal healing capacity. Biofilm and other infectious conditions, particularly in acute wounds with a high risk of infection such as open fractures, may also pose challenges to the healing of acute wounds. According to BCC Research, in the United States alone more than 150,000 deaths stem from traumatic injuries and there are more than 3 million nonfatal injuries per year. An estimated 180,000 deaths every year are caused by burns, and nonfatal burn injuries are a leading cause of morbidity. According to the American Burn Association, approximately 450,000 Americans sustain serious burn injuries every year, and more than 40,000 require hospitalization and advanced medical care.

Tendon and Ligament Injuries

Tendon and ligament injuries are common orthopedic conditions in an active and aging population. There are approximately 250,000 rotator cuff repairs performed in the United States annually. Additionally, in 2015, there were approximately 40,000 outpatient Achilles tendon repairs in the United States. Re-rupture and reoperation continue to be a significant source of concern with non-operative management, occurring in 4.8% of Achilles tendon repair cases and as many as 25% or more rotator cuff repair cases. Comorbidities such as diabetes and obesity, as well as age, are correlated with a higher risk of failed healing and re-rupture. Regenerative tissue scaffolds may be used to support the healing of tendons, ligaments, and other soft tissues. According to Technavio, the annual regenerative tissue scaffold market is estimated to exceed $1 billion.

Sports Medicine--Orthobiologics

While our current portfolio of products has applicability across a wide variety of clinical specialties and wound types in the advanced wound care and surgical wound care market, our goal is to re-enter the regenerative orthobiologics market in the future (if BLA approval for ReNu is obtained). Orthobiologics are biologic substances that are used to address injuries of the musculoskeletal system. Orthobiologic products are used to treat people with long-term disabling musculoskeletal disorders and injuries. The majority of musculoskeletal injuries occur due to recreational and sports activities. The patient demographics include both younger populations and those involved in professional sports, as well as the elderly population, usually requiring treatment for degenerative disorders and chronic diseases. The market has seen an increase in surgical volumes in part due to a higher incidence of comorbidities and chronic inflammatory and degenerative conditions, such as osteoarthritis (“OA”) and tendonitis. The growing and aging population affected with OA that is still looking to remain active will continue to seek non-surgical or minimally invasive alternatives. The prevalence of knee OA has been increasing over the past several decades in the U.S., mirroring the aging population and the growing obesity epidemic.

Chronic Inflammatory and Degenerative Conditions (Future Pipeline Opportunity)

Chronic inflammatory and degenerative orthopedic conditions are increasingly prevalent, driven in part by an aging demographic and higher levels of comorbidities such as diabetes and obesity. OA is the most common chronic condition of the joints, affecting approximately 27 million individuals in the United States. OA can affect multiple joints in the body, with arthritis of the knee being the most commonly treated. One in two adults will develop symptoms of knee OA during their lives. Other chronic inflammatory conditions such as Achilles and rotator cuff tendinosis and plantar fasciitis are also increasingly common. Similar to many of the other conditions that we seek to address, chronic inflammatory and degenerative orthopedic conditions are often correlated with smoking, obesity, and diabetes, among other factors. Collectively, these and other related conditions were treated with an estimated 9 million injections in 2016, including steroids and hyaluronic acid, or HA. According to Grand View Research, the global chronic inflammatory and degenerative orthopedic market (Viscosupplementation Market) exceeded $3.8 billion in 2020.

Our Solution

We believe our multiple regenerative technology platforms will allow us to build a broad portfolio covering the full range of needs in the Surgical & Sports Medicine market. In the short term, our focus will be on providing clinicians with wound covering and solutions to support soft tissue healing solutions with our placental-based technologies for open acute wounds and tendon and ligament surgical repair procedures. In the long-term, we plan to deepen our focus and provide solutions for chronic inflammatory and degenerative conditions, and in particular, OA as illustrated by our current Phase III Clinical Trial for ReNu. We intend to address patient needs with our portfolio in the inpatient hospital, ASC, and clinic settings. We estimate the immediate addressable Surgical & Sports Medicine market for our products to be approximately $14 billion respectively with a CAGR of approximately 6% through 2028.

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

In tendon and ligament repair, conventional surgical approaches rely on mechanical fixation to temporarily approximate damaged tissues, assuming that the natural healing process will then result in a permanent repair. Patients with impaired healing may be unable to generate the necessary tissue structures, resulting in unacceptable failure rates over time. As additional clinical evidence and technology adoption is gained with our placental-based technologies, we believe we are well positioned with our current offering (NuShield as a surgical barrier) and our native collagen surgical matrix (PuraForce for soft tissue reinforcement).

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

Orthobiologics have been shown to be an effective alternative to traditional treatments. Due to their anti-inflammatory and pro-healing effects, they go beyond mechanical intervention to support the healing process in the damaged tissue and often result in faster healing times and shorter hospital stays. The orthobiologics market includes bone morphogenetic protein, viscosupplementation with HA, synthetic bone graft substitutes, and stem cell therapy, in addition to DBM and allograft. Our current product pipeline includes Sports Medicine solutions based on placental-based technologies (ReNu). There is a rapidly growing body of clinical and scientific evidence indicating the potential of these products, particularly orthobiologics, in surgical applications, resulting in increased adoption of these products.

Our Products

Advanced Wound Care

In the Advanced Wound Care (Chronic Wound) market, we focus on the development and commercialization of a broad portfolio of cellular and acellular wound care offerings that treat patients from the earliest indication of impaired healing to wound closure. Our suite of products helps treat a wide range of chronic wounds such as VLUs, DFUs, and pressure ulcers.

The breadth and depth of our portfolio allow physicians to tailor solutions to meet the needs of individual wound care patients. Wounds of all types normally progress through predictable phases of healing, starting with inflammation, progressing to cell proliferation, and finally remodeling to form normal skin. Wounds may stall during this process, typically in the inflammatory phase, for a variety of reasons. These reasons include biofilm or infection, uncontrolled inflammatory processes, shortages of cell types and growth factors secreted by cells that are critical to healing and disrupted cell signaling pathways.

It is increasingly recognized that addressing biofilm is an important step in healing any wound. Biofilm is generated by densely packed microbial communities that are attached to the wound surface and enclosed in a matrix of self-produced extracellular polymeric substance, or EPS. Biofilm is present in at least 78% of chronic wounds and can inhibit the healing of all wound types. We engage with the physician at the earliest indication of impaired healing with our PuraPly AM product, which helps control biofilm as an antimicrobial barrier via the broad-spectrum antimicrobial PHMB. If reduction of biofilm and control of the excessive inflammatory response is sufficient to result in healing, as is many times the case, PuraPly AM may be the only product required to achieve wound closure. If underlying healing issues persist, we offer an array of bioactive products and placental-based wound coverings tailored for a wide variety of wound sizes and types.

Our advanced wound care products are used in wound clinics that are located in an outpatient hospital setting as well as in physician offices and ASCs. The table below summarizes our comprehensive advanced wound care product suite:

Product (Launch Year)	Description	Regulatory Pathway	Clinical Application
Affinity (2014)†	Fresh amniotic membrane wound covering in which viable cells, growth factors/cytokines, and ECM proteins in the native tissue are preserved.	361 HCT/P	Chronic and acute wounds

Novachor (2021)	Fresh chorion membrane wound covering in which viable cells, growth factors/cytokines, and ECM proteins in the native tissue are preserved.	361 HCT/P	Chronic and acute wounds

Apligraf (1998)	Bioengineered living cell therapy that contains two living cell types, keratinocytes, and fibroblasts, that produce a broad spectrum of cytokines and growth factors	PMA	VLUs; DFUs

Product (Launch Year)	Description	Regulatory Pathway	Clinical Application

Dermagraft (2001)*	Bioengineered product with living human fibroblasts seeded on a bioabsorbable scaffold, that produces human collagen, ECM, proteins, cytokines, and growth factors	PMA	DFUs

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

† Launched by NuTech Medical; acquired by Organogenesis in 2017.

* Launched by Smith & Nephew; acquired by Organogenesis in 2014.

Affinity & Novachor

Affinity & Novachor are fresh, amnion & chorion allograft wound coverings for application in the care of chronic and acute wounds. We believe both products are one of only a few placental tissue products containing viable amniotic cells, and are unique in that they undergo our proprietary AlloFresh process that hypothermically stores the products in their fresh state, never dried or frozen, which retains their native benefits and structure. Regulated as human cells, tissues, and cellular and tissue-based product, or HCT/P, under Section 361 of the PHSA, these products are referred to as Section 361 HCT/Ps, or simply 361 HCT/Ps. Affinity was launched in 2014 by NuTech Medical and acquired by us in 2017. Novachor was launched in December 2021.

Apligraf

Apligraf is a bioengineered bi-layered skin substitute that is the only product that has, to date, received PMA approval for the treatment of both VLUs and DFUs. Launched in 1998, Apligraf drives faster healing and more complete wound closure through its tissue-engineered structure, which includes an outer layer of protective skin cells (human epidermal keratinocytes), and an inner layer of cells (human dermal fibroblasts) contained within a collagen matrix. Apligraf is the leading skin substitute product for the treatment of VLUs, and its effectiveness has been established based on an extensive clinical history with over one million units shipped. We believe Apligraf is also the first and only wound-healing therapy to demonstrate in a randomized controlled trial, or RCT, a significant change in patients’ VLU wound tissue, showing a shift from a non-healing gene profile to a healing profile. Apligraf plays an active role in healing by providing the wound with living human skin cells, growth factors and other proteins produced by the cells, and a collagen matrix.

Dermagraft

Dermagraft is a dermal substitute grown from human dermal fibroblasts and has received PMA approval for the treatment of DFUs. Launched in 2001 by Smith & Nephew and acquired by us in 2014, this product helps to restore the compromised wound bed to facilitate healing. The living cells in Dermagraft produce many of the same proteins and growth factors that support the healing response in healthy skin. In addition to an FDA-monitored RCT demonstrating its superiority to conventional therapy in the healing of

DFUs, studies based on real-world electronic health records and Medicare data have demonstrated its superior clinical efficacy and value as compared to competitive wound care products and conventional therapy. Dermagraft can be applied weekly (up to eight times) over a twelve-week period and does not need to be removed from the wound during this period because it contains a temporary mesh fabric that is dissolvable and becomes part of the body’s own healing processes. Manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022 as part of our plan to transition our Dermagraft manufacturing to a new manufacturing facility or engage a third-party manufacturer, which we expect will result in substantial long-term cost savings. In the period when Dermagraft is not available, we expect that customers will be willing to substitute Apligraf for Dermagraft and that the suspension of Dermagraft sales will not have a material impact on our net revenue.

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

PuraPly Antimicrobial

PuraPly Antimicrobial, or PuraPly AM, was developed to address the challenges posed by bioburden and excessive inflammation in the wound. Functioning as an antimicrobial barrier skin substitute, PuraPly AM is a purified native porcine type I collagen matrix embedded with polyhexamethylene biguanide, or PHMB, a localized broad-spectrum antimicrobial. PuraPly AM was launched in 2016 and has received 510(k) clearance for the management of multiple wound types, including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds, trauma wounds, draining wounds, and first- and second-degree burns. The combination of PHMB with a native collagen matrix helps manage bioburden while supporting healing across a wide variety of wound types, regardless of severity or duration. Line extensions include PuraPly XT, which contains additional layers of collagen matrix and a higher level of PHMB. Extra-fenestrated (EF) versions of the products allow for added conformability and fluid drainage. We also developed and received 510(k) clearance for PuraPly without PHMB, which we refer to as “PuraPly,” including PuraPly MZ, for those patients who do not require an antimicrobial agent.

Surgical & Sports Medicine

In the Surgical & Sports Medicine market, we focus on the development and commercialization of products that support the healing of surgical/acute wounds, and musculoskeletal injuries including tendon repair and chronic degenerative conditions such as

OA. Our products in this market are used predominantly in the inpatient and outpatient hospital and ASC settings. The table below summarizes the principal products in our Surgical & Sports Medicine product suite:

Product (Launch Year)	Description	Regulatory Pathway	Clinical Application

NuShield (2010)

Dehydrated placental tissue barrier membrane preserved to retain all layers of the native tissue including both the amnion and chorion membranes, with the epithelial layer and the spongy/intermediate layer intact

		361 HCT/P	Barrier membrane to support repair of tendon, ligament, and other soft tissue injuries

Affinity (2014)	Fresh amniotic membrane wound covering in which viable cells, growth factors/cytokines, and ECM proteins in the native tissue are preserved	361 HCT/P	Wound covering for acute surgical wounds

Novachor (2021)	Fresh chorion membrane wound covering in which viable cells, growth factors/cytokines, and ECM proteins in the native tissue are preserved.	361 HCT/P	Wound covering for acute surgical wounds

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

PuraPly MZ (2022)

PuraPly MZ is a micronized particulate version of PuraPly that allows application in powder or gel form to deep and tunneling wounds. PuraPly MZ is intended for indications for the management of open wounds in the surgical setting.

		510(k)	Chronic and acute wounds (except 3rd degree burns)

NuShield, Affinity, Novachor, PuraPly AM, PuraForce, and PuraPly MZ

We market our NuShield product for surgical and orthopedic applications. NuShield may be used as a surgical barrier or as an on-lay or wrap barrier to support soft tissue repairs. When used as a barrier membrane, the native biological characteristics of this placental tissue may help support the healing of soft tissue defects, particularly in difficult-to-heal locations or challenging patient populations. We market our Affinity and Novachor products as wound coverings for acute surgical wounds and our PuraPly AM product as an antimicrobial barrier for the management of open wounds in the surgical setting. PuraForce is a bioengineered porcine collagen surgical matrix for use in soft tissue reinforcement applications. PuraPly MZ is a micronized particulate version of PuraPly that allows application in powder or gel form for the management of open wounds in the surgical setting.

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

PuraPly and PuraPlyAM Line Extensions

The PuraPly portfolio is comprised of a purified native collagen matrix. PuraPly AM is an antimicrobial barrier leveraging the purified native collagen matrix with broad-spectrum PHMB antimicrobial agent. The design objective of line extensions in development is to leverage our knowledge and expertise to develop products to specifically meet the needs of additional sites of care.

Placental Portfolio Expansion

We have placental products under development. The design objective is to develop a larger graft with a long shelf life stored at room temperature to meet the needs of the surgical wound market.

Our R&D team continues to research and develop additional product concepts from our placental technology platform, as well as to collaborate with our Business Development team to assess additional product in-licensing or acquisition opportunities.

Apligraf and Dermagraft Line Extensions

We have two development projects underway to develop additional sizes of Apligraf and Dermagraft. The objective is to develop at least one additional smaller size of each product to optimize clinical utilization for smaller wounds such as DFUs. These types of changes to living cell-based products require significant development and validation work, and will require FDA PMA Supplement approval for the changes. Therefore, we expect the duration of the development projects to be several years before commercial products will be available. Manufacturing of Dermagraft line extensions is dependent on the completion of manufacturing and supply capabilities for the product.

FortiShield

FortiShield is a biosynthetic wound matrix made from a semi-permeable silicone membrane bonded to a kitted nylon fabric and coated with collagen, to provide a flexible dressing that is designed to adhere to the application site, provide a barrier to the external environment, and allow for excess exudate drainage. FortiShield is intended for use as a temporary wound covering, and to provide a moist wound healing environment on cleanly debrided wounds after hemostasis has been established. The primary indication for the product is as a transitional wound matrix for second degree burns. There are additional chronic and acute wound applications. A 510(k) application has been filed, and FDA has requested additional testing which is under review by the agency. If the product receives 510(k) clearance, we plan to commercially launch it for acute and chronic wound applications. This is also dependent on the completion of manufacturing and supply capabilities for the product.

TransCyte

TransCyte is a bioengineered tissue scaffold that promotes burn healing, and has received PMA approval for the treatment of deep second- and third-degree burns. We acquired the product from Shire, and it was previously marketed by Smith & Nephew. TransCyte complements our portfolio to address all severities of burn wounds. TransCyte is a flexible, durable product that provides bioactive dermal components, an outer protective barrier, increased re-epithelialization and pain relief for patients suffering from burns. We believe TransCyte will address a sizable market opportunity with limited competition, with only two other PMA approved products that would be directly competitive to TransCyte currently on the market, and only one competitor product containing a biosynthetic barrier to protect wounds. We conducted a clinical experience program with burn surgeons in 2022 with a limited supply of product manufactured at the closed La Jolla facility. Full launch is dependent on the completion of manufacturing capabilities.

ReNu

ReNu is a cryopreserved suspension derived from human amniotic tissue and cells derived from amniotic fluid, formulated for office use. It has been used to support healing of soft tissues, particularly in degenerative conditions such as OA and joint and tendon injuries such as tendinosis and fasciitis. The initial target indication for ReNu is for the management of symptoms associated with knee OA. A clinical study of ReNu for knee OA has been published, which we believe may indicate signs of its safety and suggest potential efficacy for a period of more than a year. On May 31, 2021, we suspended commercial distribution of ReNu in connection with the end of the FDA’s enforcement grace period for certain products that previously were marketed as 361 HCT/Ps. We are continuing to conduct clinical studies of ReNu to support BLA approval for the management of symptoms associated with knee OA, and are in the planning stages to conduct clinical studies of ReNu to support the management of symptoms associated with Hip OA. We believe ReNu may have potential as a treatment for additional OA and tissue regeneration applications, which would need to be clinically evaluated further before any such approved uses. ReNu was launched in 2015 by NuTech Medical and acquired by us in 2017.

Ongoing Clinical Studies

We believe gathering robust and comprehensive clinical and real-world outcomes data is an essential component of developing a competitive product portfolio and driving further penetration in the markets where we compete. We have three ongoing prospective trials and six comparative effectiveness studies. We continue to invest in generating clinical data for our Advanced Wound Care and Surgical & Sports Medicine products, and believe such data enhance sales efforts with physicians and reimbursement dynamics with payers over time. The tables below summarize the status of our recent clinical studies for our Advanced Wound Care and Surgical & Sports Medicine products. As used herein, p value is a measure of statistical significance. The lower the p value, the more likely it is that the results of a clinical trial or study are statistically significant rather than an experimental anomaly. Generally, to be considered statistically significant, such results must have a p value <0.05.

Advanced Wound Care

Saved to F: Drive

Product	Wound Type	Design	Completion Date	Estimated Data Presentation Date[4]
PuraPly AM	All Wounds	PuraPly AM RESPOND Registry Evaluating Real World Effectiveness of PPAM=Pooled Analysis	Q2 2020[3]	Q4 2020 SAWC[5] Fall Q2 2023 Publication
	betic Foot Ulcers (DFU)	Comparative Effectiveness Analysis (CEA), NetHealth EMR Database of PPAM vs Theraskin (NI)	Q1 2020[3]	Q2 2020 ISPOR[6] Q3 2023 Publication
	Diabetic Foot Ulcers (DFU)	Health Economics and Outcomes Research (HEOR)- Comparative Effectiveness Analysis (CEA), Medicare Claims, PPAM vs SOC	Q4 2022[3]	Q4 2021-SAWC[5] Fall, Q2 2023-SAWC[5] Spring
Apligraf	PRI	Comparative Effectiveness Analysis (CEA), NetHealth EMR Database of Apligraf vs Primatrix	Q4 2019[3]	Q3 2020 SAWC[5] Spring Q3 2023 Publication
	PRI	Comparative Effectiveness Analysis (CEA), NetHealth EMR Database of Apligraf vs Epifix	Q1 2020[3]	Q2 2020 ISPOR[6] Q3 2023 Publication
NuShield	DFU[1]	Prospective Multicenter RCT, Nushield vs SOC	Q4 2022[2]	Q3 2023
	Diabetic Foot Ulcers (DFU)	Health Economics and Outcomes Research (HEOR)- Comparative Effectiveness Analysis (CEA), Medicare Claims, NuShield vs SOC	Q4 2022[3]	Q2 2023-SAWC[5] Spring
Affinity	VLU[1]	Prospective, Multicenter RCT Affinity vs SOC	Q1 2024[2]	Q3 2024
	Diabetic Foot Ulcers (DFU)	Health Economics and Outcomes Research (HEOR) - Comparative Effectiveness Analysis (CEA), Medicare Claims, Affinity vs SOC	Q4 2022[3]	Q2 2023-SAWC[5] Spring

1. In development or actively enrolling
2. Based on last patient last visit in the study
3. Date analysis complete
4. Estimated date of first external presentation of primary data
5. SAWC: Symposium of Advanced Wound Care.
6. ISPOR: Int Soc for Pharmacoeconomics and Outcomes
7. Diabetic Foot Conference

Organogenesis

Sports Medicine

Selected Published Clinical Studies

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

Two subgroup analyses from the PuraPly AM multicenter, cohort study of 307 patients were published. In the venous leg ulcer (n=67) cohort, wound closure frequencies were 33%, 42%, 45%, 53%, and 73% at weeks 8, 12, 16, 24, and 32, respectively. The median time to closure was 22 weeks. Incidences of achieving a greater than 60% reduction in baseline area and depth were 78% and 70%, respectively, with 87% showing a reduction of greater than 75% in volume.

In the pressure injury (n=45) cohort, wound closure frequencies were 5%, 39%, 49%, and 62% at weeks 4, 16, 24, and 32 weeks, respectively. The median time to wound closure for all wounds was 32 weeks. Incidences of achieving a greater than 60% reduction in baseline area and depth were 78% and 64%, respectively, with approximately 82% of wounds showing a reduction in volume greater than 75%.

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

ReNu

In a 200-patient randomized controlled multicenter single-blind study comparing the treatment of knee OA symptoms with ReNu (n=68), a commercially available hyaluronic acid, or HA (n=64), and saline (n=68), patients treated with ReNu reported a clinically meaningful and statistically significant reduction in Visual Analogue Scale (“VAS”) pain and higher OMERACT-OARSI responder rate at 12 months follow-up compared to patients treated with HA or saline. Pain was also evaluated using the Knee Injury and Osteoarthritis Outcome Score (“KOOS”) Pain score, and ReNu resulted in a statistically greater improvement in pain compared to HA at both 3 and 6 months.

A 474-patient Phase 3 prospective, multicenter, double-blind, placebo-controlled study is underway to evaluate the efficacy of ReNu (Amniotic Suspension Allograft, “ASA”) for the treatment of symptomatic knee OA (NCT04636229). Patients will be randomly assigned in a 1:1 ratio to receive a single intra-articular (IA) injection of 2 mL of ASA (plus 2 mL of normal saline) or 4 mL of normal saline. The primary efficacy endpoint has been defined as the difference in change from baseline in WOMAC Pain scale at 6 months between ASA- and placebo-treated patients. The design and statistical methodology of the current Phase III multi-center trial were informed and optimized based on the results of the 200 patient study. In March 2023, we reported the positive outcome of a pre-specified interim analysis of the data from 50% of the 474 required patients in our Phase 3 clinical trial for management of symptoms associated with knee OA that focused on the 6-month primary endpoint for sample size re-estimation. Based on the interim analysis, the independent data monitoring committee (“DMC”) recommended that the trial proceed without modification and continue without change to sample size. The DMC also found the safety data to be consistent with the known safety profile for ReNu.

Clinical Data Suggests Improved Patient Outcomes

Organogenesis ReNu® S&SM

- Clinical significance in Knee Osteoarthritis outcomes compared to commercially available Hyaluronic acid ("HA") and placebo (Saline) over 12 months
  - Less pain and demonstrated improvements in patient-reported outcomes
- Patient-blinded, randomized, controlled clinical trial had an enrollment of 200 adult patients (ReNu = 68 patients, HA = 64 patients, and saline = 68 patients)[1,2]

Higher Response Rate[(2)]

* $p < 0.01$ ReNu vs. HA, Saline

80%
60%
40%
20%
Responder Rate
*
OMERACT-OARSI Simplified
ReNu
HA
Saline

Lower VAS Pain Scores[(2)]

* $P < 0.05$ ReNu vs. HA

# $P < 0.05$ ReNu vs. Saline

0
-10
-20
-30
-40
-50
VAS Overall Pain
3 months
6 months
12 months
*
*
*, #
ReNu
HA
Saline

Visual Analogue Scale (VAS)

mean ± standard error reported for VAS overall pain

KOOS Pain Scores[(2)]

* $P < 0.05$ ReNu vs. HA

25
20
15
10
5
0
KOOS Pain Score
ReNu
HA
Saline
*
*
3 months
6 months
12 months

KOOS Pain

mean ± standard error reported for KOOS Pain

1. Farr et al. (2019). A Randomized Controlled Single-Blind Study Demonstrating Superiority of Amniotic Suspension Allograft Injection Over Hyaluronic Acid and Saline Control for Modification of Knee Osteoarthritis Symptoms. *Journal of Knee Surgery*. DOI: 10.1055/s-0039-1696672.
2. Gomoll et al. (2021). Safety and Efficacy of an Amniotic Suspension Allograft Injection Over 12 Months in a Single-Blinded, Randomized Controlled Trial for Symptomatic Osteoarthritis of the Knee. *Arthroscopy*. DOI: 10.1016/j.arthro.2021.02.044.

Organogenesis

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

Apligraf

Two pivotal studies were initially conducted with Apligraf demonstrating the safety and efficacy of the product in the treatment of full- and partial-thickness VLUs and DLUs. As a result, Apligraf obtained FDA approval for these indications. We have conducted a number of additional studies that provide further clinical evidence of the safety and efficacy of the product, including recent comparative effectiveness, cost effectiveness, and mechanism of action studies.

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

All Patients Achieving 100% Closure

Comparative Effectiveness and Economic Studies

We conducted four comparative effectiveness studies with Apligraf utilizing our proprietary access to data collected in Net Health’s Wound Expert® Electronic Medical Record, or EMR, database. Net Health’s wound care software is utilized by more than 1,000 wound care centers across the United States. In collaboration with statistical experts and leading clinicians, we analyzed outcomes of treatment with Apligraf versus other skin substitutes including EpiFix (owned by MiMedx), Theraskin (owned by Bioventus, Inc.), Oasis (owned by Smith & Nephew), and Primatrix (Owned by Integra). All four studies showed that Apligraf improved overall healing rates as well as time to healing. For example, patients treated with Apligraf showed a 53% relative improvement in healing over patients treated with EpiFix at 24 weeks. All four studies have been published in peer-reviewed journals.

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

Dermagraft

Dermagraft was approved as a Class III medical device for the treatment of DFUs based on the results of a large pivotal clinical trial. Three hundred fourteen patients were enrolled in a prospective RCT to evaluate the safety and efficacy of Dermagraft in conjunction with conventional therapy compared to a control arm of conventional therapy alone. Conventional therapy involved the sharp debridement and cleaning of the ulcer, application of a wet-to-dry gauze, and the use of therapeutic, pressure-reducing footwear. Patients were eligible to be screened for the trial if they had a plantar DFU on the heel or forefoot that was greater than 1cm2 and less than 20cm2. At the screening visit, the patients began receiving conventional therapy. If the DFU had not decreased in size by more than 50% during the next two weeks and the patient met all other inclusion and exclusion criteria, the patient was randomized into one of two treatment groups: Dermagraft plus conventional therapy or conventional therapy alone. Patients in the Dermagraft group received a weekly application of Dermagraft and conventional therapy for up to eight weeks. The primary endpoint for the trial was superiority in complete DFU closure by 12 weeks.

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

Percent of Patients with Complete Healing by 12 Weeks

In a post-hoc analysis, it was determined that in patients treated with Dermagraft, there was a significant reduction in incidence of amputations or bone resections, as compared to the control group (12.6% versus 5.5%, respectively, p=0.031). No adverse laboratory findings were associated with the use of Dermagraft and no adverse device effects were reported in the trial. In addition, no immunological responses or rejections from patients that received Dermagraft were reported in this trial or in patients treated to date. The amputation or bone resection data is presented in the figure below.

Frequency of Patients Experiencing a Study Ulcer-Related Amputation or

Bone Resection at 12 Weeks

14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
12.6%
56%* Fewer Amputations and Bone Resections
5.5%
Control (n=151)
Dermagraft (n=163)
*p = 0.031

Comparative Effectiveness and Economic Studies

We have conducted three comparative effectiveness studies with Dermagraft, which utilizes our proprietary access to data collected in the EMR database. In collaboration with statistical experts and leading clinicians, we analyzed outcomes of treatment with Dermagraft versus other skin substitutes including EpiFix (owned by MiMedx), Primatrix (owned by Integra), and Grafix (owned by Smith & Nephew). All three studies showed that Dermagraft improved overall healing rates as well as time to healing. In one study, patients treated with Dermagraft showed a 52% relative improvement in healing over EpiFix by week 24.

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
•
Collagen Biomaterial Technology Platform: Our porcine collagen biomaterial technology platform incorporates proprietary tissue cleaning processes and allows us to bioengineer products for specific applications by controlling thickness, strength, and remodeling rates. We currently hold 510(k) clearances for a number of products in this platform with indications ranging from tendon reinforcement to plastic surgery and general surgery applications.
•
Placental-Based Products: Our placental-based products are based on significant expertise in the processing of placental tissues and fluids to yield products with desirable characteristics. We have expertise using the full array of available tissue types and multiple processing methodologies, including our proprietary AlloFresh and LayerLoc processing methods. Our proprietary AlloFresh process hypothermically stores our Affinity product in its fresh state, never dried or frozen, which retains its native benefits and structure. Our proprietary LayerLoc process preserves the native structure of the amnion and chorion membranes, optimized to provide excellent strength, flexibility, and handling.
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

Commercial Infrastructure

Sales and Marketing

We have dedicated substantial resources to establish a multi-faceted sales capability in the United States. Our current Advanced Wound Care portfolio is sold throughout the United States via an experienced direct sales force, which focuses its efforts on wound care in various sites of care. We use a mix of direct sales representatives and independent agencies to service the Surgical & Sports Medicine market. As of December 31, 2022, we had approximately 360 direct sales representatives and approximately 150 independent agencies who have substantial medical device sales experience in our target end markets. These sales representatives are supported by teams of professionals focused on sales management, sales operations and effectiveness, ongoing training, analytics, and marketing.

We have historically focused our market development and commercial activities in the United States, but we have obtained marketing registrations, developed commercial and distribution capabilities, and are currently selling products in several countries outside of the United States. Our Apligraf product is currently distributed by our direct sales force in Switzerland, and through independent sales agents in Saudi Arabia and Kuwait. Our NuShield product is also distributed by our direct sales force in Switzerland, and through independent sales agents in Kuwait. We have obtained marketing registration for our Dermagraft product in Mexico, but we are not currently distributing it. Additionally, we are evaluating the regulatory pathways and market potential for our products in other major markets, including the European Union. Sales generated by our direct sales forces in the United States have represented, and we anticipate will continue to represent, a majority of our revenues.

Customer Support Services

We offer our customers in-house customer support services, including services provided by our experienced reimbursement support team, our medical and technical support team, and our field-based medical science liaison team. We believe that we have a competitive advantage by providing these essential support services in-house in that we are able to align the support services closely with our sales efforts as appropriate and improve the customer’s overall experience.

Research and Development

Our research and development team has extensive experience in developing regenerative medicine products, and works to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times, and, as a result, reduce costs. We conduct research and development activities at our laboratory facilities in Canton, MA, Birmingham, AL, and San Diego, CA. We have recruited and retained staff with significant experience and skills, gained through both industry experience and training at leading colleges and universities with regenerative medicine graduate programs. In addition to our internal staff, our external network of development labs, testing labs, and expert clinicians aid us in our research and development process. We continue to build our clinical operations capabilities to effectively run multiple concurrent multicenter clinical trials, including trials intended for FDA regulatory submissions (e.g. BLA). We have significant regulatory affairs capabilities to prepare and manage our regulatory submissions for product approvals.

The majority of our product portfolio, including Apligraf, our PuraPly product family, our collagen biomaterial technology platform product family, and all of our placental-based products, was developed by our research and development team at our three facilities. We have proven competencies to bring products to market via a broad range of regulatory classifications, as evidenced by FDA approval or clearance of our products via PMA approval of a Class III medical device; BLA approval of a biologics product; and 510(k) clearance of a Class II medical device, in addition to our 361 HCT/P allograft products and several products for which we have obtained international registrations.

Manufacturing and Suppliers

We manufacture internally our primary non-placental-based products and use third-party manufacturers for our placental-based products. We have significant expansion capabilities in our in-house manufacturing facilities and we believe that our contract manufacturers are well positioned to support future expansion.

We have robust internal compliance processes to maintain the high quality and reliability of our products. We use annual internal audits, combined with external audits by regulatory agencies to monitor our quality control practices. We are registered with the FDA as a medical device manufacturing establishment and a HCT/P registered establishment. We are also accredited by the

American Association of Tissue Banks (“AATB”) and licensed with several states per their tissue banks regulations. All of our contract manufacturers are registered with the FDA as HCT/P establishments and are AATB accredited.

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

The manufacture of our products is dependent on the availability of sufficient quantities of source tissue, which is the primary component of our products. Source tissue includes donated human tissue, porcine tissue, and bovine tissue. We acquire donated human tissue directly through institutional review board-approved protocols at multiple hospitals, as well as through tissue procurement firms engaged by us or by our contract manufacturers. We have two qualified porcine tissue suppliers, and currently one source of bovine tissue. Our processing of these tissues is, and our supplier sources are required to be, compliant with applicable FDA current Good Tissue Practice, or cGTP, regulations, AATB standards, and U.S. Department of Agriculture, or USDA, requirements.

Reimbursement

Overview

Our customers primarily consist of hospitals, wound care centers, government facilities, ASCs, and physician offices, all of which rely on coverage and reimbursement for our products by Medicare, Medicaid, and other third-party payers. Governmental healthcare programs, such as Medicare and Medicaid, typically have published and defined coverage criteria and published reimbursement rates for medical products, services, and procedures that are established by law or regulation. Non-government payers have their own coverage criteria and often negotiate payment rates for medical products, services, and procedures. Many also require prior authorization as a prerequisite to coverage. In addition, in the United States, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor utilization and also may require prior authorization for the products and services that a member receives. Coverage and reimbursement from government and commercial payers are not assured and are subject to change.

Medicare, the federally funded program that provides healthcare coverage for senior citizens and people with disabilities, is the largest third-party payer in the United States. The Centers for Medicare and Medicaid Services (“CMS”) administers the Medicare program and uses Medicare Administrative Contractors (“MACs”) to process claims, develop coverage policies and make payments within designated geographic jurisdictions. CMS does not have a national coverage determination related to skin substitutes. Coverage for our products falls under the jurisdiction of the Part A/B MACs. Medicare coverage for our products is determined by each MAC for its specific jurisdiction. Currently, all the MACs, even those without published local coverage determinations (“LCDs”), cover our products in the outpatient hospital, physician office, and ASC settings.

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

Currently, Medicare makes a separate payment for our products when used in the physician office at a payment rate based on average sales price (“ASP”) methodology, including ASP plus 6% for some products. In the outpatient hospital and ASC settings, Medicare payment for all our products is bundled into the payment for the application procedure.

All Medicare payment amounts, including separate payment for our products, are affected by sequestration. In 2020, legislation was enacted that temporarily discontinued the sequestration rate of 2% of the government portion, which was imposed under the Budget Control Act of 2011 (“BCA”); under 2% sequestration, the final payment rate for products paid based on ASP is ASP+4.3%. The sequestration began again on April 1, 2022 at a rate of 1%. Starting on July 1, 2022, the sequestration rate returned to 2%. Sequestration may also be ordered under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”), which requires deficit neutrality in most laws passed by Congress. The $1.9 trillion American Rescue Plan Act of 2021 was expected to trigger Statutory PAYGO at the end of the 2021 Congressional session, but Congress has delayed a Statutory PAYGO sequestration order until after 2024.

The proposed update to the Medicare Physician Fee Schedule (“MPFS”) for calendar year 2023 included a proposal to stop making separate payments for all skin substitutes, including all of our products, in 2024 or 2025. Instead of making separate payment for skin substitutes, Medicare would bundle the payment for skin substitutes into the payment made for the application procedure. As part of this proposal, Medicare would consider all skin substitutes to be supplies instead of biologicals and would require manufacturers of skin substitutes, including us, to apply for new HCPCS codes that would be effective starting in 2024. In the 2023 MPFS final rule, published on November 1, 2022, CMS did not finalize this bundling proposal and will consider more public input in the future; however, they may propose the same policy again or make other proposals in the future that could affect our business and our revenue.

All skin substitute products administered in the hospital outpatient department and ASC settings are bundled. No skin substitute products currently have pass-through status. Pursuant to the Appropriations Act, PuraPly AM and PuraPly had pass-through status from October 1, 2018 through September 30, 2020, at which time the pass-through status expired. As of October 1, 2020, payment for PuraPly and PuraPly AM is bundled into the payment rate for the application procedure.

Skin Substitutes Used for Wound Care

All of our Advanced Wound Care products are classified as “skin substitutes” for Medicare reimbursement purposes. In 2014, CMS instituted “bundled” payments in the hospital outpatient and ASC setting for skin substitutes using a two-tier payment system. The Medicare payment system bundles payment for our products (and all skin substitutes) into the payment for the application of the skin substitute, resulting in a single payment to the provider that includes both the application of the product and the product itself. There is one bundled payment amount for procedures that involve high-cost products, i.e., products whose cost exceeds a threshold amount, and another bundled payment amount for procedures that involve low-cost products that do not meet the threshold. The bundled payment rate is updated annually and is also geographically adjusted. Currently, all of our wound care products are assigned to the high-cost bundle; it is not possible to predict, however, whether those products will continue to be assigned to the high-cost bundle or the rates that will be paid for each bundle. Further, under the bundling policy, there is an inherent incentive to use the cheapest products available, even if those products are less effective.

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

Medicare has signaled that it may revise its two-tiered bundled payment policy for skin substitutes. Medicare solicited comments in the calendar year 2019 proposed rule related to proposed updates and policy changes under the Medicare Hospital Outpatient Prospective Payment System (OPPS) and ASC Payment System. Medicare specifically solicited comments on whether it should eliminate the two-tiered bundle policy and establish a single bundle for all products. However, CMS has not implemented any changes to its two-tiered payment structure for skin substitutes in response to those comments. In the calendar year 2023 proposed rule, CMS did not solicit comments on changes to its two-tiered payment structure. However, if CMS finalizes any revisions to its two-tiered payment policy, those changes could result in decreased reimbursement for our products which could decrease utilization and reduce our revenues. Moreover, any new policy could result in a financial incentive for hospitals and ASCs to use our competitor’s products, thereby reducing our market share and revenue.

In the physician office setting, payment for skin substitutes is not bundled into the payment for the administration of the product. Skin substitutes are paid separately from the application procedure and the Medicare payment rate for all biological skin substitutes (including ours) is calculated based on the ASP methodology on a per square centimeter basis with the total payment for the product being the per square centimeter ASP-based payment rate multiplied by the total number of centimeters. In the physician office setting the Medicare payment rates for all biological skin substitutes (including ours) are updated quarterly based on the ASP methodology and are not geographically adjusted. All Medicare payment amounts, including separate payment for our products, are affected by sequestration. Under the BCA, sequestration reduces by two percent the federal portion of the Medicare payment amount; the beneficiary coinsurance amount of 20 percent is unaffected by sequestration. Congress had suspended sequestration during the COVID-19 public health emergency until April 1, 2022, at which time the reduction was one percent. Starting on July 1, 2022, the sequestration rate returned to two percent.

The ASP-based payment methodology applies only to physician offices. However, in the future, it is possible, through legislation or regulation, that Medicare will institute bundled payment for skin substitutes in the physician office setting. In fact, the proposed updates to the MPFS for calendar year 2023 included a proposal to stop making separate payment for all skin substitutes, including all of our products, in 2024 or 2025. Instead of making separate payment for skin substitutes, Medicare would bundle the payment for skin substitutes into the payment made for the application procedure. In the 2023 MPFS final rule, published on November 1, 2022, CMS did not finalize this bundling proposal and will consider more public input in the future; however, they may propose the same policy again or make other proposals in the future that could affect our business and our revenue.

Before calendar year 2022, Medicare did not require us to report ASP for some of our products because they are regulated by the FDA as medical devices; we voluntarily reported ASP data for most products. However, starting on April 30, 2022, we were required to report ASP for all our products because of a provision enacted in the Consolidated Appropriations Act of 2020, signed into law on December 27, 2020. CMS does not necessarily include all products that report ASP data in the quarterly ASP file. The local Part A/B MACs establish local payment for drugs and biologics whose ASP does not appear in the quarterly ASP file. MACs have the discretion to pay for such products based on invoices submitted by providers, Wholesale Acquisition Cost (“WAC”) + 3%, or they may contact CMS to determine if there are unpublished ASP data.

Section 90004 of the Infrastructure Investment and Jobs Act, enacted in November 2021, requires manufacturers to pay a refund to the federal government if more than a certain applicable percentage of their single-use product is not administered to a patient and is discarded (“wasted”) by providers. Because there is a lack of consistency and uniformity in wound sizes, it is likely that some skin substitute product is discarded with every treatment. Providers are only required to report discarded product when the product is paid separately (not part of a bundled payment rate.) The rebate obligation took effect on January 1, 2023, and CMS proposed a methodology to implement the rebate in the MPFS rulemaking. The applicable percentage is required to be at least 10 percent of total allowed charges for the drug in a given calendar quarter. CMS has the authority to increase the applicable percentage that applies to refunds for discarded product if there are “unique circumstances”. We submitted comments on the proposal noting the unique circumstances related to skin substitutes and asking CMS to apply a higher percentage. In the 2023 MPFS final rule, published on November 1, 2022, CMS did not apply a higher applicable percentage to any products other than the hydrogel example they used in the proposed rule and stated that they plan to collect additional information about products that may have unique circumstances such that an increased applicable percentage (higher than 10 percent) would apply. CMS estimated the wastage percentage for three of our products - Apligraf, Dermagraft, and PuraPly - based on 2020 data. We do not know if the refund amounts calculated in 2023 will be similar to these estimates but if they are, we may owe rebates, which could be material, on these products and possibly other products. The total amount of any discarded product rebate liability is not known at this time.

In the calendar year 2022 Final Rule for the MPFS, CMS established ten healthcare common procedure coding system (HCPCS), codes that describe synthetic skin substitutes, and more of these codes for synthetic skin substitutes have been established since. CMS has directed MACs to make separate payments for these codes when they are reported with the CPT codes for the application of skin substitutes. Because manufacturers of these products are not required to establish a WAC, or submit an ASP (because they are not treated as drugs or biologics by Medicare), it is likely the Part A/B MACs will pay for these products based on invoices. We do not know what effect this will have on our business or revenue.

Commercial insurers contract with participating providers such as hospitals, wound care centers, government facilities, ASCs, and physician offices to establish agreed-upon payment rates for items and services, including skin substitutes. Usually, these rates are in the form of a fee-schedule but sometimes there is a bundled payment rate. In many cases, the fee schedules are based on Medicare payment rates, which are bundled in hospitals and ASCs, but not in physician offices. These rates may vary by insurer, by provider and by region.

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

Currently, three MACs (Novitas, FCSO, and CGS) are in the process of issuing LCDs for skin substitutes for the treatment of DFUs and VSUs. Each of the proposed LCDs has the PuraPly products listed as non-covered. We have commented on the proposed policies and are working to reverse this in the final LCDs, but if the noncoverage of the PuraPly products stands in the final LCDs, then this noncoverage could adversely impact utilization of the PuraPly products and our revenue. In addition, these proposed policies would (1) limit the number of skin substitutes that can be applied to a wound, (2) prohibit switching skin substitutes during a course of treatment, and (3) would require us to get certification from the FDA that our amniotic products are solely regulated under Section 361 of the Public Health Services Act. These LCDs have only been released in draft form and we do not know if or when they might be finalized or what policies will be included in any final LCD. If any of these proposals are finalized, our business and revenue could be adversely affected.

Surgical & Sports Medicine Products

Surgical & Sports Medicine products administered on an inpatient basis in a hospital are reimbursed by Medicare as part of a bundled payment based on the Medicare Severity Diagnosis Related Group (“MS-DRG”), to which a patient is assigned upon discharge from the hospital. MS-DRG assignment is determined according to the patient’s primary diagnosis, but can also be affected by other secondary diagnoses and the provision of certain surgical procedures. Certain MS-DRGs account for complications and comorbidities, which may increase the reimbursement amount.

The MS-DRG payment rate is a consolidated prospective payment for all services provided by the hospital during the patient’s hospitalization, based on the average cost of care calculated from Medicare claims data. With extremely few exceptions, the MS-DRG payment is inclusive of all services, products, and resources. Products administered during surgical procedures are not typically coded or paid separately when provided to a hospital inpatient. MS-DRG payments are case rates and hospitals profit when their costs for a particular patient are below the case rate and they are at risk of a loss if their costs are above the case rate.

Some private payers use the MS-DRG based system to reimburse facilities for inpatient services.

Competition

We operate in highly competitive markets that are subject to rapid technological change. Success in these markets depends primarily on product efficacy, ease of product use, product price, availability of coverage and adequate third-party reimbursement, customer support services for technical, clinical, and reimbursement support, and customer preference for, and loyalty to, the products.

We believe that the demonstrated clinical efficacy of our products, the breadth of our product portfolio, our in-house customer support services, our customer relationships and reputation offer us advantages over our competitors. In addition, we believe we are one of the few regenerative medicine companies offering PMA approved and 510(k) cleared products in addition to our 361 HCT/Ps.

Our products compete primarily with skin substitute products, placental-based technology products, orthobiologics products, other advanced wound care and traditional wound care products, among others. Our competitors include Amniox Medical, Inc., Arthrex, Inc., Bioventus Inc., Convatec Group Plc., Integra LifeSciences Holdings Corporation, MiMedx Group, Inc., Smith & Nephew plc and 3M, Incorporated.

We also compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as to acquire technologies and technology licenses complementary to our products or advantageous to our business.

We are aware of several companies that compete, or are developing technologies, in our current and future product areas. As a result, we expect competition to remain intense. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate coverage and reimbursement, are cost effective, and are safe and effective.

Intellectual Property

Our success depends in part on our ability to protect our proprietary technology and intellectual property and operate without infringing the patents and other proprietary rights of third parties. We rely on a combination of trademark, trade secret, patents, copyright, and other intellectual property rights and measures to protect the intellectual property rights that we consider important to our business. We also rely on know-how and continuing technological innovation to develop and maintain our competitive position. Other than a license from Novartis Pharma AG for trademark and domain name rights to Apligraf and an exclusive license from RESORBA Medical GmbH, or Resorba, to a U.S. patent for a collagen-based wound dressing containing PHMB, we do not have any additional material licenses to any technology or intellectual property rights. Under the terms of the exclusive license from Resorba, we were obligated to make minimum royalty payments of $1.0 million in each of 2018 and 2019, and were subject to a $2.5 million minimum royalty payment in 2017, as part of an ongoing low single-digit royalty payment on net sales of PuraPly AM; the term of the license shall continue for the life of the patent, which expires in October 2026. We may also terminate the license upon written notice to Resorba in the event that (i) the patent is invalidated or (ii) we stop all activities that would require a license to the patent, and either party may terminate the license in the event of a material breach by the other party, subject to notice and an ability to cure. In addition, we were obligated to make upfront and maintenance payments totaling $0.6 million at specified periods prior to April 1, 2019, including a payment of $0.2 million that was made on July 1, 2018. The license is assignable but not sub-licensable.

As of December 31, 2022, we owned 36 issued patents globally, of which 15 were U.S. patents. As of December 31, 2022, we owned 13 pending patent applications, of which 9 were patent applications pending in the United States. Subject to payment of required maintenance fees, annuities, and other charges, many of our issued patents are currently expected to expire between 2027 and 2042. The expiration of these patents is not expected to have a material impact on our business. In addition, many of our products, including our Apligraf, Dermagraft, and NuShield products, are not covered by our issued patents or pending patent applications. Our issued patents are drawn to the following main areas: methods of making and using cultured tissue constructs, methods for preparing multi-layer stacks of living tissue, methods for treating recessed oral gingiva using cultured tissue constructs, methods of making and using osteogenic implants comprising a placental membrane sheet, wound treatment methods using amniotic stem cell solutions and placental membrane sheets, methods of generating cartilage in a skeletal joint using placental membrane preparations, hepatocyte growth factor- and hyaluronic acid-containing compositions and methods of using such compositions, methods making placental membrane preparations comprising hyaluronic acid, methods of harvesting or proliferating human prenatal stem cells, hypothermic morselized placental membrane storage methods, uses of human amniotic fluid for treating chronic wounds and joint diseases, and adjustable debridement curette apparatuses. Our pending patent applications encompass additional areas, including wound treating methods using morselized amnion tissue and amniotic-derived cells, methods of assessing native stem cell populations using cultured isolated stem cells and reference cell sources, visco-supplement compositions and musculoskeletal inflammatory treatment methods using same, wound care treatment and methods of making and using such treatment, model systems and methods to characterize anti-inflammatory activity, and porcine collagen compositions and methods of using such compositions. Our pending patent applications may not result in issued patents and we can give no assurance that any patents that have been issued or might be issued in the future will protect our current or future products or provide us with any competitive advantage. See the section titled “Risk Factors—Risks Related to Our Intellectual Property” for additional information.

Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 10 U.S. trademark registrations and 11 foreign trademark registrations, as of December 31, 2022.

We also seek to protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants, and others who may have access to our proprietary information.

Government Regulation

FDA Regulation of Product Registration, Manufacture, and Promotion

We market medical products in the United States that have either been approved or cleared by the FDA prior to marketing, or do not require FDA premarket review. Our marketed products that have received marketing authorization from the FDA have done so under one of the following agency pathways: 510(k) clearance for a Class II medical device or approval of a PMA for a Class III medical device. These medical products are regulated by the FDA under the PHSA or the FDCA along with the FDA’s implementing regulations. These federal statutes and regulations govern, among other things, the following activities that we perform or are performed on our behalf and will continue to perform or have performed on our behalf: the production, research, development, testing, manufacture, quality control, packaging, labeling, storage, approval, advertising, and promotion, distribution of our products into interstate commerce, record keeping, service and surveillance, complaint handling, repair or recall of products, adverse event reporting and other field safety corrective actions.

FDA Regulatory Review and Approval Process

Unless an exemption applies or the product is a Class I device, each medical device that we market must first receive either 510(k) clearance or PMA approval from the FDA. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. We maintain necessary clearances and approvals for products derived from porcine, bovine, and human tissues that are regulated by the FDA. PuraPly, PuraPly AM, PuraPly XT, PuraPly MZ, and PuraForce are medical devices that have been cleared for marketing under a number of 510(k)s for uses such as wound dressing, intraoral barrier, and surgical mesh. We also maintain medical device approvals for the Apligraf (P950032) and Dermagraft (P000036) devices, both approved by the FDA as chronic wound treatments.

With respect to the manufacture of medical devices and biologics, the FDA regulates and inspects equipment, facilities, laboratories, and processes used in the manufacturing and testing of products prior to providing approval to market products. After receiving approval from the FDA, additional regulatory review or inspection may be required if we make a material change in manufacturing equipment, location or process. Our manufacturing processes must comply with the FDA’s Quality System Regulation, or QSR, for our medical device products. The QSR requires that each device manufacturer establish and implement a quality system under which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. Among other things, these regulations require that manufacturers establish performance requirements before production and follow requirements applicable to design controls, testing, record keeping, documentation, manufacturing standards, labeling, complaint handling, and management review.

Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate, as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

The FDA conducts periodic visits, both announced and unannounced, to re-inspect our equipment, facilities, laboratories, and processes to confirm regulatory compliance. These inspections may include the manufacturing facilities of subcontractors. Following an inspection, the FDA may issue a report, known as a 483, listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures or, if observed violations are severe and urgent, a warning letter. If the manufacturer does not adequately respond to a 483 or warning letter, the FDA may take enforcement action against the manufacturer or impose other sanctions or consequences, which may include:

•
cease and desist orders;
•
injunctions, or consent decrees;
•
civil monetary penalties;
•
recall, detention, or seizure of our products;
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

Certain human cells, tissues, and cellular and tissue-based products, or HCT/Ps, are regulated under Section 361 of the PHSA and are referred to as “Section 361 HCT/Ps” or simply “361 HCT/Ps,” while other HCT/Ps are subject to the FDA’s regulatory requirements for medical devices and/or biologics. A product that is regulated as a 361 HCT/P may be commercially distributed without prior FDA clearance or approval. Pursuant to 21 CFR 1271.10, in order to be regulated as a 361 HCT/P, and hence exempt from premarket review, an HCT/P must be minimally manipulated, intended for homologous use, and manufactured without being combined with another article (except for water, crystalloids, or sterilizing, preserving, or storage agents). The HCT/P must also either have no systemic effect and not be dependent upon the metabolic activity of living cells for its primary function or, if it has a systemic effect, be intended for autologous use, for allogeneic use in a first-degree or second-degree blood relative or for reproductive use. We believe that Affinity and NuShield generally fulfill the relevant criteria under 21 CFR 1271.10. In light of the 361 HCT/P Guidance, our labeling and marketing claims for Affinity and NuShield clarify that they are intended for use as wound coverings, and thus qualify as Section 361 HCT/Ps. However, the FDA could disagree with our conclusion and require premarket approval or clearance for Affinity, NuShield, or any placental-based sheet product we presently have or may have in the future market, which would disrupt the marketing of these products, potentially expose us to regulatory sanctions, and have a material adverse effect on our business, financial condition and results of operations. Section 361 HCT/Ps are subject to specific FDA regulations that include cGTPs, donor eligibility determination requirements, adverse event reporting, and advertising and labeling requirements. cGTP regulations govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps, including but not limited to all steps in recovery, donor screening, donor testing, processing, storage, labeling, packaging, and distribution.

Before testing any biologic product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, potency, toxicity, and formulation, as well as in vivo studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. Concurrent with clinical trials, companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug product.

The clinical trial sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical protocol, to the FDA as part of the Investigational New Drug Application (“IND”). The FDA may impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, clinical trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biologic product candidate to volunteers or patients under the supervision of qualified investigators who generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and certain amendments to the protocol must be submitted to the FDA as part of the IND. Submission of an IND may or may not result in the FDA allowing clinical trials to commence. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an Institutional Review Board (“IRB”) at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers items such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject, or their legal representative, reviews and approves the trial protocol, and must monitor the clinical trial until completed.

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
•
Phase 2. The biological product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases, and to determine dosage tolerance, optimal dosage, and dosing schedule.
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

•
Regenerative Medicine Advance Therapy (RMAT) designation. RMAT was introduced as a new designation under the 21st Century Cures Act for the development and review of certain regenerative medicine therapies. As set forth in section 506(g)(8) of the FDCA, the term “regenerative medicine therapy” is defined to include cell therapy, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under section 361 of the PHSA. To receive RMAT designation, a regenerative medicine product candidate must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition with preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs. RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over available therapies, as breakthrough designation requires. Similar to breakthrough designation, an RMAT product candidate receives intensive guidance on an efficient drug development program; involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and a rolling review. Regenerative medicine therapies that qualify for RMAT designation may also qualify for other FDA expedited programs, including Fast Track designation, breakthrough therapy designation, accelerated approval, and priority review designation, if they meet the criteria for such programs. In January 2021, we announced ReNu received the RMAT designation from the FDA for the management of symptoms associated with knee OA.
•
Accelerated approval. Drugs or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefits, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the predicted clinical benefit. In addition, for accelerated approval products FDA typically requires pre-dissemination submission of promotional materials to FDA for the agency’s consideration. A drug approved under the accelerated approval pathway may have its approval revoked on several grounds including if a required post-approval trial fails to verify clinical benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug.

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

Regulations Governing Reimbursement/Fraud and Abuse

Within the United States, our products and our customers are subject to extensive regulation by a wide range of federal and state agencies. These agencies regulate the coverage and reimbursement of our products, and prohibit activities that might result in health care fraud and abuse against patients and insurance programs. Internationally, other governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services.

U.S. federal health care fraud and abuse laws generally apply to our activities because our products are covered under federal healthcare programs such as Medicare and Medicaid. The principal U.S. federal health care fraud and abuse laws applicable to us and our activities include: (1) the Anti-Kickback Statute, which prohibits the knowing and willful offer, solicitation, payment or receipt of anything of value in order to generate business reimbursable by a federal health care program; (2) the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally funded health care program, including claims resulting from a violation of the Anti-Kickback Statute; and (3) health care fraud statutes that prohibit false statements and fraudulent and abusive claims made to any third-party payer.

The Anti-Kickback Statute is particularly relevant because of its broad applicability. Specifically, the Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for, or to induce, either the referral of an individual, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal health care programs, such as the Medicare and Medicaid programs. Depending on the circumstances, almost any financial interaction with a healthcare provider, patient or customer could implicate the Anti-Kickback Statute. Statutory exceptions and regulatory safe harbors protect certain interactions from prosecution if all specified requirements are met. However, most safe harbors or exceptions require, among other things, fair market value exchanges. The government can exercise enforcement discretion in taking action against unprotected activities. Many types of interactions in which we commonly engage, such as customer support services, could implicate the Anti-Kickback Statute, are not protected by a safe harbor or exception and have been the subject of government scrutiny and enforcement action when not structured appropriately. If the government determines that these activities are abusive, we could be subject to enforcement action. Other companies that manufacture wound care products have been subject to government scrutiny and enforcement action. For example, in early 2017, Shire Pharmaceuticals LLC and other subsidiaries of Shire plc agreed to pay $350 million to settle federal and state False Claims Act allegations that Shire and the company that Shire acquired in 2011, Advanced BioHealing, employed kickbacks and other unlawful methods to induce clinics and physicians to use or overuse its product Dermagraft (a product we subsequently acquired). Penalties for Anti-Kickback Statute violations may include both criminal penalties such as imprisonment and civil sanctions such as fines and possible exclusion from Medicare, Medicaid, and other federal health care programs. Exclusion would mean that our products would no longer be eligible for reimbursement under federal healthcare programs.

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

In addition to receiving scrutiny and providing potential grounds for action under the Anti-Kickback Statute, pricing, sales and marketing practices of medical device and pharmaceutical manufacturers are also subject to tightly focused regulation at the federal and state levels. Federal law and regulation, for example, establish pricing methodologies for government health insurance programs and require regular reporting of sales information to CMS in support of manufacturer price calculations. In recent years, the federal government and a growing number of states have introduced new drug price transparency requirements that can require extensive information disclosures to agencies or potential purchasers relating to drug price increases. Health care laws and regulations generally limit financial interactions between manufacturers and health care providers; require pharmaceutical and medical device companies to comply with voluntary compliance standards issued by industry associations and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and/or public of financial interactions (so-called “sunshine laws”). Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Manufacturers must adopt reasonable interpretations of requirements if there is ambiguity and those interpretations could be challenged. Given the lack of clarity in laws and their implementation, our activities could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

Human Capital Resources

As of December 31, 2022, we had approximately 1,030 employees worldwide. None of our employees are represented by a collective bargaining agreement. We have never experienced a work stoppage. We believe our employee relations are good.

In managing our business, we focus on a number of measures and objectives with respect to the attraction, development, and retention of our employees that we believe are important to our business, including diversity, communication, compensation, tenure, professional development, and health, well-being and safety:

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
•
We aim to maintain an “open door” culture, and encourage employees to voice their concerns, questions, suggestions and comments. We strive to foster an atmosphere where employees openly share ideas and where people are treated with dignity and respect. Our goal is to provide a productive working environment based on mutual respect and the highest level of ethical and lawful conduct. We have also established a hotline for employees to report suspected violations of law and concerns related to accounting, auditing, compliance and ethical violations.
•
We provide our employees a competitive wage and evaluate our compensation programs to ensure that our employees are paid fairly for the valuable work they are doing. We are also committed to achieving internal pay equity and rewarding outstanding performance. We offer our employees competitive benefits and are proud that we have not raised employee contributions to our healthcare benefits for 7 years running.
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
•
We recognize the benefits of a healthy workforce and offer our employees the opportunity to participate in wellness activities and programs throughout the year. We also support the mental health of our employees by offering Mental Health and Wellness trainings for managers and employees. We also provide an employee assistance program for employees and their families that provides free counseling sessions and offers other resources for employees. Additionally, our healthcare benefit allows for reimbursement for fitness and weight loss programs.
•
We prioritize the health and safety of our employees. Guided by an Environmental Health & Safety (“EHS”) manual that is regularly reviewed, we have a dedicated EHS team, who seek to prevent and reduce workplace risks and injuries through various programs, training, projects, services, and assistance, such as ergonomic evaluation, hazard reporting, risk assessment, and first aid training. We require all work-related injuries or illnesses to be reported. This information is reviewed bi-monthly by our EHS Team and Safety Committee for analysis and trending.

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
•
We have incurred significant losses in past years, and, notwithstanding our reported net income for the 2020, 2021 and 2022 fiscal years, we may incur losses in the future.
•
Our success will depend in part on the extent to which coverage and adequate reimbursement for the costs of our products and related services will be available from government payers, private health insurers, and other third-party payers and we do not know whether such reimbursement will be available or, if such reimbursement is available, the rate at which it will be available. The rate of reimbursement and coverage for the use of our products has been and may continue to be unstable, unpredictable and subject to changes in government and private payer policies that could adversely affect our business, results of operations, and financial condition. Currently, not all of our products are covered by all payers.
•
If Medicare reproposes and finalizes a policy to stop making separate payment for skin substitutes in calendar year 2024 or calendar year 2025, reimbursement for our products may not be adequate and our business may be negatively affected.
•
If Medicare Part A/B Administrative Contractors finalize policies that non-cover some or all of our products, or limit the use of our products, our business could be adversely affected.
•
Many existing and potential customers for our products are members of GPOs and/or IDNs, including accountable care organizations or public-based purchasing organizations, and our business is partly dependent on major contracts with these organizations. Cost-containment efforts of our customers, GPOs, IDNs, third-party payers, and governmental organizations could adversely affect our business, results of operations, and financial condition.
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
•
As of January 1, 2022, we began reporting ASP for all our skin substitute products that are paid separately as biologics. The first such ASP report was made on April 30, 2022 for Q1 2022. If we do not report ASP or if we incorrectly report ASP, we may have to restate ASP for prior quarters or may face penalties, including statutory and regulatory sanctions.

•
Section 90004 of the Infrastructure Investment and Jobs Act, enacted in November 2021, requires manufacturers to pay a refund to the federal government if more than a certain applicable percentage of their single-use product is not administered to a patient and is discarded (“wasted”) by providers. Because there is a lack of consistency and uniformity in wound sizes, it is likely that some skin substitute product is discarded with every treatment. The rebate obligation took effect January 1, 2023 and CMS proposed a methodology to implement the rebate in the MPFS rulemaking. The applicable percentage is required to be at least 10 percent of total allowed charges for the drug in a given calendar quarter. CMS has the authority to increase the applicable percentage that applies to refunds for discarded product if there are “unique circumstances.” We submitted comments on the proposal noting the unique circumstances related to skin substitutes and asking CMS to apply a higher percentage. In the 2023 MPFS final rule, published on November 1, 2022, CMS did not apply a higher applicable percentage to any products other than the hydrogel example they used in the proposed rule and stated that they plan to collect additional information about products that may have unique circumstances such that an increased applicable percentage (higher than 10 percent) would apply. CMS estimated the wastage percentage for three of our products - Apligraf, Dermagraft, and PuraPly - based on 2020 data. We do not know if the refund amounts calculated in 2023 will be similar to these estimates but if they are then we may owe rebates, which could be material, on these products and possibly other products. The total amount of any discarded product rebate liability is not known at this time.
•
We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. While we have successfully addressed certain of the internal control deficiencies that were included in the aggregation of the previously reported material weakness, we are continuing to work on remediating the remaining internal control deficiencies, as well as other internal control deficiencies identified during the current period, that collectively are aggregating to form the material weaknesses in our internal controls over financial reporting that exists as of December 31, 2022. However, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
•
We face significant and continuing competition, which could adversely affect our business, results of operations, and financial condition.
•
Rapid technological change could cause our products to become obsolete, and if we do not enhance our product offerings through our research and development efforts, we may be unable to effectively compete.
•
To be commercially successful, we must convince physicians that our products are safe and effective alternatives to existing treatments and that our products should be used in their procedures.
•
Our failure to comply with regulatory obligations could result in negative effects on our business.
•
The FDA may determine that certain of our products that are, or are derived from, human cells or tissues, such as Affinity, Novachor, and NuShield, do not qualify for regulation solely under Section 361 of the Public Health Services Act, or PHSA. To the extent that any of these products are deemed not to be HCT/Ps or Section 361 HCT/Ps, the FDA may require that we revise our labeling and marketing claims for these products or that we suspend sales of such products until FDA approval is obtained, which could adversely affect our business, results of operations, and financial condition.
•
The FDA may determine that our suspension of NuCel and ReNu commercialization on May 31, 2021 was not conducted in a timely or otherwise proper manner. To the extent that our suspension of any of these products is determined not to comply with the 361 HCT/P Guidance, we may be subject to regulatory sanctions, which could adversely affect our business, results of operations, and financial condition.
•
Because we depend upon a limited group of suppliers and manufacturers for our products, including Apligraf, Affinity, Novachor, NuShield and PuraPly Antimicrobial products, we may incur significant product development costs or experience material delivery delays if there is an interruption in supply from any one of these suppliers or manufacturers, which could materially impact sales of our products.
•
We are dependent on the proper functioning of our and third-party manufacturing facilities, our supply chain and our sales force, all of which could be negatively impacted by public health emergencies, including the global COVID-19 pandemic, or other factors, in a manner that could materially adversely affect our business, financial condition or results of operations.
•
Uncertainty and adverse changes in the general economic conditions, including inflation, may negatively affect our business.
•
Significant disruptions of our information technology systems or breaches of information security could adversely affect our business, results of operations, and financial condition.

•
Our patents and other intellectual property rights may not adequately protect our products.
•
We engage in transactions with related parties and the transactions present possible conflicts of interest that could have an adverse effect on our business, results of operations, and financial condition.
•
The Inflation Reduction Act of 2022, signed into law on August 16, 2022, includes several provisions to lower prescription costs for people with Medicare and reduce health care spending by the federal government. Among these is a requirement for manufacturers to pay a rebate to the federal government if prices for single-source biologicals covered under Medicare Part B, such as our products, increase faster than the rate of inflation.

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
•
any change in government healthcare programs’ and private health plans’ policies regarding sales and reimbursement of durable medical equipment (“DME”), including a prohibition on physician-owned DME supplier entities;
•
whether our products or our competitors’ products are granted pass-through reimbursement status or included in the “bundled” reimbursement structure;
•
our ability to upgrade and develop our systems and infrastructure to accommodate growth;
•
our ability to attract and retain key personnel in a timely and cost-effective manner;
•
our ability to offer our wound care and surgical products and supplies using our existing sales force and distribution network;
•
the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure;
•
changes in, or enactment of new laws or regulations promulgated by federal, state, or local governments;
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

We have based our current and future expense levels largely on our investment plans and estimates of future events, although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue relative to our planned expenditures would have an immediate adverse effect on our business, results of operations, and financial condition. Further, as a strategic response to changes in the competitive environment or to changes in laws and regulations, we may from time to time make certain pricing, service, or marketing decisions (e.g., reduce prices) that could have a material and adverse effect on our business, results of operations, and financial condition. Due to the foregoing factors, our revenue and operating results are and will remain difficult to forecast.

We have incurred significant losses in past years and, notwithstanding our reported net income for the 2020, 2021, and 2022 fiscal years, we may incur losses in the future.

To date, we have financed our operations primarily through debt and equity financings, and, with the exception of the fiscal years ended December 31, 2022, 2021, and 2020, in which we reported net income of $15.5 million, $94.2 million and $17.2 million, respectively, we have incurred losses from operations in many years since our inception. As of December 31, 2022, we had an accumulated deficit of $45.3 million. We expect to incur significant sales and marketing costs to support the sale of our products. Our prior losses, combined with any potential future losses, may have an adverse effect on our business, results of operations, and financial condition.

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls (i) to properly identify and assess significant non-routine transactions and (ii) over information technology general controls and proper segregation of duties to support the proper initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data.

While we have successfully addressed certain of the internal control deficiencies that were included in the aggregation of the previously reported material weakness, we are continuing to work on remediating the remaining internal control deficiencies, as well as other internal control deficiencies identified during the current period, that collectively are aggregating to form the material weaknesses in our internal controls over financial reporting that exists as of December 31, 2022. However, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Although we have made certain progress in remediating these material weaknesses, we concluded that the material weaknesses described above continued to exist as of December 31, 2022. We have taken actions to remediate the deficiencies in our internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes of the above-mentioned material weaknesses. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement.

Rapid technological change could cause our products to become obsolete, and if we do not enhance our product offerings through our research and development efforts, we may be unable to effectively compete.

The technologies underlying our products are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that others will not develop services, products, or processes with significant advantages over the products, services, and processes that we offer or are seeking to develop. Any such occurrence could have a material and adverse effect on our business, results of operations, and financial condition.

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

In the course of conducting our business, we must comply with regulatory quality requirements, and adequately address quality issues that may arise with our products, as well as defects in third-party components included in our products. Although we have established internal procedures to minimize risks that may arise from quality issues, we may not be able to eliminate or mitigate these risks and quality issues may arise in which case we would be subject to liability. If the quality of our products does not meet the expectations of regulators, physicians, or patients, then we could be subject to regulatory sanctions and our brand and reputation could suffer and our business, results of operations, and financial condition could be adversely impacted.

We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing, investigating, and marketing of medical devices and human tissue products. We are, and may in the future be, subject to product liability claims and lawsuits, including potential class actions or mass tort claims, alleging that our products have resulted or could result in an unsafe condition or injury. Product liability claims may be made by patients and their families, healthcare providers, or others selling our products. Defending a lawsuit, regardless of merit, could be costly, divert management attention, and result in adverse publicity, which could result in the withdrawal of, or reduced acceptance of, our products in the market. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•
harm to our business reputation;
•
investigations by regulators;
•
significant defense costs;
•
distraction of management’s attention from our primary business;
•
substantial monetary awards to patients or other claimants;
•
loss of revenue;
•
exhaustion of any available insurance and our capital resources; and
•
decreased demand for our products.

Although we have product liability insurance that we believe is adequate, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage or be excluded from coverage under our policy. If we are unable to maintain product liability insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims or we underestimate the amount of insurance we need, we could be exposed to significant liabilities, which may harm our business. One or more product liability claims could cause our stock price to decline and, if our liability exceeds our insurance coverage, could adversely affect our business, results of operations, and financial condition.

Interruptions in the supply of our products or inventory loss may adversely affect our business, results of operations, and financial condition.

Our products are manufactured using technically complex processes requiring specialized facilities, highly specific raw materials, and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture and storage of our products, subjects us to production risks. In addition to ongoing production risks, process deviations or unanticipated effects of approved process changes may result in non-compliance with regulatory requirements including stability requirements or specifications. Most of our products must be stored and transported within a specified temperature range. For example, if environmental conditions deviate from that range, our products’ remaining shelf-lives could be impaired or their safety and efficacy could be adversely affected, making them unsuitable for use. These deviations may go undetected. The occurrence of actual or suspected production and distribution problems can lead to lost inventories, and in some cases recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays and result in substantial additional expenses. Production of our Affinity product, for example, was suspended in the first quarter of 2019 due to production issues at one of our suppliers. As a result, we identified an alternate supplier, and were only able to resume commercial-scale production in the second quarter of 2020. Subsequently, we have added a second source to provide additional capacity and redundancy in supply. This disruption in supply resulted in reduced Affinity revenue. Although we were able to partially offset the lost Affinity revenue by increasing production of our other products, there can be no assurance that we will be able to do so in the event of any future suspensions or failures in the storage or manufacturing of Affinity, Dermagraft or our other products. Any future failure in the storage or manufacture of our products or loss in supply could result in a loss of our market share and negatively affect our revenues and operations.

As noted above, manufacturing of Dermagraft was suspended in the fourth quarter of 2021, and sales of Dermagraft were suspended in the second quarter of 2022. We plan to transition our Dermagraft manufacturing to a new manufacturing facility or engage a third-party manufacturer, which we expect will result in substantial long-term cost savings. In the period when Dermagraft is not available, we expect that customers will be willing to substitute Apligraf for Dermagraft and that the suspension of Dermagraft sales will not have a material impact on our net revenue. However, if we do not realize the expected substantial long-term cost savings or if customers are unwilling to substitute Apligraf for Dermagraft during the period in which Dermagraft is unavailable, it could have an adverse effect on our net revenue and results of operations.

Because we depend upon a limited group of suppliers and manufacturers for our products, including our NuShield, Affinity, Apligraf and PuraPly Antimicrobial products, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact sales of our products.

We obtain some of the components for our products from a limited group of suppliers. For us to be successful, our suppliers must be able to provide us with these components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed-upon specifications, at acceptable costs, and on a timely basis. Our efforts to maintain a continuity of supply and high quality and reliability may not be successful. Manufacturing disruptions experienced by our suppliers may jeopardize our supply of these components. Due to the stringent regulations and requirements of the FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology. A reduction or interruption in manufacturing (including the current suspension of Dermagraft manufacturing pending its transition to a new manufacturing facility or engagement of a third-party manufacturer), or an inability to secure alternative sources of raw materials or components, could have a material effect on our business, results of operations, and financial condition. In addition, one or more of our suppliers may refuse to extend us credit with respect to our purchasing or leasing equipment, supplies, products, or components, or may only agree to extend us credit on significantly less favorable terms or subject to more onerous conditions. This could significantly disrupt our ability to purchase or lease required equipment, supplies, products and components in a cost-effective and timely manner and could have a material adverse effect on our business, results of operations, and financial condition. Any casualty, natural disaster, other disruption of any of our sole-source suppliers’ operations, or any unexpected loss of any existing exclusive supply contract, could have a material adverse effect on our business, results of operations, and financial condition.

Our products are dependent on the availability of tissue from human donors, and any disruption in supply could adversely affect our business, results of operations, and financial condition.

Many of the products that we manufacture require that we obtain human tissue. The success of our business depends upon, among other factors, the availability of tissue from human donors. Any failure to obtain tissue from our sources will interfere with our ability to effectively meet the demand for our products incorporating human tissue. The processing of human tissue for our products is very labor-intensive and it is therefore difficult to maintain a steady supply stream. The availability of donated tissue could also be adversely impacted by regulatory changes, public opinion of the donor process as well as our own reputation in the industry. The challenges we may face in obtaining adequate supplies of human tissue involve several risks, including limited control over the availability, quality, and delivery schedules. In addition, any interruption in the supply of any human tissue component could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations, and financial condition.

Increased prices for, or unavailability of, raw materials used in our products could adversely affect our business, results of operations, and financial condition.

Our profitability is affected by the prices of the raw materials used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel-related delivery costs, competition, import duties, excises and other indirect taxes, currency exchange rates, and government regulation. Due to the highly competitive nature of the healthcare industry and the cost containment efforts of our customers and third-party payers, we may be unable to pass along cost increases for key components or raw materials through higher prices to our customers. If the cost of key components or raw materials increases, and we are unable fully to recover these increased costs through price increases or offset these increases through other cost reductions, we could experience lower margins and profitability. Significant increases in the prices of raw materials, due to inflation or otherwise, that cannot be recovered through productivity gains, price increases or other methods could adversely affect our business, results of operations, and financial condition.

We continue to invest significant capital to maximize our sales and marketing infrastructure, and there can be no assurance that these efforts will result in significant increases in sales.

We are committed to maximizing our internal sales and marketing capabilities, including by optimizing our sales force to further support the marketing and sales of the products acquired in connection with our 2017 acquisition of NuTech Medical and our 2020 acquisition of CPN Biosciences. As a result, we continue to invest in sales and marketing resources for our products to allow us to reach new customers and potentially increase sales. These expenses impact our operating results, and there can be no assurance that we will continue to be successful in significantly increasing the sales of our products.

The impairment or termination of our relationships with independent sales agencies, whom we do not control, could materially and adversely affect our ability to generate revenues and profits. We intend to develop additional relationships with independent sales agencies in order to increase revenue from certain of our products; our inability to do so may prevent us from increasing sales.

We derive a portion of our revenues through our relationships with independent sales agencies. The impairment or termination of these relationships for any reason could materially and adversely affect our ability to generate revenues and profits. Because the independent sales agency often controls the customer relationships within its territory, there is a risk that if our relationship with the independent sales agency ends, our relationship with the customer will be lost. Also, because we do not control an independent sales agency’s field sales agents, there is a risk we will be unable to ensure that our sales processes, regulatory compliance, and other priorities will be consistently communicated and executed by the distributor. If we fail to maintain relationships with our key independent sales agencies, or fail to ensure that our independent sales agencies adhere to our sales processes, regulatory compliance, and other priorities, this could have an adverse effect on our business, results of operations, and financial condition. We may have liability for the actions of independent sales agencies in marketing our products and our lack of control over their activities impedes our ability to prevent, detect or address such non-compliance.

We intend to develop relationships and arrangements with additional independent sales agencies in order to increase our sales with respect to certain of our products. However, we may fail to develop such relationships, in which case we may not be able to increase our sales. Our success is partially dependent upon our ability to retain and motivate our independent sales agencies and their representatives to sell our products in certain territories. They may not be successful in implementing our marketing plans. Some of our independent sales agencies may not sell our products exclusively and may offer similar products from other companies. Our independent sales agencies may terminate their contracts with us, may devote insufficient sales efforts to our products, or may focus their sales efforts on other products that produce greater commissions for them, which could have an adverse effect on our business, results of operations, and financial condition. We also may not be able to find additional independent sales agencies who will agree to market and/or distribute those products on commercially reasonable terms, if at all. If we are unable to establish new independent sales agency relationships or renew current sales agency agreements on commercially acceptable terms, our business, results of operations, and financial condition could be materially and adversely affected. In addition, because we do not control these independent sales agencies as closely as our employees, while we may take steps to mitigate the risks associated with noncompliance by independent sales agencies, there remains a risk they do not comply with regulatory requirements or our requirements or our policies which could also adversely affect our business.

We will need to continue to expand our organization, and managing growth may be more difficult than expected.

Managing our growth may be more difficult than we expect. We anticipate that a period of significant expansion will be required to penetrate and service the markets for our existing and anticipated future products and to continue to develop new products. This expansion will place a significant strain on management, operational and financial resources. To manage the expected growth of our operations, we must both modify our existing operational and financial systems, procedures and controls and implement new systems, procedures and controls. We must also expand our finance, administrative, and operations staff. Management may be unable to hire, train, retain, motivate, and manage necessary personnel or to identify, manage, and exploit existing and potential strategic relationships and market opportunities.

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
•
be unable to successfully integrate, operate, maintain, and manage our newly acquired operations;
•
divert management’s attention from the existing business to integrate, operate, maintain, and manage our newly acquired operations and personnel;
•
acquire unknown liabilities that could subject us to government investigations and/or litigation or other actions that make it impossible to realize the anticipated benefits of the transaction;
•
be unable to secure the services of key employees related to the acquisition; and
•
be unable to succeed in the marketplace with the acquisition.

Any of these items could materially and adversely affect our revenues, financial condition, and profitability. Business acquisitions also involve the risk of unknown liabilities associated with the acquired business, which could be material. Our acquisition of NuTech Medical and CPN Biosciences expanded our wound care portfolio and our acquisition of NuTech Medical broadened our addressable market to include the Surgical & Sports Medicine market. We may not realize the increased revenues, cost savings, and synergies that we anticipate from this acquisition in the near term or at all due to many factors, including delays in the integration process, an inability to successfully penetrate the amniotic category of the wound care market or an inability to obtain necessary regulatory approvals. Additional liabilities related to acquisitions could include a lack of compliance with government regulations that could subject us to investigation and civil and criminal sanctions. For example, we may acquire a company that was not compliant with FDA quality requirements or was making payments or other forms of remuneration to physicians to induce them to use their products. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could materially and adversely affect our business and we may lose our entire investment or be unable to recover our initial investment, which could include the cost of acquiring licenses or distribution rights, acquiring products, purchasing initial inventory, or investments in early-stage companies. Inability to recover our investment, or any write off of such investment, associated goodwill, or assets, could have a material and adverse effect on our business, results of operations, and financial condition.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business, such as our Surgical & Sports Medicine products that were acquired in connection with our acquisition of NuTech Medical, or we may offer new products and services within existing lines of business. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. External factors, such as regulatory compliance obligations, competitive alternatives, lack of market acceptance, and shifting market preferences, may also affect the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations, and financial condition.

Significant disruptions of information technology systems or breaches of information security could adversely affect our business, results of operations, and financial condition.

We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we have invested significantly in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. For example, in August 2020, our information technology (“IT”) systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. We finished investigating the incident, together with legal counsel and other incident response professionals. We did not experience any material losses related to the ransomware attack and were able to recover all data quickly, with only a minimal and temporary interruption to our business. While we have implemented measures to protect our data security and information technology systems, such measures may not prevent these events. Although we have cyber-insurance coverage that may cover certain events described above, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage. Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business, and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities.

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

In addition, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020. Pursuant to the CCPA, certain businesses are required, among other things, to make certain enhanced disclosures related to California residents regarding the use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. Aside from California, Texas and several other major states impose rigorous local medical privacy requirements.

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

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on our business, results of operations, and financial condition.

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

Such conflicts could cause an executive officer or a director to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Conversely, we may not be able to enter into transactions with third parties on terms as favorable as the terms of existing transactions with related parties. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. It is possible that a conflict of interest could have a material adverse effect on our business, results of operations, and financial condition.

Our financial performance may be adversely affected by medical device tax provisions in healthcare reform laws.

The Patient Protection and Affordable Care Act (the “PPACA”) imposed, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States. Under these provisions, the Congressional Research Service predicted that the total cost to the medical device industry may be up to $20 billion over a decade. The Internal Revenue Service issued final regulations implementing the tax in December 2012, which required, among other things, bi-monthly payments and quarterly reporting. The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law in December 2015, included a two-year moratorium on the medical device excise tax. A second two-year moratorium on the medical device excise tax was signed into law in January 2018 as part of the Extension of Continuing Appropriations Act, 2018 (Pub. L. 115-120), extending the moratorium through December 31, 2019. On December 20, 2019, President Trump signed into law a permanent repeal of the medical device tax under the PPACA, but there is no guarantee that Congress will not reverse course in the future. If such an excise tax on sales of our products in the United States is enacted, it could have a material adverse effect on our business, results of operations, and financial condition.

We could incur asset impairment charges related to certain leasehold improvements, which could adversely affect our business, results of operations, and financial condition.

Our long-term assets include property, plant and equipment of $102.5 million and $79.2 million as of December 31, 2022 and 2021, respectively. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the asset is written down to fair value, which is determined based on appraised value. Any such impairment could result in a non-cash charge equal to the full value of these improvements. During the years ended December 31, 2022, 2021, and 2020, we did not recognize an impairment charge with respect to our long-lived assets. Changes in our assumptions with respect to our expected use of these assets may result in an impairment charge in the future, which could adversely affect our business, results of operations, and financial condition.

We may be required to record a significant charge to earnings if our goodwill and other amortizable intangible assets, or other investments become impaired.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually and to review our goodwill, amortizable intangible assets, and other assets acquired through merger and acquisition activity, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, amortizable intangible assets, and other assets acquired via acquisitions include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. We may be required in the future to record additional charges to earnings if our goodwill, amortizable intangible assets, or other investments become impaired. Any such charge would adversely impact our financial results.

Our ability to use our net operating loss carryforwards may be subject to certain limitations.

As of December 31, 2022, we had approximately $44.4 million of federal net operating loss carry-forwards available for the reduction of future years’ federal taxable income, all of which can be carried forward indefinitely. Under the Internal Revenue Code of 1986, as amended, or the Code, the deductibility of the net operating loss-carry-forward as of December 31, 2022 and all future net operating loss-carry-forwards is limited to 80% of taxable income, limiting or delaying in part the use of net operating loss-carry-forwards. As of December 31, 2022, we also had state net operating loss carry-forwards of approximately $14.3 million expiring from the year ended December 31, 2031 through 2038. It is uncertain whether and to what extent applicable state tax laws will conform to the federal rule, though we are already subject to limitations in net operating loss utilization in certain states.

In addition, our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Code. In the event of an “ownership change”, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. As of December 31, 2021, we performed a study and determined that there is no limitation on our federal net operating losses. Current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, could be limited by Section 382, which could potentially result in increased future tax liability to us.

We are dependent on the proper functioning of our and third-party manufacturing facilities, our supply chain, and our sales force, all of which could be negatively impacted by public health emergencies, including the COVID-19 pandemic, or other factors, in a manner that could materially adversely affect our business, financial condition or results of operations.

We manufacture our non-placental-based products and use third-party manufacturers for our placental-based products and we use third-party raw material suppliers to support our internal manufacturing processes. If our manufacturing capabilities or the manufacturing capabilities of our suppliers are impacted as a result of a public health emergency, including a resurgence of the COVID-19 pandemic, it may not be possible for us to timely manufacture relevant products at the required levels or at all. While the COVID-19 pandemic has not had a material adverse effect on our business to date, a reduction or interruption in any of our manufacturing processes as a result of a public health emergency in the future (including a resurgence of the COVID-19 pandemic) could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We also may be unable to obtain the raw materials necessary to support our internal manufacturing processes due to the additional constraints on suppliers. The manufacture of our products is dependent on the availability of sufficient quantities of source tissue, which is the primary component of our products. Source tissue includes donated human tissue, porcine tissue, and bovine tissue. We acquire donated human tissue directly through institutional review board-approved protocols at multiple hospitals, as well as through tissue procurement firms engaged by us or by our contract manufacturers. Any failure to obtain tissue from our sources, including any failures related to public health emergencies, like the COVID-19 pandemic, will interfere with our ability to effectively meet the demand for our products. Any interruption in the supply of source tissue could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations, and financial condition.

Our current Advanced Wound Care portfolio is sold throughout the United States via an experienced direct sales force, which focuses its efforts on wound care in various sites of care. We use a mix of direct sales representatives and independent agencies to service the Surgical & Sports Medicine market. These sales representatives are supported by teams of professionals focused on sales management, sales operations and effectiveness, ongoing training, analytics and marketing. Our direct sales force functions by meeting in person with physicians and health care providers to discuss our products. Public health emergencies, like COVID-19, may negatively affect demand for our products by limiting the ability of our sales personnel to maintain their customary contacts with physicians and health care providers. In such case, we cannot assure you that our direct sales representatives or independent agencies will increase or maintain our current sales levels, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. We may also experience significant and unpredictable reductions in demand for certain of our products if patients are unable to access certain advanced therapies due to stay-at-home orders or other governmental actions taken to address a public health emergency.

Our ability to comply with financial covenants under our credit agreement and raise capital may be materially adversely impacted by COVID-19 or other factors.

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

Risks Related to Regulation of Our Products and Other Government Regulations

Our products are subject to the Infrastructure Investment and Jobs Act and rebate obligations that took effect on January 1, 2023, and we may owe rebates, which could be material, on our Apligraf, Dermagraft, and PuraPly products and possibly other products.

Section 90004 of the Infrastructure Investment and Jobs Act, enacted in November 2021, requires manufacturers to pay a refund to the federal government if more than a certain applicable percentage of their single-use product is not administered to a patient and is discarded (“wasted”) by providers. Because there is a lack of consistency and uniformity in wound sizes, it is likely that some skin substitute product is discarded with every treatment. The rebate obligation took effect January 1, 2023, and CMS proposed a methodology to implement the rebate in the MPFS rulemaking. The applicable percentage is required to be at least 10 percent of total allowed charges for the drug in a given calendar quarter. CMS has the authority to increase the applicable percentage that applies to refunds for discarded product if there are “unique circumstances.” We submitted comments on the proposal noting the unique circumstances related to skin substitutes and asking CMS to apply a higher percentage. In the 2023 MPFS final rule, published on November 1, 2022, CMS did not apply a higher applicable percentage to any products other than the hydrogel example they used in the proposed rule and stated that they plan to collect additional information about products that may have unique circumstances such that an increased applicable percentage (higher than 10 percent) would apply. CMS estimated the wastage percentage for three of our products - Apligraf, Dermagraft, and PuraPly - based on 2020 data. We do not know if the refund amounts calculated in 2023 will be similar to these estimates but if they are then we may owe rebates, which could be material, on these products and possibly other products. The total amount of any discarded product rebate liability is not known at this time.

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
•
delays in recruiting suitable patients to participate in our future clinical trials, including, but not limited to challenges associated with any resurgence of COVID-19;
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

In January 2021, we announced RMAT designation for ReNu for the management of symptoms associated with knee OA. However, there is no guarantee that the receipt of RMAT designation will result in a faster development process, review or approval for ReNu for the management of symptoms associated with knee OA or increase the likelihood that ReNu will be granted marketing approval for the management of symptoms associated with knee OA. Likewise, any future RMAT designation or other expedited review status such as breakthrough therapy designation for any of our other product candidates neither guarantees a faster development process, review or approval nor improves the likelihood of the grant of marketing approval by FDA for any such product candidate compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any RMAT or other expedited review status at any time. We may seek RMAT or breakthrough therapy designation for our other product candidates, but the FDA may not grant this status to any such product candidates.

We may seek fast track designation by the FDA for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet needs for this condition, the treatment sponsor may apply for FDA fast track designation. Even if we receive fast track designation, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development, regulatory review or approval process with fast track designation compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

A breakthrough therapy designation by the FDA for a product candidate may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a breakthrough therapy designation for one or more product candidates. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the new drug application.

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

The FDA may determine that certain of our products that are, or are derived from, human cells or tissues, such as Affinity, Novachor, and NuShield, do not qualify for regulation solely under Section 361 of the Public Health Services Act, or PHSA, and may require that we revise our labeling and marketing claims for these products or that we suspend sales of such products until FDA approval is obtained, which could adversely affect our business, results of operations, and financial condition.

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

In light of the 361 HCT/P Guidance, our labeling and marketing claims for our placental-based membrane products, including our Affinity, NuShield, and Novachor products, clarify that they are intended as wound coverings, and thus meet the homologous use requirement to qualify as Section 361 HCT/Ps. However, the FDA could disagree with our conclusion and require premarket approval or clearance for Affinity, NuShield, or any placental-based sheet product we market, which would disrupt the marketing of these products, potentially expose us to regulatory sanctions, and have a material adverse effect on our business, financial condition and results of operations. Further, we believe it is necessary to obtain FDA approval of a BLA for NuCel and ReNu because those products may be deemed to be more than minimally manipulated, not for homologous use, or otherwise not regulated as Section 361 HCT/Ps. We continue to conduct clinical studies of ReNu to support FDA approval of a BLA for the management of symptoms associated with knee OA and, based on favorable feasibility studies that are subject to further evaluation, we believe ReNu has potential as a treatment for additional OA and tissue regeneration applications. We have discontinued clinical development of NuCel. If we obtain BLA approval for ReNu or NuCel, compliance with applicable post-market regulatory requirements will involve significant time and substantial costs. Even for those products that remain regulated as Section 361 HCT/Ps, increasing regulatory scrutiny within the industry in which we operate could lead to heightened requirements, compliance with which could be costly. The costs and other resource burdens associated with any of these regulatory outcomes may limit the resources available to us to fully exploit our technologies or may otherwise limit our ability to carry out other business activities.

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

We conduct a range of nonclinical, as well as clinical trials, comparative effectiveness, economic and other studies of our products. Unfavorable results from these trials or studies or from similar trials or studies conducted by others may negatively affect the use or adoption of our products by physicians, hospitals, and payers, which could have a negative impact on the market acceptance of these products and their profitability.

We conduct a variety of nonclinical and clinical trials, comparative effectiveness studies and economic and other studies of our products, including our ongoing clinical trial for ReNu, in an effort to generate comprehensive clinical and real-world outcomes data and cost-effectiveness data in order to obtain product approval and drive further penetration in the markets we serve. In the event that these trials and studies, or similar trials and studies conducted by others, yield unfavorable results, those results could negatively affect the use or adoption of our products by physicians, hospitals, and payers, thereby compromising market acceptance and profitability.

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

The American Association of Tissue Banks, or AATB, has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become an accredited tissue bank. In addition, some states have their own tissue banking regulations. In addition, procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act, or NOTA, which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks, hospitals, and physicians for their services associated with the recovery, storage, and transportation of donated human tissue. Although we have independent third-party appraisals that confirm the reasonableness of the service fees we pay, if we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue for valuable consideration, we, our officers, or employees, would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our business, results of operations, and financial condition.

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

Defects, failures, or quality issues associated with our products could lead to product recalls or safety alerts, adverse regulatory actions, litigation, including product liability claims, and negative publicity that could erode our competitive advantage and market share and materially adversely affect our reputation, business, results of operations, and financial condition.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Quality and safety issues may occur with respect to any of our products, and our future operating results will depend on our ability to maintain an effective quality control system and effectively train and manage our workforce with respect to our quality system. The development, manufacture, and control of our products are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and similar foreign agencies. Compliance with these regulatory requirements, including but not limited to the FDA’s QSR, GMPs, and adverse events/recall reporting requirements in the United States and other applicable regulations worldwide, is subject to continual review and is monitored rigorously through periodic inspections by the FDA and foreign regulatory authorities. The FDA and foreign regulatory authorities may also require post-market testing and surveillance to monitor the performance of approved products. Our manufacturing facilities and those of our suppliers and independent sales agencies are also subject to periodic regulatory inspections. If the FDA or a foreign authority were to conclude that we have failed to comply with any of these requirements, it could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, such as product recalls or seizures, withdrawals, monetary penalties, consent decrees, injunctive actions to halt the manufacture or distribution of products, import detentions of products made outside the United States, export restrictions, restrictions on operations or other civil or criminal sanctions. Civil or criminal sanctions could be assessed against our officers, employees, or us. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing, and selling our products.

In addition, we cannot predict the results of future legislative activity or future court decisions, any of which could increase regulatory requirements, subject us to government investigations or expose us to unexpected litigation. Any regulatory action or litigation, regardless of the merits, may result in substantial costs, divert management’s attention from other business concerns, and place additional restrictions on our sales or the use of our products. In addition, negative publicity, including regarding a quality or safety issue, could damage our reputation, reduce market acceptance of our products, cause us to lose customers, and decrease demand for our products. Any actual or perceived quality issues may also result in issuances of physician’s advisories against our products or cause us to conduct voluntary recalls. Any product defects or problems, regulatory action, litigation, negative publicity or recalls could disrupt our business and have a material adverse effect on our business, results of operations, and financial condition.

We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation and disrupt our business.

The manufacturing, marketing, and processing of our products involve an inherent risk that our products or processes may not meet manufacturing specifications, applicable regulatory requirements or quality standards. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. A recall or market withdrawal of one of our products would be costly and would divert management resources. A recall or withdrawal of one of our products, or a similar product processed by another entity, also could impair sales of our products as a result of confusion concerning the scope of the recall or withdrawal, or as a result of the damage to our reputation for quality and safety.

We are subject to various governmental regulations relating to the labeling, marketing, and sale of our products.

Both before and after a product is commercially released, we have ongoing responsibilities under regulations promulgated by the FDA, the Federal Trade Commission, and similar U.S. and foreign regulations governing product labeling and advertising, distribution, sale, and marketing of our products.

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

Our operations are subject to various federal, state, and foreign fraud and abuse laws. These laws may constrain our operations, including the financial arrangements and relationships through which we market, sell, and distribute our products.

U.S. federal and state laws that affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind in return for, the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
•
the federal physician self-referral law, which prohibits a physician from referring a patient to an entity with which the physician (or an immediate family member) has a financial relationship, for the furnishing of certain designated health services for which payment may be made by Medicare or Medicaid, unless an exception applies;
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

Activities and arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, waste, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of activities or other arrangements related to the development, marketing, or promotion of products, including pricing and discounting of products, provision of customer incentives, provision of reimbursement support, other customer support services, provision of sales commissions or other incentives to employees and independent contractors and other interactions with healthcare practitioners, other healthcare providers and patients.

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

Government expectations and industry best practices for compliance continue to evolve and our past activities may not always be consistent with current industry best practices. Further, there is a lack of government guidance as to whether many varied industry practices comply with these laws, and government interpretations of these laws continue to evolve, all of which create compliance uncertainties. Any non-compliance could result in regulatory sanctions, criminal or civil liability, and serious harm to our reputation. Although we have a comprehensive compliance program designed to ensure that our employees’ and commercial partners’ activities and interactions with healthcare professionals and patients are appropriate, ethical, and consistent with all applicable laws, regulations, guidelines, policies, and standards, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in preventing such conduct, mitigating risks, or reducing the chance of governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.

If a government entity opens an investigation into possible violations of any of these laws (which may include the issuance of subpoenas or civil investigative demands), we would have to expend significant resources to defend ourselves against the allegations. Allegations that we, our officers, or our employees violated any one of these laws can be made by individuals called “whistleblowers” who may be our employees, customers, competitors, or other parties. Government policy is to encourage individuals to become whistleblowers and file a complaint in federal court alleging wrongful conduct. The government is required to investigate all of these complaints and decide whether to intervene. If the government intervenes and we are required to pay money back to the government, the whistleblower, as a reward, is awarded a percentage of the collection. If the government declines to intervene, the whistleblower may proceed on their own and, if they are successful, they will receive a percentage of any judgment or settlement amount the company is required to pay. The government may also initiate an investigation on its own. Such actions could have a significant impact on our business, including the imposition of significant fines, and other sanctions that may materially impair our ability to run a profitable business. In particular, if our operations are found to be in violation of any of the laws described above or if we agree to settle with the government without admitting to any wrongful conduct or if we are found to be in violation of any other governmental regulations that apply to us, we, our officers and employees may be subject to sanctions, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, the curtailment or restructuring of our operations and the imposition of a corporate integrity agreement, any of which could adversely affect our business, results of operations, and financial condition.

We could be subject to legal exposure if we do not report the average sales prices, or ASP, to government agencies or if our reporting is not accurate and complete.

Our products are reimbursed by Medicare in physician office settings at a rate of ASP plus 6%. All Medicare payments, including payments based on the ASP methodology, are subject to sequestration. Congress previously suspended sequestration imposed under the BCA, and there was no sequestration through March 31, 2022. On April 1, 2022, there was a 1% sequestration and beginning on July 1, 2022, the sequestration returned to 2%. Sequestration applies to the government’s payment portion, which is 80% of the total payment amount. Additionally, in future years, it is possible that an up-to 4% Medicare sequestration could be ordered under Statutory PAYGO, which requires deficit neutrality in most laws passed by Congress. Until January 2022, we were not required to report ASP for all our skin substitute products that are paid separately as biologics because they are regulated as medical devices by the FDA, although we chose to report ASP for some of our products. Starting with the reporting deadline for the first quarter of 2022, we were required to report ASP for all our skin substitute products that are paid separately as biologics as a result of provisions included in the Consolidated Appropriations Act of 2020. As of January 1, 2022, we began reporting ASP for all our skin substitute products that are paid separately as biologics. The first such ASP report was made on April 30, 2022 for Q1 2022. Government price reporting requirements are complex. If we do not report ASP correctly, we may have to restate ASP for prior quarters and we could be subject to civil monetary penalties and/or, if the violation is knowing or reckless, be subject to False Claims Act liability. In the case of very serious or repeated violations, we could be excluded from doing business with the Medicare program and other federal healthcare programs.

We face significant uncertainty in the industry due to government healthcare reform and other legislative action.

There have been and continue to be laws enacted by the federal government, state governments, regulators, and third-party payers to control healthcare costs, and generally, to reform the healthcare system in the United States. For example, the Patient Protection and Affordable Care Act of 2010 (“PPACA”) and the Medicare Access and CHIP Reauthorization Act of 2015 substantially changed the way healthcare is delivered and financed by both governmental and private insurers. These changes included the creation of demonstration programs and other value-based purchasing initiatives that provide financial incentives for physicians and hospitals to reduce costs, including incentives for furnishing low-cost therapies for chronic wounds even if those therapies are less effective than our products. There were extensive efforts recently to modify or repeal all or part of PPACA. Tax reform legislation was passed that includes provisions that impact healthcare insurance coverage and payment such as the elimination of the tax penalty for individuals who do not maintain health insurance coverage (the so-called “individual mandate”). Such actions or similar actions could have a negative effect on the utilization of our products. We expect such efforts to continue and that there may be additional reform proposals at federal and state levels. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit upheld a lower court’s determination in California v. Texas (orig. Texas v. Azar, 4:18-cv-00167), that the individual mandate was unconstitutional and remanded the case to the lower court for further analysis as to whether PPACA as a whole is unconstitutional because the individual mandate is not severable from other provisions of the law. The United States Supreme Court agreed to review the case and on June 17, 2021, ordered that the Fifth Circuit’s decision be reversed and that the case be dismissed.

Additionally, on August 16, 2022, Congress passed legislation to limit the price of drugs and biological under the Medicare program. The Inflation Reduction Act (IRA) establishes a Drug Price Negotiation Program that requires the Secretary of Health and Human Services to negotiate the price of certain high expenditure Medicare drugs that do not have generic or biosimilar competition. The law also establishes Medicare Part B inflationary rebates, effective Q1 2023. Generally, manufacturers of Part B drugs with an ASP+6% that exceeds the inflation-adjusted payment amount from Q3 2021 will be required to pay a rebate to the Medicare program. These and similar drug pricing reforms could increase pricing pressure on our products.

General legislative action may also affect our business. For example, the Budget Control Act of 2011 included provisions to reduce the federal deficit. The Budget Control Act, as amended, resulted in the imposition of reductions of up to 2% in Medicare payments to providers which began in April 2013 and are scheduled to remain in effect through the first six months of 2032. The Coronavirus Aid, Relief, and Economic Security (CARES) Act and subsequent legislation suspended the payment adjustment from May 1, 2020 through March 31, 2022. There was 1% Medicare sequestration from April 1 to June 30, 2022, and the 2% Medicare sequester was reinstated on July 1, 2022. Additionally, under Statutory PAYGO, a 4% Medicare sequester could be ordered at the end of the 2024 Congressional session. These or other similar reductions in government healthcare spending could result in reduced demand for our products or additional pricing pressure.

Bills currently before the United States Congress may also affect our business, if enacted. For example, during the 117th Congressional session, the Cures 2.0 Act, H.R. 6000, 117th Cong. (2021) was introduced into the United States House of Representatives. If reintroduced in a similar form, it may contain provisions that could result in legal and regulatory changes that affect our business. These changes may include a new payment pathway for breakthrough medical devices that are FDA approved or cleared on or after a certain date. The enactment of Cures 2.0 (or similar legislation) may also accelerate FDA timelines for designation of breakthrough and RMAT therapies and also result in new requirements for the use of patient experience data and real-world evidence in regulating certain FDA products. If enacted, these changes could make it easier for our competitors to bring comparable or more advanced products to market quickly, resulting in reduced demand for our products.

Our sales into foreign markets expose us to risks associated with international sales and operations.

We are currently selling into foreign markets and plan to expand such sales. Managing a global organization is difficult, time-consuming, and expensive. Conducting international operations subjects us to risks that could be different from those faced by us in the United States. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws, including but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute, or otherwise transfer our products or technology to prohibited countries or persons.

Compliance with these regulations and laws is costly, and failure to comply with applicable legal and regulatory obligations could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil, and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities.

These risks may limit or disrupt our expansion, restrict the movement of funds, or result in the deprivation of contractual rights or the taking of property by nationalization or expropriation without fair compensation. Operating in international markets also requires significant management attention and financial resources.

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

Our success will depend in part on the extent to which coverage and adequate reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers, and other third-party payers and we do not know whether such reimbursement will be available. For example, currently most private payers provide limited coverage for our PuraPly AM, PuraPly, Novachor, and NuShield products and as a result, there is limited use of these products for patients covered by private payers.

The continuing efforts of government agencies, private health plans, and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the availability of our products due to restricted coverage;
•
the ability of our customers to pay for our products;
•
our ability to maintain pricing so as to generate revenues or achieve or maintain profitability; and
•
our ability to access capital.

The proposed updates to the MPFS for calendar year 2023 included a proposal to stop making separate payments for all skin substitutes, including all of our products, in 2024 or 2025. Instead of making separate payment for skin substitutes, Medicare would bundle the payment for skin substitutes into the payment made for the application procedure. As part of this proposal, Medicare would consider all skin substitutes to be supplies instead of biologicals and would require manufacturers of skin substitutes, including us, to apply for new HCPCS codes that would be effective starting in 2024. In the 2023 MPFS final rule, published on November 1, 2022, CMS did not finalize this bundling proposal and will consider more public input in the future; however, they may propose the same policy again or make other proposals in the future that could affect our business and our revenue. If Medicare reproposes and finalizes a policy to stop making separate payment for skin substitutes in calendar year 2024 or calendar year 2025, reimbursement for our products may not be adequate and our business, results of operations, and financial condition may be negatively affected.

Payers are increasingly attempting to contain healthcare costs by limiting both the breadth of coverage and the level of reimbursement, particularly for new therapeutic products generally or specifically for new therapeutic products that target an indication that is perceived to be well served by existing treatments. Specifically, the Patient Protection and Affordable Care Act, or PPACA, enacted in 2010, contains provisions for Medicare demonstration programs that create financial incentives to treat patients with chronic wounds conservatively and not use our products. Furthermore, all our products are not paid separately in the outpatient hospital setting which is our largest customer base. This payment policy has created incentives to use our competitors’ products. Accordingly, even if coverage and reimbursement are provided, market acceptance of our products has been and will be adversely affected if access to coverage is administratively burdensome to obtain and/or use of our products is administratively burdensome or unprofitable for healthcare providers or less profitable than alternative treatments. In addition, Medicare, which is the major source of revenue for most of our customers, reimburses the same amounts for most of our products and the products of our competitors targeting the same indications in the hospital outpatient setting. Because in some sites of care, the reimbursement amount is not based on the cost we charge our customers for our products or the cost our competitors charge for products targeting the same indication, our customers may elect to use products cheaper than ours in order to increase their margins, which could have a material adverse effect on our business, results of operations, and financial condition.

Reimbursement from Medicare, Medicaid, and other third-party payers is usually adjusted yearly as a result of legislative, regulatory, and policy changes as well as budgetary pressures. In fact, Medicare has signaled that it may discontinue its two-tier bundling policy when it solicited comments on alternatives in its calendar year 2019 rulemaking. Changes in the policy could occur as early as calendar year 2023 and could include the establishment of a single bundle for all products which could place our products at a significant competitive disadvantage. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payers, or the denial of, or provision of uneconomical reimbursement for new products, as a result of these changes may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment, or enforcement landscape relative to our customers’ healthcare services also have the potential to significantly affect our operations and revenue. In addition, Medicare uses regional contractors called Medicare Administrative Contractors, or MACs, to process claims, develop coverage policies and make payments within designated geographic jurisdictions. While our products are currently covered by most MACs, we cannot be certain they will be in the future.

Wound care supplies, such as our product line acquired from CPN Biosciences, are subject to coding verification from CMS’s Pricing, Data Analysis and Coding contractor (the “PDAC”). The PDAC is responsible for verifying the HCPCS Level II DMEPOS Codes for all wound care supplies. Our current wound care supplies sold through CPN have received coding verification from the PDAC and all products have HCPCS Level II codes. Additional wound care supplies that we develop or acquire will also be subject to the PDAC coding verification process. We cannot guarantee the outcome of the PDAC coding verification process. If we are unsuccessful in receiving verification of the applicable HCPCS codes for our products, our wound care supplies could be ineligible for reimbursement or reimbursed at a lower rate than appropriate for our supplies.

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

Our products are subject to varying forms of governmental and private payor reimbursement, and fluctuations in these forms of payment may adversely affect our business. For example, in sites of service where payment for skin substitutes is based on the ASP methodology, Medicare pays for skin substitutes separately from the application procedure. In this case, the Medicare payment rate for all skin substitutes (including ours) is calculated on a per square centimeter basis. These rates are adjusted quarterly based on manufacturer ASP reporting, and the payment amount is ASP plus 6%, WAC plus 3%, or invoice pricing. All Medicare payment amounts, including separate payments under the ASP methodology, are subject to sequestration. The Medicare sequestration of 2%, under the BCA, was temporarily suspended and that suspension continued through March 31, 2022. On April 1, 2022, the sequestration became 1% and it returned to 2% as of July 1, 2022. Additionally, under Statutory PAYGO, a 4% Medicare sequester could be ordered at the end of the 2024 Congressional session. Before January 2022, the Medicare statute did not require us to report ASP for our products because they are regulated by the FDA as medical devices. However, starting with the reporting deadline for the first quarter of 2022, we were required to report ASP for our products based on a provision within the Consolidated Appropriations Act of 2020, signed into law on December 27, 2020.

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

Furthermore, Medicare has signaled that it may revise its two-tiered bundled payment policy for skin substitutes. Medicare solicited comments in rulemaking for calendar year 2019 related to proposed updates and policy changes under the Medicare Hospital Outpatient Prospective Payment System (OPPS) and Ambulatory Surgical Center (ASC) Payment System. Medicare specifically solicited comments on whether it should eliminate the two-tiered bundle policy and establish a single bundle for all products. However, Medicare did not make any changes to its two-tiered payment policy in response to those comments. If CMS proposes and finalizes any revisions to its two-tiered payment policy, those changes could result in decreased reimbursement for our products which could decrease utilization and reduce our revenues. Moreover, any new policy could result in a financial incentive for hospitals and ASCs to use our competitor’s products, thereby reducing our market share and revenue.

Cost-containment efforts of our customers, purchasing groups, third-party payers, and governmental organizations could adversely affect our business, results of operations, and financial condition.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on manufacturing and other know-how, patents, trade secrets, trademarks, license agreements, and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not adequately protect our rights. The failure to obtain, maintain, enforce, or defend such intellectual property rights, for any reason, could allow third parties to make competing products or impact our ability to develop, manufacture and market our own products on a commercially viable basis, or at all, which could have a material adverse effect on our revenues, financial condition or results of operations.

In particular, we rely primarily on trade secrets, know-how, and other unpatented technology, which are difficult to protect. Although we seek such protection in part by entering into confidentiality agreements with our vendors, employees, consultants, and others who may have access to proprietary information, we cannot be certain that these agreements will not be breached, adequate remedies for any breach would be available or our trade secrets, know-how, and other unpatented proprietary technology will not otherwise become known to or be independently developed by our competitors. If we are unsuccessful in protecting our intellectual property rights, sales of our products may suffer and our ability to generate revenue could be severely impacted.

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

Most of the key patents related to our marketed products are expired. We have no patent protection covering, for example, our Apligraf, Dermagraft, or NuShield products. However, in addition to trade secrets, trademarks, know-how, and other unpatented technology, we have pursued and plan to continue to pursue patent protection where we believe that doing so offers potential commercial benefits. However, we may be incorrect in our assessments of whether or when to pursue patent protection. Moreover, patents may not issue from any of our pending patent applications. Even if we obtain or in-license issued patents, such patent rights may not provide valid patent protection sufficiently broad to prevent any third party from developing, using, or commercializing products that are similar or functionally equivalent to our products or technologies, or otherwise provide any competitive advantage. In addition, these patent rights may be challenged, revoked, invalidated, infringed, or circumvented by third parties. Laws relating to such rights may in the future be changed or withdrawn in a manner adverse to us.

Additionally, our products or the technologies or processes used to formulate or manufacture our products may now, or in the future, infringe the patent rights of third parties. It is also possible that third parties will obtain patent or other proprietary rights that might be necessary or useful for the development, manufacture, or sale of our products. In such cases, we may need or choose to obtain licenses for intellectual property rights from others and it is possible that we may not be able to obtain these licenses on commercially reasonable terms, if at all.

Pending and future intellectual property litigation could be costly and disruptive and may have an adverse effect on our business, results of operations, and financial condition.

We operate in an industry characterized by extensive intellectual property litigation. Defending intellectual property litigation is expensive and complex, takes significant time and diverts management’s attention from other business concerns, and the outcomes are difficult to predict. We have in the past been subject to claims that our products or technology violate a third party’s intellectual property rights, and we may be subject to such assertions in the future. Any pending or future intellectual property litigation may result in significant damage awards, including treble damages under certain circumstances, and injunctions that could prevent the manufacture and sale of affected products or could force us to seek a license and/or make significant royalty or other payments in order to continue selling the affected products. Such licenses may not be available on commercially reasonable terms, if at all. We have in the past and may in the future choose to settle disputes involving third-party intellectual property by taking a license. Such licenses or other settlements may involve, for example, upfront payments, yearly maintenance fees and royalties. At any given time, we may be involved as either a plaintiff or a defendant in a number of intellectual property actions, the outcomes of which may not be known for prolonged periods of time. A successful claim of patent or other intellectual property infringement or misappropriation against us could materially adversely affect our business, results of operations, and financial condition.

We may be subject to damages resulting from claims that we, our employees, or our independent contractors have wrongfully used or disclosed alleged trade secrets, proprietary or confidential information of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

Some of our employees were previously employed at other medical device, pharmaceutical, or biotechnology companies. We may also hire additional employees who are currently employed at other medical device, pharmaceutical, or biotechnology companies, including our competitors. Additionally, consultants or other independent agents with whom we may contract may be or have been in a contractual arrangement with one or more of our competitors. Although no claims are currently pending, we may be subject to claims that we, our employees, or our independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. There can be no assurance that this type of litigation will not occur, and any future litigation or the threat thereof may adversely affect our ability to hire additional direct sales representatives, or other personnel. A loss of key personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming, and ultimately unsuccessful.

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

We seek to protect our proprietary technology and processes, in part, by entering into confidentiality and assignment of inventions agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. Despite our efforts, agreements may be breached and security measures may fail, and we may not have adequate remedies for any breach or failure. In addition, our trade secrets and know-how may otherwise become known or be independently discovered by competitors. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We may be subject to claims challenging the inventorship or ownership of the patents and other intellectual property that we own or license.

We may be subject to claims that former employees, collaborators, or other third parties have an ownership interest in the patents and intellectual property that we own or license. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements obligating them to assign such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own; our licensors may face similar obstacles. We could be subject to ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against any claims challenging inventorship or ownership. If we fail in defending any such claims, we may have to pay monetary damages and may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property, which could adversely impact our business, results of operations, and financial condition.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and other fees on patents and patent applications will be due to be paid to the U.S. Patent and Trademark Office and similar foreign agencies in several stages over the lifetime of the patents and patent applications. We rely on our outside counsel to pay these fees due to foreign patent agencies. The U.S. Patent and Trademark Office and various foreign patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent application process. We employ law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market, which could have a material adverse effect on our business, results of operations, and financial condition.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Success in the biopharmaceutical industry is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve both technological and legal complexity, and therefore obtaining and enforcing pharmaceutical patents is costly, time-consuming, and inherently uncertain.

Recent patent reform legislation could increase the uncertainties and costs of prosecuting patent applications and enforcing and defending patents. Enacted in 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, made significant changes to U.S. patent law, including provisions that affect the prosecution of patent applications and also affect patent litigation. The U.S. Patent and Trademark Office developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, including the first to file provisions, only became effective in March 2013. The full impact of the Leahy-Smith Act on our business is not yet clear, but it could result in increased costs and more limited patent protection, either of which could adversely affect our business, results of operations, and financial condition.

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

Risks Related to Our Indebtedness

Our indebtedness could have a material adverse effect on our business, results of operations, and financial condition.

As of December 31, 2022, we had approximately $71.3 million of aggregate principal amount of indebtedness outstanding under our 2021 Credit Agreement. Our indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness and could have other important consequences to our debt holders and significant effects on our business. For example, it could:

•
increase our vulnerability to adverse changes in general economic, industry, and competitive conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to making payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;
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
•
place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy, or other general corporate purposes.

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

We will require a significant amount of cash to service our debt, and our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could materially adversely affect our business, results of operations, and financial condition.

Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory, and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our business, results of operations, and financial condition. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the credit agreements governing our senior and subordinated secured credit facilities, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, results of operations, and financial condition, as well as on our ability to satisfy our obligations in respect of the senior and subordinated secured credit facilities and our other indebtedness.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, results of operations, and financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot guarantee that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. As a result, any default by us on our indebtedness could have a material adverse effect on our business, results of operations, and financial condition.

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

Our failure to comply with the restrictive covenants described above as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our business, results of operations, and financial condition could be adversely affected.

Risks Related to Our Class A Common Stock

The Significant Stockholder Group exercises significant control over us, and their interests may conflict with yours in the future.

Alan A. Ades, Albert Erani, Glenn H. Nussdorf, Dennis Erani, Starr Wisdom, and certain of their respective affiliates, including Organo PFG LLC, Organo Investors LLC, Dennis Erani 2012 Issue Trust, Alan Ades as Trustee of the Alan Ades 2014 GRAT, Albert Erani Family Trust dated 12/29/2012, GN 2016 Family Trust u/a/d August 12, 2016, GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016 and RED Holdings, LLC, who we refer to collectively as the Significant Stockholder Group, control a significant amount of the voting power of the outstanding Class A common stock. As of February 15, 2023, the Significant Stockholder Group collectively beneficially owns approximately 45% of the Company’s Class A common stock. As a result of this voting control, the Significant Stockholder Group collectively can effectively determine the outcome of all matters requiring stockholder approval, including, but not limited to, the election and removal of the Company’s directors (including the right to designate four of our directors pursuant to the terms of an agreement between the Company and the Significant Stockholder Group), as well as other matters of corporate or management policy (such as potential mergers or acquisitions, payment of dividends, asset sales, and amendments to the Company’s certificate of incorporation and bylaws). This concentration of ownership may delay or deter possible changes in control and limit the liquidity of the trading market for the Company’s Class A common stock, which may reduce the value of an investment in its Class A common stock. This voting control could also deprive stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a potential sale of the Company. So long as the Significant Stockholder Group and their affiliates continue to own a significant amount of the Company’s combined voting power, they may continue to be able to strongly influence or effectively control its decisions. The interests of the Significant Stockholder Group and their affiliates may not coincide with the interests of other holders of the Company Class A common stock.

In the ordinary course of their business activities, the Significant Stockholder Group and their affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders. In addition, the Significant Stockholder Group may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.

Our stock price has been, and is likely to continue to be, volatile. Fluctuations in revenue or results of operations could cause additional volatility in our stock price and thus our stockholders could incur substantial losses.

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, which in some cases has been exacerbated by the COVID-19 pandemic. Any unanticipated shortfall in our revenue in any fiscal quarter could have an adverse effect on our results of operations in that quarter. The effect on our net income of such a shortfall could be exacerbated by the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs. These fluctuations could cause the trading price of our stock to be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future.

Some companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation, as we are and as disclosed in Item 3, “Legal Proceedings”. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms.

Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time-consuming, and could divert our management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our Class A common stock.

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

These provisions of the Company’s certificate of incorporation and bylaws could limit the ability of the Company stockholders to obtain a favorable judicial forum for certain disputes with the Company or with its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers, and employees. Alternatively, if a court were to find these provisions of the Company’s certificate of incorporation or bylaws inapplicable to, or unenforceable in respect of, one or more of the types of actions or proceedings listed above including, without limitation, any actions asserted under the Securities Act of 1933, as amended, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition and results of operations. In addition, there is uncertainty as to whether a court would enforce the Company’s forum selection provision with respect to any actions asserted under the Securities Act of 1933, as amended, as investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Provisions in the Company’s charter may inhibit a takeover of the Company, which could limit the price investors might be willing to pay in the future for the Company's Class A common stock and could entrench management.

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

General Risk Factors

We are currently and in the future may be, subject to securities class action litigation or other litigation that could cause us to incur significant legal expenses, divert management’s attention, and result in harm to our business.

We are exposed to potential liabilities and reputational risk associated with securities class action litigation. We are party to a securities class action lawsuit as disclosed in Item 3, “Legal Proceedings”. We may be subject to additional lawsuits, including class action or securities derivative lawsuits as well as incur additional legal fees and may face negative impacts to our stock price and reputation. In addition, we are obligated to indemnify and advance expenses to certain individuals involved in certain of these proceedings.

Any adverse judgment in or settlement of any pending or any future litigation could result in significant payments, fines and penalties that could have a material adverse effect on our business, results of operations, financial condition and reputation. Such payments, damages or settlement costs, if any, related to these matters could be in excess of our insurance coverage. The amount of time that is required to resolve these lawsuits is unpredictable and any litigation or claims against us, even those without merit, may cause us to incur substantial costs, divert management’s attention from the day-to-day operation of our business, and materially harm our reputation.

We face significant and continuing competition, which could adversely affect our business, results of operations, and financial condition.

We face significant and continuing competition in our business, which is characterized by rapid technological change and significant price competition. Market share can shift as a result of technological innovation and other business factors. Our customers consider many factors when selecting a product, including product reliability, clinical outcomes, economic outcomes, price, and services provided by the manufacturer. Our ability to compete depends in large part on our ability to provide compelling clinical and economic benefits to our customers and payers, develop and commercialize new products and technologies and anticipate technological advances. Product introductions or enhancements by competitors which may have advanced technology, better features, or lower pricing may make our products obsolete or less competitive. In addition, consolidation in the healthcare industry continues to lead the demand for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, results of operations or financial condition. The presence of this competition in our market may lead to pricing pressure, which would make it more difficult to sell our products at a price that will make us profitable or prevent us from selling our products at all. As a result, we will be required to devote continued efforts and financial resources to bring our products under development to market, deliver cost-effective clinical outcomes, expand our geographic reach, enhance our existing products, and develop new products for the advanced wound care and soft tissue repair markets. Even if we develop cost effective and/or new products, they may not be covered or reimbursed due to cost-containment and other financial pressures from payers.

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
•
the number and timing of acquisitions and other strategic transactions such as our acquisitions of NuTech Medical and CPN Biosciences, and integration costs associated with such acquisitions;
•
the costs associated with capital expenditures; and
•
unanticipated general, legal, and administrative expenses.

Our operating plan may change as a result of many factors currently unknown to us and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Furthermore, if we issue equity or convertible debt securities to raise capital, you may experience dilution, and the new equity or convertible debt securities may have rights, preferences, and privileges that are senior to or otherwise adversely affect your rights as a stockholder. In addition, if we raise capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise capital on acceptable terms, we may not be able to develop our product candidates, enhance our existing products, execute our business plan, take advantage of future opportunities, or respond to competitive pressure, changes in our supplier relationships, or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material adverse effect on our business, results of operations, and financial condition.

Our future success depends on our ability to retain key employees, consultants and advisors, and to attract, retain and motivate qualified personnel.

We are highly dependent on our executive officers, the loss of whose services may adversely impact the achievement of our objectives. In particular, we depend on Gary Gillheeney, our President and Chief Executive Officer. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives and scientific personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous medical device companies for individuals with similar skill sets. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development, and sales growth objectives.

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

Broad-based business or economic disruptions could adversely affect our business and the sale of our products. For example, in December 2019 an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and spread to a number of other countries, including the United States. This outbreak resulted in extended shutdowns of certain businesses throughout the world. While the COVID-19 pandemic has not materially adversely affected our financial results and business operations through December 31, 2022, COVID-19 continues to present risks to the Company and we continue to closely monitor the impact of the pandemic on all aspects of our business. Global health concerns, such as the COVID-19 pandemic, often disproportionately impact the hospitals, clinics, and healthcare providers to whom we sell our products, which could have a material adverse effect on our business and our results of operation and financial condition.

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

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our business, results of operations, and financial condition.

United States generally accepted accounting principles (“GAAP”) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are highly complex. These matters include, but are not limited to, revenue recognition, leases, income taxes, impairment of goodwill and long-lived assets and equity-based compensation. Changes in these rules, guidelines or interpretations could significantly change our reported or expected financial performance or financial condition.

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

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, results of operations, and financial condition.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, trading our common stock could be conducted only in the over-the-counter (“OTC”) market or on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located on our four-building campus in Canton, Massachusetts, comprising approximately 300,000 square feet of leased and purchased space devoted to manufacturing, shipping, operations, and research and development. Three of the buildings are leased. The leases were initially set to expire on December 31, 2022, and were subsequently extended to December 31, 2027 when we exercised an option to renew these leases for an additional five-year term in December 2021. We lease the buildings in Canton from entities that are controlled by Alan A. Ades, Albert Erani, Dennis Erani and Glenn H. Nussdorf, who are also our stockholders. In addition, Messrs. Ades and Nussdorf are members of our Board of Directors.

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

In San Diego, California, we have leased a warehouse of approximately 19,000 square feet to store the manufacturing equipment from the La Jolla facilities. The lease expires on June 30, 2024.

In Birmingham, Alabama, we had a leased facility of approximately 25,000 square feet to support our amniotic products. The lease expired on December 31, 2022. We moved the operation from Birmingham, Alabama to our Canton, Massachusetts campus. We continue to maintain our R&D operations in Birmingham in a small leased facility.

ITEM 3. LEGAL PROCEEDINGS

On December 10, 2021, a class action complaint captioned Somogyi v. Organogenesis Holdings Inc., et al. was filed on behalf of a putative class of all purchasers of our securities against us and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of New York. The court appointed Donald Martin as lead plaintiff. Mr. Martin filed an amended complaint on October 24, 2022 that brings claims on behalf of a purported class of all purchasers of our securities from August 10, 2020 through August 9, 2022 and alleges violations of federal securities law in connection with alleged false and misleading statements with respect to, among other matters, revenue, sales growth and ability to compete in connection with our Affinity and PuraPly XT products. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unquantified damages as well as attorneys’ fees, expert fees and other costs. The action is in the early stages of litigation. We believe the claims are without merit and intend to vigorously contest them. We are currently preparing our papers in support of our motion to dismiss the litigation for failure to state a claim upon which relief can be granted.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the Nasdaq Capital Market under the symbol “ORGO”. As of February 15, 2023, a total of 131,176,200 shares of our Class A common stock were outstanding and we had 583 holders of record of our Class A common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

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

Stock Performance Graph(1)

The following graph shows a comparison from December 29, 2017 through December 31, 2022 of cumulative total return on assumed investments of $100.00 in cash in each of our Class A common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends. For the period beginning on December 29, 2017 through December 10, 2018, the graph reflects cumulative total return based on the price per share of the Class A common stock of our predecessor company, Avista Healthcare Public Acquisition Corp., prior to the closing of our business combination.

COMPARISON OF FIVE YEARS CUMULATIVE TOTAL RETURN

Among Organogenesis Holdings Inc., the NASDAQ Composite Index,

and the NASDAQ Biotechnology Index

Organogenesis Holdings Inc. (ORGO)
Nasdaq Composite (IXIC)
Nasdaq Biotechnology (NBI)
$250
$200
$150
$100
$50
$0
12/29/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/30/2022

(1)
This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Organogenesis Holdings Inc. under the Securities Act of 1933, as amended.

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

We offer a comprehensive portfolio of products in the markets we serve that address patient needs across the continuum of care. We have and intend to continue to generate data from clinical trials, real-world outcomes and health economics research that validate the clinical efficacy and value proposition offered by our products. Several of our existing and pipeline products in our portfolio have premarket approval (“PMA”), or 510(k) clearance from the FDA. Given the extensive time and cost required to conduct clinical trials and receive FDA approvals, we believe that our data and regulatory approvals provide us with a strong competitive advantage. Our product development expertise and multiple technology platforms provide a robust product pipeline, which we believe will drive future growth.

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our Advanced Wound Care products include Apligraf for the treatment of venous leg ulcers (“VLUs”) and diabetic foot ulcers (“DFUs”); Dermagraft for the treatment of DFUs (manufacturing currently suspended pending transition to a new manufacturing facility or engagement of a third-party manufacturer); PuraPly AM as an antimicrobial barrier for a broad variety of wound types; and the Affinity, Novachor and NuShield wound coverings to address a variety of wound sizes and types. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

In the Surgical & Sports Medicine market, we are leveraging our broad regenerative medicine capabilities to address chronic and acute surgical wounds and tendon and ligament injuries. Our Sports Medicine products include NuShield for surgical applications in targeted soft tissue repairs; and Affinity, Novachor, PuraPly MZ, and PuraPly AM for management of open wounds in the surgical setting. We currently sell these products through independent agencies and our direct sales force.

We generated net revenue of $450.9 million, $467.4 million, and $338.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. We reported net income of $15.5 million, $94.2 (which includes a $48.3 million benefit from release of a tax valuation allowance), and $17.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. While we reported net income for the most recent three years, we have incurred significant losses since inception and we may incur operating losses in the future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of December 31, 2022, we had an accumulated deficit of $45.3 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our Class A common stock. We operate as one segment of regenerative medicine.

COVID-19 pandemic

On January 30, 2023, the Biden Administration announced it will end the public health emergency (and national emergency) declarations related to COVID-19 on May 11, 2023. While the COVID-19 pandemic has not materially adversely affected our financial results and business operations through December 31, 2022, COVID-19 continues to present risks to the Company and we continue to closely monitor the impact of the pandemic on all aspects of our business. We are unable to predict the impact that COVID-19 (including the emergence of new variants) will have on our financial position and operating results in the future.

CPN Acquisition

On September 17, 2020, we acquired certain assets and assumed certain liabilities of CPN Biosciences, LLC (“CPN”) pursuant to an asset purchase agreement dated July 24, 2020. This transaction was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The aggregated consideration amounted to $19.0 million as of the acquisition date which consisted of $6.4 million in cash, 2,151,438 shares of our common stock with a fair value of $8.8 million, and a contingent consideration (the “Earnout”) with a fair value at such time of $3.8 million. At the closing, we paid $5.8 million in cash and issued 1,947,953 shares of our Class A common stock. The remaining consideration of $1.4 million was held back and was released in April 2022 by the Company paying $0.6 million in cash and issuing 203,485 shares of the Company’s Class A common stock to the former equity holders of CPN. As of the conclusion of the Earnout period on June 30, 2022, the Company calculated the Earnout liability to be $0.

The results of operations of CPN have been included in our consolidated financial statements beginning on the acquisition date.

Dermagraft

As previously disclosed, manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022. We currently plan to transition our Dermagraft manufacturing to a new manufacturing facility or engage a third-party manufacturer, which we expect will result in substantial long-term cost savings. In the period when Dermagraft is not available, we expect that customers will be willing to substitute Apligraf for Dermagraft and that the suspension of Dermagraft sales will not have a material impact on our net revenue. However, if we do not realize the expected substantial long-term cost savings or if customers are unwilling to substitute Apligraf for Dermagraft during the period in which Dermagraft is unavailable, it could have an adverse effect on our net revenue and results of operations.

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

We define EBITDA as net income (loss) before depreciation and amortization, interest expense and income taxes. We define Adjusted EBITDA as EBITDA, further adjusted for the impact of certain items that we do not consider indicative of our core operating performance. These items include non-cash equity compensation, restructuring charges, loss on the extinguishment of debt, mark-to-market adjustments on our Earnout liability, transaction costs related to CPN acquisition, gain on settlement of deferred acquisition consideration, recovery of certain notes receivable from related parties, write-off of the capitalized costs related to certain unfinished construction work, the cancellation fee for terminating certain agreements or pausing a certain construction project, and settlement fee for a certain dispute. We have presented Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.

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

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and Adjusted EBITDA does not reflect the cash required to fund such replacements;
•
Adjusted EBITDA does not reflect interest expense or the cash requirements necessary to service payments on our debt;
•
Adjusted EBITDA excludes stock-based compensation expense which has been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business and an important part of our compensation strategy;
•
Adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges and gains (such as restructuring charge, mark-to-market adjustments, etc.) have recurred and may recur; and
•
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs, and physician offices. We primarily sell our Surgical & Sports Medicine products through third-party agencies.

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

Research and development expenses

Research and development expenses include personnel costs for our research and development personnel, expenses related to improvements in our manufacturing processes, enhancements to our currently available products, and additional investments in our product and platform development pipeline. Our research and development expenses also include expenses for clinical trials. We expense research and development costs as incurred. We generally expect that research and development expenses will increase as we continue to conduct clinical trials on new and existing products, move products through the regulatory pathway (e.g., seek BLA approval), bring new products to market, and enhance our manufacturing process and procedures.

Other expense, net

Interest expense—Interest expense consists of interest on our outstanding indebtedness, including amortization of debt discount and debt issuance costs, net of interest income recognized.

Loss on the extinguishment of debt— In August 2021, upon entering into the 2021 Credit Agreement, we paid an aggregate amount of $70.6 million associated with the termination of the 2019 Credit Agreement, including unpaid principal, accrued interest, the Final Payment and a prepayment fee. We recognized $1.9 million as loss on the extinguishment of the loan for the year ended December 31, 2021.

Gain on settlement of deferred acquisition consideration—In February 2020, we settled a dispute on the $5.0 million deferred acquisition consideration with the sellers of NuTech Medical for $4.0 million and assumed from the sellers of NuTech Medical the responsibilities related to a legacy lawsuit of NuTech Medical which was settled in October 2020. In connection with the settlement of this dispute and the legacy lawsuit, we recorded a gain of $2.2 million for the year ended December 31, 2020.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. In consideration of the factors discussed above, in the fourth quarter of 2021, we determined it was more likely than not that our deferred tax assets would be realized in the future and released the valuation allowance on our net U.S. deferred tax assets as of December 31, 2021, resulting in a benefit of $48.3 million in income taxes. We maintained the same position that our net U.S. deferred tax assets did not require a valuation allowance as of December 31, 2022.

Our U.S. provision for income taxes relates to current tax expense associated with taxable income that could not be offset by state net operating losses. We have utilized net operating losses to offset all of the 2022 federal taxable income but have exhausted net operating losses and are subject to limitations in the net operating loss utilization in certain states. We have also recorded a foreign provision for income taxes related to our wholly-owned subsidiary in Switzerland.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Year Ended December 31,
	2022	2021	2020
Net revenue	$450,893	$467,359	$338,298
Cost of goods sold	105,019	114,199	87,319
Gross profit	345,874	353,160	250,979
Operating expenses:
Selling, general and administrative	283,808	250,200	204,193
Research and development	39,762	30,742	20,086
Total operating expenses	323,570	280,942	224,279
Income from operations	22,304	72,218	26,700
Other expense, net:
Interest expense	(2,009)	(7,236)	(11,279)
Gain on settlement of deferred acquisition consideration	-	-	2,246
Loss on the extinguishment of debt	-	(1,883)	-
Other income (loss), net	(13)	(13)	97
Total other expense, net	(2,022)	(9,132)	(8,936)
Net income before income taxes	20,282	63,086	17,764
Income tax (expense) benefit	(4,750)	31,116	(530)
Net income	$15,532	$94,202	$17,234

EBITDA and Adjusted EBITDA

The following table presents a reconciliation of GAAP net income to non-GAAP EBITDA and non-GAAP Adjusted EBITDA, for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income	$15,532	$94,202	$17,234
Interest expense	2,009	7,236	11,279
Income tax expense (benefit)	4,750	(31,116)	530
Depreciation	5,845	5,781	4,438
Amortization	4,883	4,949	3,745
EBITDA	33,019	81,052	37,226
Stock-based compensation expense	6,552	3,864	1,661
Restructuring charge (1)	2,268	4,704	618
Gain on settlement of deferred acquisition consideration (2)	-	-	(2,246)
Recovery of certain notes receivable from related parties (3)	-	(179)	(1,516)
Cancellation fee (4)	-	-	1,950
Write-off of certain assets (5)	4,200	1,104	-
Change in fair value of Earnout (6)	-	(3,985)	203
Settlement fee (7)	2,600	700	-
Loss on extinguishment of debt (8)	-	1,883	-
Facility construction project pause (9)	632	-	-
CPN transaction costs (10)	-	-	929
Adjusted EBITDA	$49,271	$89,143	$38,825

(1)
Amounts reflect employee retention and benefits as well as other exit costs associated with the Company’s restructuring activities. See footnote “11. Restructuring” to our audited financial statements included in this Annual Report on Form 10-K.
(2)
Amount reflects the gain recognized related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020 as well as the settlement of the assumed legacy lawsuit from the sellers of NuTech Medical in October 2020. See footnote “18. Commitments and Contingencies” to our audited financial statements included in this Annual Report on Form 10-K.
(3)
Amounts reflect the collection of certain notes receivable from related parties previously reserved. See footnote “19. Related Party Transactions” to our audited financial statements included in this Annual Report on Form 10-K.
(4)
Amount reflects the cancellation fee for terminating certain product development and consulting agreements the Company inherited from NuTech Medical. See footnote “18. Commitments and Contingencies” to our audited financial statements included in this Annual Report on Form 10-K.

(5)
Amount in 2021 reflects the write-off of certain design and consulting fees previously capitalized related to the construction in progress at one of the Company’s Canton, Massachusetts facilities. Amount in 2022 reflects the disposal of certain equipment related to the same facility. See footnote “8. Property and Equipment, Net” to our audited financial statements included in this Annual Report on Form 10-K.
(6)
Amounts reflect the change in the fair value of the Earnout liability in connection with the CPN acquisition. See footnote “3. Acquisition” to our audited financial statements included in this Annual Report on Form 10-K.
(7)
Amounts reflect the fee the Company paid to a GPO to settle previously disputed GPO fees. See footnote “2. Significant Accounting Policies” to our audited financial statements included in this Annual Report on Form 10-K.
(8)
Amount reflects the loss recognized on the extinguishment of the 2019 Credit Agreement upon repayment in 2021. See footnote “12. Long-Term Debt Obligations” to our audited financial statements included in this Annual Report on Form 10-K.
(9)
Amount reflects the cancellation fees incurred in connection with the Company’s decision to pause one of its manufacturing facility construction projects.
(10)
Amount reflects legal, advisory and other professional fees incurred in 2020, related directly to the CPN acquisition. See footnote “3. Acquisition” to our audited financial statements included in this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2022, 2021, and 2020

Revenue

	Years Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
	(in thousands, except for percentages)
Advanced Wound Care	$422,231	$430,237	$294,624	$(8,006)	(2%)	$135,613	46%
Surgical & Sports Medicine	28,662	37,122	43,674	(8,460)	(23%)	(6,552)	(15%)
Net revenue	$450,893	$467,359	$338,298	$(16,466)	(4%)	$129,061	38%

For the year ended December 31, 2022, net revenue from our Advanced Wound Care products decreased by $8.0 million, or 2%, as compared to the year ended December 31, 2021. The decrease in Advanced Wound Care net revenue was primarily attributable to a decrease in sales of certain of our non-PuraPly products and the settlement fee with a GPO recorded as a direct reduction of revenue in the year ended December 31, 2022.

For the year ended December 31, 2022, net revenue from our Surgical & Sports Medicine products decreased by $8.5 million, or 23%, as compared to the year ended December 31, 2021. The decrease in Surgical & Sports Medicine net revenue was primarily due to the continued impact of the suspension of marketing of our ReNu and NuCel products in connection with the expiration of the FDA’s enforcement grace period on May 31, 2021.

For the year ended December 31, 2021, net revenue from our Advanced Wound Care products increased by $135.6 million, or 46%, as compared to the year ended December 31, 2020. The increase in Advanced Wound Care net revenue was primarily attributable to the expanded sales force, increased sales to existing and new customers, increased adoption of our placental-based product portfolio, including our Affinity product, as well as increased adoption of our PuraPly line extensions launched in the second half of 2020.

For the year ended December 31, 2021, net revenue from our Surgical & Sports Medicine products decreased by $6.6 million, or 15%, as compared to the year ended December 31, 2020. The decrease in Surgical & Sports Medicine net revenue was primarily due to the impact of the suspension of marketing of our ReNu and NuCel products in connection with the expiration of the FDA’s enforcement grace period on May 31, 2021.

Included within net revenue is PuraPly revenue of $242.7 million, $198.1 million, and $147.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The continued increase in PuraPly revenue in the years ended December 31, 2022 and 2021 was due to the expanded sales forces, expanded sites of care, and increased adoption, by existing and new customers, of our PuraPly line extensions.

Cost of Goods Sold and Gross Profit

	Years Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
	(in thousands, except for percentages)
Cost of goods sold	$105,019	$114,199	$87,319	$(9,180)	(8%)	$26,880	31%
Gross profit	$345,874	$353,160	$250,979	$(7,286)	(2%)	$102,181	41%

For the year ended December 31, 2022, cost of goods sold decreased by $9.2 million, or 8%, as compared to the year ended December 31, 2021. The decrease in cost of goods sold was primarily due to decreased sales volume in our Advanced Wound Care and Surgical & Sports Medicine products.

For the year ended December 31, 2022, gross profit decreased by $7.3 million, or 2%, as compared to the year ended December 31, 2021. The decrease in gross profit resulted primarily from decreased sales volume and increased manufacturing-related costs, partially offset by a shift in product mix to our higher gross margin products.

For the year ended December 31, 2021, cost of goods sold increased by $26.9 million, or 31%, as compared to the year ended December 31, 2020. The increase in cost of goods sold was primarily due to increased unit volumes, and additional manufacturing and quality control headcount.

For the year ended December 31, 2021, gross profit increased by $102.2 million, or 41%, as compared to the year ended December 31, 2020. The increase in gross profit resulted primarily from increased sales volume due to the strength in our Advanced Wound Care products as well as a shift in product mix to our higher gross margin products.

Selling, General and Administrative Expenses

	Years Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
	(in thousands, except for percentages)
Selling, general and administrative	$283,808	$250,200	$204,193	$33,608	13%	$46,007	23%

For the year ended December 31, 2022, selling, general and administrative expenses increased by $33.6 million, or 13%, as compared to the year ended December 31, 2021. The increase in selling, general and administrative expenses was primarily due to a $12.2 million increase related to additional headcount, primarily in our direct sales force, a $10.0 million increase related to increased travel and marketing programs amid the relaxed COVID-19 travel restrictions, a $5.6 million increase in legal, royalty and consulting costs associated with the ongoing operations of our business and the ERP system implementation, and a $4.2 million charge for disposal of certain equipment related to the construction in progress at one of the Company's Canton Massachusetts facilities and $0.6 million cancellation fees incurred in connection with the Company’s decision to pause the construction project for the same facility. In addition, in the year ended December 31, 2021, the Company recorded a $4.0 million reduction to the selling, general and administrative expenses related to the CPN Earnout fair value adjustments. These increases were partially offset by a $1.7 million miscellaneous decrease and a $1.3 million decrease in restructuring costs due to the smaller scale of the restructuring activities associated with closing the Birmingham office in 2022 as compared to the restructuring activities associated with closing the La Jolla office in 2021.

For the year ended December 31, 2021, selling, general and administrative expenses increased by $46.0 million, or 23%, as compared to the year ended December 31, 2020. The increase in selling, general and administrative expenses was primarily due to a $33.0 million increase related to additional headcount, primarily in our direct sales force and increased sales commissions due to increased sales, a $10.9 million increase in various administrative costs resulting from increased revenue and increased in legal, consulting fees and other costs associated with the ongoing operations of our business, a $4.3 million increase related to increased travel and marketing programs amid the relaxed COVID-19 travel restrictions, a $2.9 million increase in restructuring cost associated with closing the La Jolla office, and a $1.1 million write-off of certain design and consulting fees previously capitalized related to the unfinished construction work at one of the Company’s Canton, Massachusetts facilities. These increases were partially offset by a $4.2 million decrease resulting from the CPN Earnout fair value adjustment and a $2.0 million decrease in the cancellation fee incurred in the three months ended March 31, 2020 to cancel certain product development and consulting agreements.

Research and Development Expenses

	Years Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
	(in thousands, except for percentages)
Research and development	$39,762	$30,742	$20,086	$9,020	29%	$10,656	53%

For the year ended December 31, 2022, research and development expenses increased by $9.0 million, or 29%, as compared to the year ended December 31, 2021. The increase in research and development expenses was primarily due to increased headcount associated with our existing Advanced Wound Care and Surgical & Sports Medicine products, an increase in product costs associated with our pipeline products not yet commercialized and an increase in the clinical study and related costs necessary to seek regulatory approvals for certain of our products.

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

Other Expense, Net

	Years Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
	(in thousands, except for percentages)
Interest expense	$(2,009)	$(7,236)	$(11,279)	$5,227	(72%)	$4,043	(36%)
Gain on settlement of deferred acquisition consideration	-	-	2,246	-	0%	(2,246)	(100%)
Loss on the extinguishment of debt	-	(1,883)	-	1,883	(100%)	(1,883)	**
Other income (expense), net	(13)	(13)	97	-	0%	(110)	(113%)
Total other expense, net	$(2,022)	$(9,132)	$(8,936)	$7,110	(78%)	$(196)	2%

** not meaningful

For the year ended December 31, 2022, total other expense, net, decreased by $7.1 million, or 78%, as compared to the year ended December 31, 2021. The decrease in interest expense in 2022 resulted from the lower interest rate for the borrowings under the 2021 Credit Agreement. Loss on extinguishment of debt of $1.9 million in 2021 was related to loss recognized on the extinguishment of the 2019 Credit Agreement upon repayment in August 2021.

For the year ended December 31, 2021, total other expense, net, increased by $0.2 million, or 2%, as compared to the year ended December 31, 2020. Interest expense decreased by $4.0 million, or 36%, primarily due to the reduced interest rate for borrowings under the 2021 Credit Agreement. Loss on extinguishment of debt of $1.9 million in 2021 was related to loss recognized on the extinguishment of the 2019 Credit Agreement upon repayment in August 2021. The gain of $2.2 million in 2020 on the settlement of deferred acquisition consideration was related to the settlement of the deferred acquisition consideration dispute with the sellers of NuTech Medical in February 2020 as well as the decrease in legal accruals related to the settlement in October 2020 of a legacy lawsuit which we assumed from the sellers of NuTech Medical as part of the resolution of the aforementioned dispute.

Income Tax (Expense) Benefit

	Years Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
	(in thousands, except for percentages)
Income tax (expense) benefit	$(4,750)	$31,116	$(530)	$(35,866)	(115%)	$31,646	**

** not meaningful

For the year ended December 31, 2022, income tax expense of $4.8 million included $2.8 million of current income taxes and $2.0 million of deferred income taxes. The effective tax rate for 2022 was 23.4% and was computed based on the statutory rate of 21%

adjusted primarily for state and local income taxes, nondeductible officer compensation and an out-of-period adjustment for an error included in the beginning balance of the deferred tax asset. For the year ended December 31, 2021, income tax benefit was $31.1 million, which primarily resulted from the release of the valuation allowance previously recorded against the full amount of our net U.S. deferred tax assets as of December 31, 2021. See footnote “15. Income Taxes” to our audited financial statements included in this Annual Report on Form 10-K .

For the year ended December 31, 2021, income tax benefit was $31.1 million, as compared to income tax expense of $0.5 million for the year ended December 31, 2020. The change is due to the deferred tax benefit of $32.0 million recognized for the year ended December 31, 2021, which primarily resulted from the release of the valuation allowance previously recorded against the full amount of our net U.S. deferred tax assets as of December 31, 2021. See footnote “15. Income Taxes” to our audited financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of December 31, 2022, we had an accumulated deficit of $45.3 million and working capital of $147.6 million which included $102.5 million in cash and cash equivalents. We also have $125.0 million available for future revolving borrowings under our Revolving Facility (see footnote “12. Long-Term Debt Obligations” to our audited financial statements included in this Annual Report on Form 10-K). For the year ended December 31, 2022, we reported $450.9 million in net revenue, $15.5 million in net income and $24.9 million of cash inflows from operating activities. We expect that our cash on hand and other components of working capital as of December 31, 2022, availability under the 2021 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this Annual Report on Form 10-K.

We continue to closely monitor ongoing developments in connection with the COVID-19 pandemic, which may negatively affect our commercial prospects, cash position and access to capital in fiscal 2023 or beyond. We will continue to assess our cash and other sources of liquidity and, if circumstances warrant, we will make appropriate adjustments to our operating plan. Please see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks.

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

The following table presents our cash and outstanding debt as of the dates indicated:

	December 31,
	2022	2021	2020
	(in thousands)
Cash and cash equivalents	$102,478	$113,929	$84,394

Line of credit	$-	$-	$10,000
Term loan net of debt discount and issuance cost	70,769	73,425	59,710
Finance lease obligations	-	200	15,061
Total debt	$70,769	$73,625	$84,771

Under the line of credit or the Revolving Facility, we have up to $125.0 million available for future revolving borrowings, subject to maintaining compliance with financial and non-financial covenants.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$24,859	$61,978	$5,466
Net cash used in investing activities	(33,898)	(31,220)	(23,498)
Net cash provided by (used in) financing activities	(2,199)	(1,036)	42,468
Net increase (decrease) in cash and restricted cash	$(11,238)	$29,722	$24,436

Operating Activities

During the year ended December 31, 2022, net cash provided by operating activities was $24.9 million, resulting from our net income of $15.5 million, non-cash charges of $43.4 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $34.1 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $8.8 million, an increase in inventory and prepaid expenses of $9.8 million, a decrease in operating lease liability of $7.0 million and a decrease of accrued expenses of $11.9 million, all of which were partially offset by an increase in accounts payable and other liabilities of $3.3 million.

During the year ended December 31, 2021, net cash provided by operating activities was $62.0 million, resulting from our net income of $94.2 million, non-cash charges of $4.8 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $37.0 million. The non-cash charges of $4.8 million consisted of $36.8 million standard non-cash items primarily related to depreciation and amortization, stock-based compensation expense, and inventory reserve, partially offset by the deferred tax benefit of $32.0 million primarily resulting from the release of the valuation allowance previously recorded against the full amount of our net U.S. deferred tax assets as of December 31, 2021. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $28.7 million, an increase in inventory of $9.3 million, and a decrease in operating leases and other liabilities of $12.2 million, all of which were partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $13.2 million.

During the year ended December 31, 2020, net cash provided by operating activities was $5.5 million, resulting from our net income of $17.2 million and non-cash charges of $16.0 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $27.8 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable and other current assets of $17.9 million, an increase in inventory of $6.7 million, and a decrease in accounts payable and other liabilities of $4.6 million, all of which were partially offset by an increase in accrued expenses and other current liabilities of $1.4 million.

Investing Activities

During the year ended December 31, 2022, we used $33.9 million of cash in investing activities solely consisting of capital expenditures.

During the year ended December 31, 2021, we used $31.2 million of cash in investing activities solely consisting of capital expenditures.

During the year ended December 31, 2020, we used $23.5 million of cash in investing activities consisting of capital expenditures of $17.7 million and payment of $5.8 million related to the acquisition of CPN.

Financing Activities

During the year ended December 31, 2022, net cash used in financing activities was $2.2 million. This consisted primarily of the payment of term loan and finance lease obligations of $3.0 million and the payment of $0.6 million related to the CPN deferred acquisition consideration, partially offset by the net receipts of $1.4 million in connection with stock awards activities.

During the year ended December 31, 2021, net cash used in financing activities was $1.0 million. This consisted primarily of the repayment of borrowings of $70.0 million under the 2019 Credit Agreement, the payment of $1.6 million to extinguish this debt facility, the payment of finance lease obligations of $2.6 million, and the payment of $2.2 million related to other financing activities.

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

Indebtedness

2021 Credit Agreement

In August 2021, we and our subsidiaries entered into a credit agreement with SVB and several other lenders, which we refer to as the 2021 Credit Agreement. The 2021 Credit Agreement, as amended, provides for a term loan facility not to exceed $75.0 million (the “Term Loan Facility”) and a revolving credit facility not to exceed $125.0 million (the “Revolving Facility”).

Advances made under the 2021 Credit Agreement may be either SOFR Loans or ABR Loans, at our option. For SOFR Loans, the interest rate is a per annum interest rate equal to the Adjusted Term SOFR plus an Applicable Margin between 2.00% to 3.25% based on the Total Net Leverage Ratio. For ABR Loans, the interest rate is equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the Adjusted Term SOFR rate plus 1.0%, plus (2) an Applicable Margin between 1.00% to 2.25% based on the Total Net Leverage Ratio.

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

As of December 31, 2022, we were in compliance with the covenants under the 2021 Credit Agreement. We had outstanding borrowings of $71.3 million under our Term Loan Facility and no borrowings outstanding under our Revolving Facility with $125 million available for future revolving borrowings, respectively.

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

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, we may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If after assessing the totality of events or circumstances, we determine that it is more likely than not (i.e. greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. Alternatively, we can bypass the qualitative assessment and proceed directly to the quantitative test. The quantitative goodwill impairment test requires us to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill. At December 31, 2022, we elected to perform a quantitative analysis directly. We used the Company’s market capitalization to approximate the fair value of the reporting unit. The fair value exceeded the carrying value and no impairment was recorded.

Application of the goodwill impairment test requires judgments, including a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of the reporting unit. We used the Company’s market capitalization to determine the fair value of the reporting unit. There is no assurance that the Company’s market capitalization will not decline significantly from the level used in the impairment analysis. Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment and industry, deterioration in the Company’s performance or its future projections, or changes in plans for its reporting unit.

There were no impairments of goodwill recorded during 2022, 2021, and 2020.

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

There were no impairments of long-lived assets recorded during 2022, 2021, and 2020.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. In consideration of the factors discussed above, in the fourth quarter of 2021, we determined it was more likely than not that our deferred tax assets would be realized in the future and released the valuation allowance on our net U.S. deferred tax assets as of December 31, 2021, resulting in a benefit of $48.3 million in income taxes. We maintained the same position that our net U.S. deferred tax assets did not require a valuation allowance as of December 31, 2022.

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

Valuation of Contingent Consideration

In connection with our acquisition of CPN, we recognized a non-current liability, at the time of the acquisition in 2020, for the fair value of the contingent consideration (the “Earnout”). The Earnout liability was classified as a Level 3 measurement for which fair value was derived from inputs that were unobservable and significant to the overall fair value measurement. The fair value of such Earnout liability was estimated using a Monte Carlo simulation model that utilized key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout period. We assessed the fair value of the Earnout liability at each reporting period. Any subsequent changes in the estimated fair value of the liability were reflected in selling, general and administrative expenses until the liability was settled.

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

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the expected dates of adoption and the estimated effects, if any, on our consolidated financial statements, see footnote “2. Significant Accounting Policies” to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risk.

Interest Rate Risk

As of December 31, 2022, we had $71.3 million in borrowings outstanding under our Term Loan Facility and no borrowings outstanding under our Revolving Facility, respectively. Borrowings under our 2021 Credit Agreement bear interest at variable rates. Based on the principal amount outstanding as of December 31, 2022, an immediate 10% change in the interest rate would not have a material impact on our financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-30 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of December 31, 2022, our disclosure controls and procedures were ineffective because our internal control over financial reporting was not designed properly to ensure proper identification of non-routine transactions and ensure appropriate segregation of duties.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted the assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was ineffective due to the material weaknesses described below. As a result, the disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

We did not design and maintain effective controls (i) to properly identify and assess significant non-routine transactions and (ii) over information technology general controls and proper segregation of duties to support the proper initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data.

Although management has made certain progress in remediating these material weaknesses, management concluded that the material weaknesses described above continued to exist as of December 31, 2022. Management has taken actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes of the above-mentioned material weaknesses. Management is committed to finalizing the remediation of the material weaknesses. Management’s internal control remediation efforts include the following:

•
In 2022, we finalized the plan to implement a new company-wide enterprise resource planning, or ERP, system to provide additional systematic controls and segregation of duties for our accounting processes. Due, in part, to turnover in key positions and changes in design, our ERP system go-live date has been delayed. We anticipate the ERP system going live in 2023.
•
In 2022, we determined that our forward facing customer sales systems were not catering to our customer needs. We plan to implement a new sales force software system in 2023.
•
We have continued to train and cross train our employees on their internal control responsibilities and how to best support other control owners if personnel turnover issues within their departments occur. We have also supplemented our internal resources with third-party resources, where necessary.
•
We have instituted a new Director of Internal Audit overseeing an outside firm that will continue to assist management with performing control operating effectiveness testing throughout the year.
•
We regularly reported the results of control testing to the key stakeholders across our organization, including our audit committee, on testing progress and defined corrective actions, and we monitored and reported on the results of control remediation. We have strengthened our internal policies, processes, and reviews through these actions.
•
We implemented a new control to ensure that significant transactions are identified and effectively communicated so that they are properly and timely reported.
•
We have continued working on documenting and remediating weaknesses and structuring the Company’s processes to meet SOX 404(b) requirements.

As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weaknesses. However, we believe the above actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remediation efforts. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are executed consistently and operating effectively, the material weaknesses described above will continue to exist.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8 above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above related to remediation efforts. However, as the implementation of the new ERP system continues and as the material weaknesses are remediated, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year (the “Proxy Statement”).

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

3.3	Bylaws of ORGO (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

4.1

Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 9, 2020)

10.1

Amended and Restated Registration Rights Agreement dated as of December 10, 2018 among ORGO, Avista Acquisition Corp., Avista Capital Partners Fund IV L.P., Avista Capital Partners Fund IV (Offshore), L.P., and certain holders of Organogenesis Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.2

Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 65 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.3

Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 85 Dan Road Associates, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.4

Lease dated as of January 1, 2013 by and between Organogenesis Inc. and Dan Road Equity I, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.5

Lease Agreement, dated as of June 5, 2012, by and between Organogenesis Switzerland GmbH and Stiftung Regionales Gründerzentrum Reinach, as amended by that certain Supplement No. 1 dated May 9, 2017 and that certain Supplement No. 2 dated May 9, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.6

Lease Agreement, dated as of January 1, 2014, by and between Oxmoor Holdings, LLC and Prime Merger Sub, LLC (as successor-in-interest to Nutech Medical, Inc.) (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.7

Standard Industrial/Commercial Multi-Tenant Lease—Net, dated as of March 7, 2011, by and among Liberty Industrial Park and Organogenesis Inc., as amended by that certain First Amendment dated as of April, 2013, Second Amendment dated as of April 19, 2015, and Third Amendment dated as of March 9, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.8‡

Amended and Restated Key Employee Agreement dated as of February 1, 2007 by and between Organogenesis Inc. and Gary Gillheeney (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

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

10.16‡	2018 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on August 9, 2022)

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

10.25

Fourth Amendment to Lease dated February 14, 2020 by and between Liberty Industrial Park and Organogenesis Inc. (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 9, 2020)

10.26

Second Amendment to Lease dated February 7, 2020 by and between Oxmoor Holdings, LLC and Organogenesis Inc. (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 9, 2020)

Exhibit No.	Exhibit
10.27‡

Summary of Amendment to Severance for Gary S. Gillheeney, Sr. (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K/A (File No. 001-37906) filed with the SEC on April 29, 2020)

10.28‡

Offer Letter dated January 15, 2021 between the Company and David C. Francisco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on February 16, 2021)

10.29‡

Change in Control Retention Agreement between Organogenesis Holdings Inc. and Gary S. Gillheeney, Sr. effective as of May 10, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.30‡

Form of Change in Control Retention Agreement (Non-CEO Executive Officers) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.31‡

Form of Change in Control Retention Agreement (Independent Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.32

Credit Agreement dated and effective as of August 6, 2021 among Organogenesis Holdings Inc., as borrower, Organogenesis Inc. and Prime Merger Sub, LLC, as guarantors, and Silicon Valley Bank, as Administrative Agent, Lead Arranger, Bookrunner, Issuing Lender and Swingline Lender, and Silicon Valley Bank and the several other lenders from time to time party thereto, collectively as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 9, 2021)

10.33*

First Amendment to Credit Agreement dated as of December 8, 2022 by and among Organogenesis Holdings Inc., as borrower, the several banks and other financial institutions or entities party hereto and Silicon Valley Bank, as the Administrative Agent, and as the Issuing Lender and the Swingline Lender

10.34

Purchase and Sale Agreement dated as of August 11, 2021 by and between Organogenesis Inc. and 275 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 16, 2021)

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

101*

The following materials from the Annual Report of Organogenesis Holdings Inc. on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 of Organogenesis Holdings Inc., (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 of Organogenesis Holdings Inc., (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020 of Organogenesis Holdings Inc., (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020 of Organogenesis Holdings Inc., and (v) Notes to Consolidated Financial Statements of Organogenesis Holdings Inc.

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

ORGANOGENESIS HOLDINGS INC.

By:	/s/ Gary S. Gillheeney, Sr.
Gary S. Gillheeney, Sr. President and Chief Executive Officer
Date:	March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary S. Gillheeney, Sr. Gary S. Gillheeney, Sr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2023

/s/ David Francisco David Francisco	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2023

/s/ Alan A. Ades Alan A. Ades	Director	March 1, 2023

/s/ Robert Ades Robert Ades	Director	March 1, 2023

/s/ Michael J. Driscoll Michael J. Driscoll	Director	March 1, 2023

/s/ Prathyusha Duraibabu Prathyusha Duraibabu	Director	March 1, 2023

/s/ David Erani David Erani	Director	March 1, 2023

/s/ Jon Giacomin	Director	March 1, 2023
Jon Giacomin

/s/ Michele Korfin Michele Korfin	Director	March 1, 2023

/s/ Arthur S. Leibowitz Arthur S. Leibowitz	Director	March 1, 2023

/s/ Glenn H. Nussdorf Glenn H. Nussdorf	Director	March 1, 2023

/s/ Gilberto Quintero Gilberto Quintero	Director	March 1, 2023

ORGANOGENESIS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Organogenesis Holdings Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Organogenesis Holdings Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. The Company did not design and maintain effective controls (i) to properly identify and assess significant non-routine transactions and (ii) over information technology general controls and proper segregation of duties to support the proper initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 1, 2023 on those financial statements.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Identification of significant non-routine transactions

Non-routine transactions represent activities that occur only periodically and are generally not part of the routine flow of transactions. During the year ended December 31, 2022, the Company entered into certain non-routine transactions that required management to apply judgement in determining the appropriate accounting treatment, including the agreement discussed in Note 2 to the financial statements with a Group Purchasing Organization (GPO) to settle previously disputed GPO fees for $3,300, which included $2,600 recorded as charge to earnings during the year ended December 31, 2022, and certain indicators of impairment from the disposal of equipment and a pause in construction during the year ended December 31, 2022 discussed in Note 8 to the financial statements, which resulted in the Company testing certain assets of its OI East asset group for impairment. Management must exercise significant judgment in the identification of significant non-routine transactions given that they are unique and not part of the routine flow of the Company’s transactions.

We identified management’s identification and assessment of significant non-routine transactions as a critical audit matter due to the subjectivity in determining the sufficiency of the results of the actions taken by management to identify all significant non-routine transactions.

Our audit procedures related to the Company’s identification of significant non-routine transactions included the following, among others:

•
We obtained an understanding of the relevant controls related to management’s timely identification and assessment of significant non-routine transactions and tested such controls for design and operating effectiveness.
•
We read public filings from the Company with a focus on identifying significant non-routine transactions.
•
We inspected the Company’s minutes from meetings of the Board of Directors, including committees of the Board of Directors.
•
We made inquiries of executive management, employees outside of the accounting function, and members of the Board of Directors.
•
We performed confirmation procedures with the Company’s external counsel

/s/ RSM US LLP

We have served as the Company's auditor since 2004.

Boston, Massachusetts

March 1, 2023

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$102,478	$113,929
Restricted cash	812	599
Accounts receivable, net	89,450	82,460
Inventory	24,783	25,022
Prepaid expenses and other current assets	5,086	4,969
Total current assets	222,609	226,979
Property and equipment, net	102,463	79,160
Intangible assets, net	20,789	25,673
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	43,192	49,144
Deferred tax asset, net	30,014	31,994
Other assets	1,520	1,537
Total assets	$449,359	$443,259

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of deferred acquisition consideration	$-	$1,436
Current portion of term loan	4,538	2,656
Current portion of finance lease obligations	-	200
Current portion of operating lease obligations	11,708	11,785
Accounts payable	32,330	29,339
Accrued expenses and other current liabilities	26,447	37,289
Total current liabilities	75,023	82,705
Term loan, net of current portion	66,231	70,769
Operating lease obligations, net of current portion	41,314	46,893
Other liabilities	1,122	1,557
Total liabilities	183,690	201,924
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 131,647,677 and 129,408,740 shares issued; 130,919,129 and 128,680,192 shares outstanding at December 31, 2022 and 2021, respectively.	13	13
Additional paid-in capital	310,957	302,155
Accumulated deficit	(45,301)	(60,833)
Total stockholders' equity	265,669	241,335
Total liabilities and stockholders' equity	$449,359	$443,259

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$450,893	$467,359	$338,298
Cost of goods sold	105,019	114,199	87,319
Gross profit	345,874	353,160	250,979
Operating expenses:
Selling, general and administrative	283,808	250,200	204,193
Research and development	39,762	30,742	20,086
Total operating expenses	323,570	280,942	224,279
Income from operations	22,304	72,218	26,700
Other expense, net:
Interest expense	(2,009)	(7,236)	(11,279)
Gain on settlement of deferred acquisition consideration	-	-	2,246
Loss on the extinguishment of debt	-	(1,883)	-
Other income (loss), net	(13)	(13)	97
Total other expense, net	(2,022)	(9,132)	(8,936)
Net income before income taxes	20,282	63,086	17,764
Income tax (expense) benefit	(4,750)	31,116	(530)
Net income	$15,532	$94,202	$17,234

Net income, per share:
Basic	$0.12	$0.73	$0.16
Diluted	$0.12	$0.70	$0.15
Weighted-average common shares outstanding
Basic	130,070,231	128,331,022	107,737,936
Diluted	132,383,152	133,662,659	111,360,831

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	104,870,886	$10	$224,281	$(172,269)	$52,022
Exercise of stock options	996,286	1	2,822	-	2,823
Issuance of common stock associated with CPN acquisition	1,947,953	-	7,986	-	7,986
Stock-based compensation expense	-	-	1,661	-	1,661
Stock issued in the 2020 Underwritten Public Offering, net of issuance costs of $4,647	19,916,708	2	60,080	-	60,082
Net income	-	-	-	17,234	17,234
Balance as of December 31, 2020	127,731,833	13	296,830	(155,035)	141,808
Exercise of stock options	760,458	-	2,198	-	2,198
Vesting of RSUs, net of shares surrendered to pay taxes	187,901	-	(737)	-	(737)
Stock-based compensation expense	-	-	3,864	-	3,864
Net income	-	-	-	94,902	94,902
Balance as of December 31, 2021 (as reported)	128,680,192	13	302,155	(60,133)	242,035
Adjustment due to settlement of GPO fee dispute	-	-	-	(700)	(700)
Balance as of December 31, 2021 (as restated)	128,680,192	13	302,155	(60,833)	241,335
Exercise of stock options	1,864,961	-	2,070	-	2,070
Vesting of RSUs, net of shares surrendered to pay taxes	170,491	-	(648)	-	(648)
Issuance of common stock associated with CPN acquisition	203,485	-	828	-	828
Stock-based compensation expense	-	-	6,552	-	6,552
Net income	-	-	-	15,532	15,532
Balance as of December 31, 2022	130,919,129	$13	$310,957	$(45,301)	$265,669

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$15,532	$94,202	$17,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,845	5,781	4,438
Amortization of intangible assets	4,883	4,949	3,745
Amortization of operating lease right-of-use assets	7,303	5,946	-
Non-cash interest expense	434	346	236
Deferred interest expense	501	1,493	2,133
Deferred rent expense	-	-	1,273
Gain on settlement of deferred acquisition consideration	-	-	(2,246)
Deferred tax expense (benefit)	1,980	(31,976)	112
Loss on disposal of property and equipment	4,482	1,407	201
Provision recorded for doubtful accounts	1,781	2,999	1,183
Adjustment for excess and obsolete inventories	9,648	12,079	3,050
Stock-based compensation	6,552	3,864	1,661
Loss on extinguishment of debt	-	1,883	-
Change in fair value of Earnout liability	-	(3,985)	203
Changes in operating assets and liabilities:
Accounts receivable	(8,770)	(28,654)	(17,567)
Inventory	(9,410)	(9,302)	(6,700)
Prepaid expenses and other current assets	(378)	(34)	(355)
Operating leases	(7,006)	(6,156)	-
Accounts payable	3,260	3,847	(4,102)
Accrued expenses and other current liabilities	(11,850)	9,354	1,443
Other liabilities	72	(6,065)	(476)
Net cash provided by operating activities	24,859	61,978	5,466
Cash flows from investing activities:
Purchases of property and equipment	(33,898)	(31,220)	(17,678)
Cash paid for business acquisition	-	-	(5,820)
Net cash used in investing activities	(33,898)	(31,220)	(23,498)
Cash flows from financing activities:
Line of credit repayments under the 2019 Credit Agreement	-	(10,000)	(23,484)
Term loan borrowings (repayments) under the 2019 Credit Agreement	-	(60,000)	10,000
Proceeds from term loan under the 2021 Credit Agreement, net of debt discount and issuance cost	-	73,174	-
Term loan repayments under the 2021 Credit Agreement	(2,813)	(938)	-
Proceeds from equity financing	-	-	64,729
Payment of equity issuance costs	-	-	(5,656)
Principal repayments of finance lease obligations	(200)	(2,630)	(2,427)
Proceeds from the exercise of stock options	2,070	2,198	2,823
Payments of withholding taxes in connection with RSUs vesting	(648)	(737)	-
Payments of deferred acquisition consideration	(608)	(483)	(3,517)
Payment to extinguish debt	-	(1,620)	-
Net cash provided by (used in) financing activities	(2,199)	(1,036)	42,468
Change in cash, cash equivalents and restricted cash	(11,238)	29,722	24,436
Cash, cash equivalents, and restricted cash, beginning of year	114,528	84,806	60,370
Cash, cash equivalents, and restricted cash, end of year	$103,290	$114,528	$84,806
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,649	$5,787	$9,609
Cash paid for income taxes	$1,201	$607	$61
Supplemental disclosure of non-cash investing and financing activities:
Reimbursement of offering expenses included in prepaid expenses and other current assets	$-	$-	$1,009
Fair value of shares issued for business acquisition	$-	$-	$7,986
Deferred acquisition consideration and earnout liability recorded for business acquisition	$828	$-	$5,218
Purchases of property and equipment in accounts payable and accrued expenses	$1,928	$3,750	$2,391
Right-of-use assets obtained through lease obligations	$1,350	$53,793	$-

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

COVID-19 pandemic

On January 30, 2023, the Biden Administration announced it will end the public health emergency (and national emergency) declarations related to coronavirus (COVID-19) on May 11, 2023. While the COVID-19 pandemic has not materially adversely affected the Company’s financial results and business operations through the year ended December 31, 2022, the COVID-19 pandemic continues to present risks to the Company and the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods.

2. Significant Accounting Policies

Restatement to Previously Issued Financial Statements

In August 2022, the Company reached an agreement with a Group Purchasing Organization (“GPO”) to settle previously disputed GPO fees for $3,300. The Company identified that part of the settlement fee should have been accrued as of March 31, 2022 and December 31, 2021. This error resulted in an overstatement of revenue and understatement of accrued expenses and other current liabilities and accumulated deficit in the financial statements included in the Company’s quarterly reports on Form 10-Q and the Company’s Annual Report previously filed with the SEC. The Company assessed the materiality of this error on prior period financial statements in accordance with the SEC Staff Accounting Bulletin Number 99, Materiality, and ASC 250-10, Accounting Changes and Error Corrections. The Company determined that this error was not material to the financial statements of any prior annual or interim period. To correct the immaterial misstatement, the Company restated its previously issued financial statements as follows:

	March 31, 2022			December 31, 2021
CONSOLIDATED BALANCE SHEETS	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Accrued expenses and other current liabilities	$32,419	$1,700	$34,119	$36,589	$700	$37,289
Total current liabilities	$76,792	$1,700	$78,492	$82,005	$700	$82,705
Total liabilities	$193,044	$1,700	$194,744	$201,224	$700	$201,924
Accumulated deficit	$(60,046)	$(1,700)	$(61,746)	$(60,133)	$(700)	$(60,833)
Total stockholders’ equity	$243,228	$(1,700)	$241,528	$242,035	$(700)	$241,335

	Three Months Ended March 31, 2022			Year Ended December 31, 2021
CONSOLIDATED STATEMENTS OF OPERATIONS	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenue	$98,117	$(1,000)	$97,117	$468,059	$(700)	$467,359
Gross profit	$73,037	$(1,000)	$72,037	$353,860	$(700)	$353,160
Income from operations	$872	$(1,000)	$(128)	$72,918	$(700)	$72,218
Net income before income taxes	$132	$(1,000)	$(868)	$63,786	$(700)	$63,086
Net income	$87	$(1,000)	$(913)	$94,902	$(700)	$94,202

	Three Months Ended March 31, 2022			Year Ended December 31, 2021
CONSOLIDATED STATEMENTS OF CASH FLOWS	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net income / (loss)	$87	$(1,000)	$(913)	$94,902	$(700)	$94,202
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	$(4,828)	$1,000	$(3,828)	$8,654	$700	$9,354

	Three Months Ended March 31, 2022			Year Ended December 31, 2021
Revenue by Product Category:	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Advanced Wound Care	$90,950	$(860)	$90,090	$430,839	$(602)	$430,237
Surgical & Sports Medicine	$7,167	$(140)	$7,027	$37,220	$(98)	$37,122
Net revenue	$98,117	$(1,000)	$97,117	$468,059	$(700)	$467,359

	Three Months Ended March 31, 2022			Year Ended December 31, 2021
Miscellaneous Items	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
GPO fees	$619	$1,000	$1,619	$2,963	$700	$3,663
PuraPly revenue	$53,300	$(500)	$52,800	$198,400	$(350)	$198,050

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting periods. In preparing the consolidated financial statements, the estimates and assumptions that management considers to be significant and that present the greatest amount of uncertainty include revenue recognition; sales returns and credit losses; inventory reserve; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets, assessing impairment of goodwill; valuation of assets and liabilities that use unobservable inputs, and the valuation and recognition of stock-based compensation. Actual results and outcomes may differ significantly from those estimates and assumptions.

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

Restricted Cash

The Company had restricted cash of $812 and $599 as of December 31, 2022 and 2021, respectively. Restricted cash represents employee deposits in connection with the Company’s health benefit plan.

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

Property and Equipment, Net

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the respective assets on a straight-line basis. As of December 31, 2022 and 2021, the Company’s property and equipment consisted of leasehold improvements, building, furniture and computers, and equipment. Property and equipment’s estimated useful lives are as follows:

Leasehold improvements	Lesser of the life of the lease or the economic life of the asset
Building	30 years
Furniture and computers	3 - 5 years
Equipment	5 - 10 years

Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major improvements that extend the useful lives of the related asset are capitalized and depreciated over their remaining estimated useful lives. Construction in progress costs are capitalized when incurred until the assets are placed in service, at which time the costs will be transferred to the related property and equipment, and depreciated over their respective useful lives.

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

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, the Company may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If after assessing the totality of events or circumstances, the Company determines that it is more likely than not (i.e. greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. Alternatively, the Company can bypass the qualitative assessment and proceed directly to the quantitative test. The quantitative goodwill impairment test requires the Company to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill. At December 31, 2022, we elected to perform a quantitative analysis directly. We used the Company’s market capitalization to approximate the fair value of the reporting unit. The fair value exceeded the carrying value and no impairment was recorded.

There was no impairment of goodwill recorded during the years ended December 31, 2022, 2021, or 2020.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include, but not limited to, significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, the Company determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is determined to be impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not record any impairment of long-lived assets during the years ended December 31, 2022, 2021, or 2020.

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

Reserves for Variable Consideration

Revenues from product sales are recorded net of reserves for variable consideration which includes but is not limited to product return, discounts, rebates and GPO fees that are offered within contracts between the Company and its customers relating to the Company’s sales of its products. These reserves are based on the amounts earned or to be claimed by its customers on the related sales and are recorded as a reduction of accounts receivable or an establishment of a liability. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract and is included in the net sales price to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately paid may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for product purchased. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return reserves using its historical return rates as well as factors that it becomes aware of that it believes could significantly impact its expected returns, including product recalls, pricing changes, or changes in reimbursement rates. The Company does not record an asset for the returned product as the product is discarded upon receipt.

Rebates and Allowances

The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts, resulting in a reduction of revenue and the establishment of a liability that is included in accrued expenses in the accompanying consolidated balance sheets in the period the related product revenue is recognized.

GPO Fees

The Company pays fees to GPOs for administrative services that the GPOs perform in connection with the purchases of the product by the GPO members. These fees are based on a contractually-determined percentage of the Company’s applicable sales. The Company classifies these GPO fees as a reduction of revenue based on the substance of the relationship of all parties involved in the transaction. For the years ended December 31, 2022, 2021, and 2020, the Company recorded GPO fees of $6,654, $3,663, and $3,572, respectively, as a direct reduction of revenue.

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

Disaggregation of Revenue

The following table sets forth revenue by product category:

	Year Ended December 31,
	2022	2021	2020
Advanced Wound Care revenue	$422,231	$430,237	$294,624
Surgical and Sports Medicine revenue	28,662	37,122	43,674
Total revenue	$450,893	$467,359	$338,298

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

The fair value of each restricted stock unit grant is based on the fair market value of the Company’s Class A common stock on the date of grant. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has been a public company for a short period of time, has limited public float and lacks company-specific historical and implied volatility information for its Class A common stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on its Class A common stock and does not expect to pay any cash dividends in the foreseeable future.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations. Advertising costs were approximately $4,812, $5,522, and $2,722, for the years ended December 31, 2022, 2021, and 2020, respectively.

Research and Development Costs

Research and development expenses include personnel costs for the Company’s research and development personnel, expenses related to improvements in manufacturing processes, enhancements to the Company’s currently available products, and additional investments in the product and platform development pipeline. Research and development expenses also include expenses for clinical trials. The Company expenses research and development costs as incurred.

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

Valuation of Contingent Purchase Earnout

In connection with the acquisition of CPN, the Company recognized a non-current liability for the fair value of the contingent consideration (the “Earnout”) at the time of the acquisition in 2020. The Earnout liability was classified as a Level 3 measurement for which fair value was derived from inputs that were unobservable and significant to the overall fair value measurement. The fair value of such Earnout liability was estimated using a Monte Carlo simulation model that utilized key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout period. The Company assessed the fair value of the Earnout liability at each reporting period. Any subsequent changes in the estimated fair value of the liability were reflected in selling, general and administrative expenses until the liability was settled.

Income Taxes

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company quarterly assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. In determining whether a valuation allowance for deferred tax assets is necessary, the Company analyzes both positive and negative evidence related to the realization of deferred tax assets, including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, the Company considers whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. In consideration of the factors discussed above, in the fourth quarter of 2021, the Company determined it was more likely than not that its deferred tax assets would be realized in the future and released the valuation allowance on the net U.S. deferred tax assets as of December 31, 2021, resulting in a benefit of $48.3 million in income taxes. The Company maintained the same position that its net U.S. deferred tax assets did not require a valuation allowance as of December 31, 2022. See footnote “15. Income Taxes.”

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

The carrying values of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the Earnout liability was determined according to Level 3 inputs in the fair value hierarchy described above (see footnote “4. Fair Value Measurement of Financial Instruments”). The carrying values of outstanding borrowings under the Company’s debt arrangements (see footnote “12. Long-Term Debt Obligations”) approximate their fair values as determined based on a discounted cash flow model, which represents a Level 3 measurement.

Earnings (Loss) per Share (EPS)

The Company determines earnings (loss) per share in accordance with the authoritative guidance in ASC Topic 260, Earnings Per Share. The Company has one class of common stock (Class A common stock) for purposes of the EPS calculation and therefore computes basic EPS by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is computed in the same manner as basic EPS, except that the number of shares is computed by giving effect to all potential dilutive common shares. For purpose of this calculation, outstanding stock options, and unvested restricted stock are considered potential dilutive common shares.

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

In December 2022, the Company executed an amendment to its debt agreement, replacing LIBOR with the secured overnight financing rate (“SOFR”). The Company utilized the relief provided in these ASUs. As the amendment did not affect the amount or timing of the contractual cash flows and the contemporaneous modifications to the other terms were related to the reference rate reform, the amendment was not substantial in accordance with ASC 848-20-35-8. Therefore, the amendment did not impact the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Subsequent to the issuance of ASU 2016-13, the FASB has issued the following updates: ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments- Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments—Credit Losses (Topic 326)—Targeted Transition Relief and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The objective of ASU 2016-13 and all the related updates is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 and the related updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities excluding entities eligible to be smaller reporting companies and for fiscal years, and interim periods within those years, beginning after December 15, 2022 for all other entities. Early adoption is permitted. As the Company was a smaller reporting company when the standard was issued, the Company took advantage of the extended transition period and will adopt this standard and the related improvements on January 1, 2023 by recognizing a cumulative-effect adjustment to retained earnings. The Company has finished evaluating the effects of adopting ASU 2016-13 and the related improvements and has determined that there will be an immaterial impact on the Company’s consolidated financial statements.

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

The Company was obligated to pay the Earnout to CPN’s former equity holders if CPN’s legacy product revenue in the Earnout Period (July 1, 2021 to June 30, 2022), exceeded CPN’s 2019 revenue. The amount of the Earnout, if any, would be equal to 70% of the excess and would be payable 60 days after the expiration of the Earnout Period. As of the conclusion of the Earnout Period on June 30, 2022, the Company calculated the Earnout liability to be $0. During the Earnout Period, the Company assessed the fair value of the Earnout liability at each reporting period. Subsequent changes in the estimated fair value of the liability were reflected in earnings until the liability was settled. See footnote “4. Fair Value Measurement of Financial Assets and Liabilities”.

4. Fair Value Measurement of Financial Instruments

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

Earnout liability
Balance as of December 31, 2019	$-
Acquisition Date fair value	3,782
Change in fair value	203
Balance as of December 31, 2020	3,985
Change in fair value	(3,985)
Balance as of December 31, 2021	-
Change in fair value	-
Balance as of June 30, 2022	$-

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2022 and 2021.

5. Accounts receivable, net

Accounts receivable consisted of the following:

	December 31,
	2022	2021
Accounts receivable	$95,812	$87,613
Less - allowance for doubtful accounts	(6,362)	(5,153)
	$89,450	$82,460

The Company’s allowance for doubtful accounts was comprised of the following:

Balance as of December 31, 2020	$2,669
Additions	2,999
Write-offs	(515)
Balance as of December 31, 2021	$5,153
Additions	1,781
Write-offs	(572)
Balance as of December 31, 2022	$6,362

6. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	December 31,
	2022	2021
Raw materials	$12,282	$9,023
Work in process	1,022	991
Finished goods	11,479	15,008
	$24,783	$25,022

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory levels and working with operations to maximize recovery of excess inventory. During the years ended December 31, 2022, 2021, and 2020, the Company charged $9,648, $12,079, and $3,050, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations. The significant increase in inventory excess and obsolescence charge in the recent two years is due to certain inventory with very short shelf life and varying production yields.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Subscriptions	$4,211	$2,745
Conferences and marketing expenses	106	538
Deposits	635	1,216
Insurance	54	358
Other	80	112
	$5,086	$4,969

Deposits are funds held by vendors which are expected to be released within twelve months and therefore they are recorded as current assets.
8. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
	2022	2021
Leasehold improvements	$37,607	$30,531
Building	4,943	4,943
Furniture, computers and equipment	57,147	53,959
	99,697	89,433
Accumulated depreciation	(62,798)	(57,729)
Construction in progress	65,564	47,456
	$102,463	$79,160

Depreciation expense was $5,845, $5,781 and $4,438, for the years ended December 31, 2022, 2021, and 2020, respectively. Construction in progress primarily represents unfinished construction work on a purchased building located on the Company’s Canton, Massachusetts campus and improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts. The increase in the construction in progress is a result of the Company’s ongoing efforts to consolidate its manufacturing operations in various locations into Massachusetts facilities to reduce the Company’s cost structure and improve operating efficiency.

During the year ended December 31, 2022, the Company recorded a charge of $4,200 for the sale and donation of some equipment related to the construction in progress in one of its Canton, Massachusetts facilities. The disposal was the result of a change in the design of the construction plan for the manufacturing facility and the determination that this equipment was no longer compatible with the ongoing design. During 2022, the Company decided to pause the construction of this manufacturing facility due to inflation and market conditions that adversely impacted construction projects across the biotechnology and life sciences industries.

In connection with this decision, the Company recorded a charge of $632 as cancellation fees to various vendors. These charges were included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2022.

This facility was part of the primary assets in one of the Company's two asset groups. The Company considered the equipment disposal and construction pause, among other things, to be triggering events under ASC 360. The triggering events indicated that the Company’s long-lived assets might be impaired. The Company performed a recoverability test during 2022, on the affected asset group in accordance with ASC 360, Property, Plant and Equipment. The estimated undiscounted cash flow directly attributable to the asset group exceeded the carrying value of the asset group. Therefore, no impairment was identified.

9. Goodwill and Intangible Assets

Goodwill was $28,772 as of December 31, 2022 and 2021.

Identifiable intangible assets consisted of the following as of December 31, 2022:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(21,164)	$11,456
Trade names and trademarks	2,080	(1,393)	687
Customer relationship	10,690	(2,450)	8,240
Independent sales agency network	4,500	(4,500)	-
Patent	7,623	(7,623)	-
Non-compete agreements	1,010	(604)	406
Total	$58,523	$(37,734)	$20,789

Identifiable intangible assets consisted of the following as of December 31, 2021:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(17,709)	$14,911
Trade names and trademarks	2,080	(1,183)	897
Customer relationship	10,690	(1,381)	9,309
Independent sales agency network	4,500	(4,500)	-
Patent	7,623	(7,623)	-
Non-compete agreements	1,010	(454)	556
Total	$58,523	$(32,850)	$25,673

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, which reflects the pattern in which the economic benefits of the intangible assets are consumed, was $4,883, $4,949 and $3,745 for the years ended December 31, 2022, 2021, and 2020, respectively. Estimated future annual amortization expense related to these intangible assets is as follows:

2023	$4,918
2024	3,403
2025	3,323
2026	3,043
2027	2,283
Thereafter	3,819
Total	$20,789

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
Personnel costs	$17,113	$26,865
Royalties	3,320	3,458
Accrued but unpaid lease obligations and interest	2,463	3,963
Accrued settlement fee	-	700
Accrued taxes	2,625	1,160
Other	926	1,143
	$26,447	$37,289

The accrued but unpaid lease obligations and the interest accrual on these obligations are related to the buildings in Canton, Massachusetts. See footnote “17. Leases”. See footnote “2. Significant Accounting Policies” for accrued settlement fee.

11. Restructuring

In order to reduce the Company’s cost structure and improve operating efficiency, the Company consolidates its manufacturing operations in various locations into Massachusetts facilities.

On October 21, 2020, the Company committed to a plan to restructure the workforce and operations in its La Jolla, California facilities. The restructuring involved 65 employees and was substantially completed as of December 31, 2021, with certain facility and storage activities continuing through 2024.

On March 9, 2022, the Company committed to a plan to restructure the workforce and operations in its Birmingham, Alabama facilities. The restructuring involved approximately 25 employees and was substantially completed as of December 31, 2022, with minimal expenses to be incurred in 2023.

As a result of the restructuring activities, the Company incurred pre-tax charges of $2,268, $4,704 and $618 in the years ended 2022, 2021, and 2020, respectively. These charges were included in selling, general and administrative expenses in the consolidated statements of operations. The liability related to the restructuring activities was $1,192 and $3,168 as of December 31, 2022 and 2021, respectively, and was included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a roll-forward of the restructuring liability.

	Employee	Other	Total
Liability balance as of December 31, 2019	$-	$-	$-
Expenses	618	-	618
Cash distributions	-	-	-
Liability balance as of December 31, 2020	618	-	618
Expenses	3,513	1,191	4,704
Cash distributions	(1,614)	(540)	(2,154)
Liability balance as of December 31, 2021	2,517	651	3,168
Expenses	1,557	711	2,268
Cash distributions	(3,064)	(1,180)	(4,244)
Liability balance as of December 31, 2022	$1,010	$182	$1,192

12. Long-Term Debt Obligations

	December 31,
	2022	2021
Line of credit	$-	$-

Term loan	71,250	74,062
Less debt discount and debt issuance cost	(481)	(637)
Term loan, net of debt discount and debt issuance cost	$70,769	$73,425

2021 Credit Agreement

In August 2021, the Company, as borrower, its subsidiaries, as guarantors, and Silicon Valley Bank (“SVB”), and the several other lenders thereto (collectively, the “Lenders”) entered into a credit agreement, as amended (the “2021 Credit Agreement”), providing for a term loan facility not to exceed $75,000 (the “Term Loan Facility”) and a revolving credit facility not to exceed $125,000 (the “Revolving Facility”). The Company’s obligations to the Lenders are secured by substantially all of the Company’s assets, including intellectual property. Capitalized terms used herein and not otherwise defined are defined as set forth in the 2021 Credit Agreement.

Advances made under the 2021 Credit Agreement may be either SOFR Loans or ABR Loans, at the Company’s option. For SOFR Loans, the interest rate is a per annum interest rate equal to the Adjusted Term SOFR plus an Applicable Margin between 2.00% to 3.25% based on the Total Net Leverage Ratio. For ABR Loans, the interest rate is equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the Adjusted Term SOFR rate plus 1.0%, plus (2) an Applicable Margin between 1.00% to 2.25% based on the Total Net Leverage Ratio.

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

The Company recorded debt issuance costs and related fees of $604 in connection with entering into the Term Loan Facility, which are recorded as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheets. In connection with entering into the Revolving Facility, the Company recorded debt issuance costs and related fees of $1,223, which are recorded as other assets. Both of these costs are being amortized to interest expense through the maturity date of the facilities.

As of December 31, 2022 and 2021, the Company had outstanding borrowings of $71,250 and $74,062 under the Term Loan Facility, respectively, and $0 under the Revolving Facility with $125,000 available for future revolving borrowings.

Future payments of the 2021 Credit Agreement, as of December 31, 2022, are as follows for the calendar years ending December 31:

2023	$4,687
2024	5,625
2025	6,563
2026	54,375
Total	$71,250

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

13. Stockholders’ Equity

As of December 31, 2022, the issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019.

Each share of Class A common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. Class A common stockholders are entitled to receive dividends, as may be declared by the Board of Directors to the extent permissible under the 2021 Credit Agreement. Through December 31, 2022, no cash dividends have been declared or paid.

At December 31, 2022 and 2021, the Company reserved the following shares of Class A common stock for future issuance:

	December 31,
	2022	2021
Shares reserved for issuance for outstanding options	5,931,742	6,596,969
Shares reserved for issuance for outstanding restricted stock units	1,381,500	764,871
Shares reserved for issuance for future grants	11,394,962	5,644,691
Total shares of authorized common stock reserved for future issuance	18,708,204	13,006,531

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

During the years ended December 31, 2022, 2021, and 2020, the Company recorded stock-based compensation expenses of $6,552, $3,864, and $1,661, respectively, within selling, general and administrative expenses on the consolidated statements of operations.

Restricted Stock Units (RSUs)

During the year ended December 31, 2022, the Company granted 979,257 time-based restricted stock units to its employees, executives and the Board of Directors. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested at December 31, 2021	764,871	$7.52
Granted	979,257	7.56
Vested	(249,106)	7.34
Canceled/Forfeited	(113,522)	7.00
Unvested at December 31, 2022	1,381,500	$7.62

As of December 31, 2022, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $5,692 and the weighted average remaining recognition period for unvested awards was 2.60 years.

Stock Options

The stock options granted during the years ended December 31, 2022, and 2021 were 1,418,224 and 1,069,658, respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods were as follows, presented on a weighted-average basis:

	Year Ended
	December 31,
	2022	2021

Risk-free interest rate	1.92%	0.83%
Expected term (in years)	6.25	6.22
Expected volatility	50.66%	39.31%
Expected dividend yield	0.0%	0.0%
Exercise price	$8.03	$13.57
Underlying stock price	$7.87	$13.57

These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2022 and 2021 of $3.94 and $5.32, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2021	6,596,969	$4.10	5.20	38,524
Granted	1,418,224	8.03
Exercised	(1,864,961)	1.11		8,475
Canceled / forfeited	(218,490)	6.04
Outstanding as of December 31, 2022	5,931,742	5.91	6.14	2,245
Options exercisable as of December 31, 2022	3,079,121	3.58	4.12	2,245
Options vested or expected to vest as of December 31, 2022	5,490,567	$5.68	5.95	2,245

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The total fair value of options vested during the years ended December 31, 2022 and 2021 was $2,082 and $813, respectively.

As of December 31, 2022, the total unrecognized stock compensation expense was $5,825 and was expected to be recognized over a weighted-average period of 2.61 years.

Between 2010 and 2013, a former executive took several partial recourse notes totaling $635 to exercise his 675,990 shares of stock options. The notes were secured with these shares held by the former executive. When the loans were outstanding, the options were not considered exercised and were included within the options outstanding for accounting purposes. As of December 31, 2020, $334 of the principal balance of the partial recourse notes was outstanding and 195,278 shares were not considered outstanding for accounting purposes. In the three months ended March 31, 2021, the former executive repaid the remaining principal balance of the notes (see footnote “19. Related Parties Transactions”). The repayments were treated as the exercise price for the 195,278 shares of the options and were included in the consolidated statement of stockholders’ equity. After the partial recourse notes were paid off, all of the 675,990 shares used to secure the notes were considered outstanding for accounting purposes.

15. Income Taxes

The components of the income tax expense (benefit) consisted of the following for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Income tax expense (benefit):
Current tax expense (benefit)
Federal	$178	$-	$(106)
State	2,575	899	505
Foreign	17	(39)	19
Total current tax expense	2,770	860	418
Deferred tax expense (benefit)
Federal	5,446	(30,506)	109
State	(3,466)	(1,470)	-
Foreign	-	-	3
Total deferred tax expense (benefit)	1,980	(31,976)	112
Total income tax expense (benefit)	$4,750	$(31,116)	$530

On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal year 2021, the Company assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated income over the three years ended December 31, 2021, revenue growth and expectations of future profitability, and negative evidence, including the impact of a negative change in the economic climate, significant risks and uncertainties in the business and restrictions on tax loss utilization in certain state jurisdictions. After assessing both the positive evidence and the negative evidence, the Company determined it was more likely than not that its deferred tax assets would be realized in the future and released the valuation allowance on its net deferred tax assets as of December 31, 2021, resulting in a benefit from income taxes of $48,252. The Company maintained the same position that its net U.S. deferred tax assets did not require a valuation allowance as of December 31, 2022.

As of December 31, 2022, the Company had available for the reduction of future years’ federal taxable income, net operating loss carry-forwards of approximately $44,390, all of which can be carried forward indefinitely. The Company had state net operating loss carry-forwards of approximately $14,293, expiring from the year ended December 31, 2031 through 2038. At December 31, 2022, the Company had available for the reduction of future years’ federal taxable income, research and development credits of approximately $443 expiring between December 31, 2027 and December 31, 2039.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Net operating loss carryforwards
Federal	$9,327	$21,760
State	960	1,612
Foreign	16	16
Other	5,658	7,556
Capitalized R&D	8,849	-
Stock-based compensation	1,453	676
Finance leases	126	632
Operating leases	13,164	12,918
Fixed assets	3,921	2,748
Net deferred tax assets before valuation allowance	43,474	47,918
Valuation allowance	-	-
ROU assets	(10,724)	(12,273)
Intangibles	(2,736)	(3,651)
Net deferred tax assets	$30,014	$31,994

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

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported consolidated income tax benefit (expense) are summarized as follows:

	December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Federal valuation allowance	-%	(70.6)%	(28.9)%
State valuation allowance	-%	(9.1)%	(4.8)%
Return to provision and other adjustments	(1.6)%	-	-
Prior period correction	(8.5)%	-	-
State and local income taxes	6.8%	6.8%	6.2%
Nondeductible expenses	1.3%	0.8%	6.0%
Executive compensation limited by 162(m)	3.1%	-	-
Foreign rate differential	0.1%	-	-
Uncertain tax position reserves	0.3%	0.9%	0.4%
Research and development credits	0.9%	0.9%	3.0%
Effective income tax rate	23.4%	(49.3)%	2.9%

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits is $2,642, $2,307, and $2,870, as of December 31, 2022, 2021, and 2020, respectively.

A tabular roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Year Ended December 31,
	2022	2021	2020
Gross balance at beginning of year	$1,612	$2,123	$2,618
Additions based on tax positions related to the current period	206	153	111
Reductions for tax positions of prior years	(186)	(664)	(606)
Gross balance at end of year	$1,632	$1,612	$2,123

The Company files income tax returns in the U.S. federal and state jurisdictions and Switzerland. With limited exceptions, the Company is no longer subject to federal, state, local or foreign examinations for years prior to December 31, 2018. However, carryforward attributes that were generated prior to December 31, 2018 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

The Company recognizes interest and penalty-related expenses in tax expenses. $404 and $330 of interest recorded for uncertain tax positions for the years ended December 31, 2022 and 2021, respectively, was classified in accrued expenses in the consolidated balance sheets. These amounts are not reflected in the reconciliation above.

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

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) attributable to the Class A common stockholders is as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net Income	$15,532	$94,202	$17,234
Denominator:
Weighted average common shares outstanding —basic	130,070,231	128,331,022	107,737,936
Dilutive effect of restricted stock units	149,215	469,123	135,932
Dilutive effect of options	2,163,706	4,862,514	3,486,963
Weighted-average common shares outstanding—diluted	132,383,152	133,662,659	111,360,831
Earnings per share—basic	$0.12	$0.73	$0.16
Earnings per share—diluted	$0.12	$0.70	$0.15

For the year ended December 31, 2022, 2021, and 2020, outstanding stock-based awards of 3,445,191, 994,168 and 1,792,085, respectively, were excluded from the diluted EPS calculation as they were anti-dilutive.

17. Leases

The Company’s leases consist primarily of real estate, equipment and vehicle leases.

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

On January 1, 2013, the Company entered into finance lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts. 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also directors, former directors and / or stockholders of the Company. In August 2021, the Company purchased the building (the “275 Dan Road Building”) under the lease with 275 Dan Road SPE, LLC for $6,013 and the lease was terminated. The Company recorded an asset of $4,943 to buildings within fixed asset, net in accordance with ASC 842-20-40-2 Purchase of the Underlying Asset to account for the purchase of the leased asset. Other than the lease with 275 Dan Road SPE, LLC which was terminated in August 2021, the remaining three leases were set to terminate on December 31, 2022 and each contained a renewal option for a five-year period with a rental rate at the greater of (i) rent for the last year of the prior term, or (ii) the then fair market value. The Company exercised the option to extend the leases for an additional five years in November 2021. It remeasured the lease assets and liabilities based on its best estimate of the market rental rate in the renewal period and reassessed the classification for these leases according to ASC 842-10-25-1 Lease Classification. As a result, these leases were reclassified from finance leases to operating leases. The related finance lease assets and liabilities were reclassified to operating lease right-of-use assets and operating lease obligations on the consolidated balance sheet as of December 31, 2021. In December 2022, the Company and the landlord finalized the market rental rate in the renewal period for these properties, resulting in an additional $8,060 to be recorded as variable lease expenses over the renewal period.

The Company owes some accrued but unpaid lease obligations under the aforementioned leases as detailed in the section below. Effective April 1, 2019, the Company agreed to accrue interest on the accrued but unpaid lease obligations at an interest rate equal to the rate charged under the 2019 Credit Agreement. In connection with the purchase of the 275 Dan Road Building in August 2021, the Company paid 50% of the accrued but unpaid lease obligations associated with this building and the accrued interest thereof. The remaining balance for this building was paid in five quarterly installments through January 3, 2023.

The accrued but unpaid lease obligations as well as the related interest accruals are shown below.

	December 31,
	2022	2021
Principal portion of rent in arrears	$5,779	$7,246
Unpaid operating and common area maintenance costs	-	558
Total accrued but unpaid lease obligations	$5,779	$7,804

Accrued interest on accrued but unpaid lease obligations	$1,956	$1,938

The principal portion of rent in arrears was included in the short-term portion of operating lease obligations other than the balance related to the 275 Dan Road Building that was included in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2022 and 2021. The unpaid operating and common area maintenance costs, and the accrued interest on the accrued but unpaid lease obligations were included in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2022 and 2021.

The components of lease cost were as follows:

	Classification	Year Ended December 31, 2022	Year Ended December 31, 2021
Finance lease
Amortization of right-of-use assets	COGS and SG&A	$213	$1,707
Interest on lease liabilities	Interest Expense	7	980
Total Finance lease cost		220	2,687
Operating lease cost	COGS, R&D, SG&A	9,570	7,066
Short-term lease cost	COGS, R&D, SG&A	2,951	2,869
Variable lease cost	COGS, R&D, SG&A	5,082	4,808
Total lease cost		$17,823	$17,430

Supplemental balance sheet information related to finance leases was as follows:

	December 31,	December 31,
	2022	2021
Property and equipment, gross	$1,174	$1,174
Accumulated depreciation	(1,174)	(961)
Property and equipment, net	$-	$213

Current portion of finance lease obligations	$-	$200
Finance lease long-term obligations	-	-
Total finance lease liabilities	$-	$200

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,273	$7,276
Operating cash flows for finance leases	$7	$1,427
Financing cash flows for finance leases	$200	$2,630

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,350	$53,793
Finance leases	$-	$-

	December 31,	December 31,
	2022	2021
Weighted-average remaining lease term
Finance leases	-	0.45
Operating leases	7.54	8.22

	December 31,	December 31,
	2022	2021
Weighted-average discount rate
Finance leases	-	11.30%
Operating leases	4.61%	4.51%

As of December 31, 2022, the maturities of lease liabilities were as follows:

Operating leases
2023	$13,747
2024	7,366
2025	7,578
2026	7,489
2027	8,002
Thereafter	18,613
Total lease payments	62,795
Less: interest	(9,773)
Total lease liabilities	$53,022

18. Commitments and Contingencies

Royalties

The Company entered into a license agreement with a university for certain patent rights related to the development, use and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of December 31, 2022 and 2021, respectively, and were classified as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheets. There was no royalty expense incurred during the years ended December 31, 2022, 2021, and 2020, related to this agreement.

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense of $7,279, $5,929, and $4,370, during the years ended December 31, 2022, 2021, and 2020, respectively, within selling, general and administrative expenses on the consolidated statements of operations.

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

Legal Matters

In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable. The Company accrued $150 as of December 31, 2022 and 2021 for certain pending lawsuits.

The purchase price for NuTech Medical acquired in 2017 included $7,500 deferred acquisition consideration of which the Company paid $2,500 in 2017. The remaining $5,000 of deferred acquisition consideration plus accrued interest owed to the sellers of NuTech Medical was previously in dispute. In February 2020, the Company entered into a settlement agreement with the sellers of NuTech Medical and settled the dispute for $4,000 of which, $2,000 was paid immediately on February 24, 2020 and the remaining $2,000 was paid in four quarterly installments of $500 each through March 31, 2021. In addition, the Company assumed from the sellers of NuTech Medical the payment responsibilities related to a legacy lawsuit existing at the acquisition date of NuTech Medical. The assumed legacy lawsuit was settled in October 2020. In connection with the settlement of the deferred acquisition consideration dispute and the legacy lawsuit, the Company recorded a gain of $2,246 for the year ended December 31, 2020. The gain was included as a component of other expense, net, on the consolidated statement of operations.

19. Related Party Transactions

Lease obligations to affiliates, including accrued but unpaid lease obligations, purchase of an asset under a finance lease with an affiliate, and renewal of leases with affiliates are further described in Note “17. Leases”.

In 2010, the Company’s Board of Directors approved a loan program that permitted the Company to make loans to three executives of the Company (the “Employer Loans”) to (i) provide them with liquidity (“Liquidity Loans”) and (ii) fund the exercise of vested stock options (“Option Loans”). Two of the executives left the Company in 2014. The Employer Loans matured with all principal and accrued interest due on the tenth anniversary of the issuance date of each subject loan. Interest on the Employer Loans was at various rates ranging from 2.30%—3.86% per annum, compounded annually. The Employer Loans were secured by shares of the Company’s Class A common stock held by the former executives. With respect to the Liquidity Loans, the Company had no personal recourse against the borrowers beyond the pledged shares. As of December 31, 2020, Liquidity Loans and Option Loans to one former executive were outstanding with an aggregate principal balance of $100 and $334, respectively. During the three months ended March 31, 2021, this former executive paid off the outstanding principal balance of his Employer Loans and the related interest receivable. As a result, the Company recorded $179 as a recovery of the previously reserved related party receivables within selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2021. The $334 of the repaid principal balance of the Option Loans was recorded to equity. See footnote “14. Share-Based Compensation”.

20. Employee Benefit Plan

The Company maintains a 401(k) Savings Plan (the “Plan”) for the U.S. employees. Under the Plan, eligible employees may contribute, subject to statutory limitations, a percentage of their salary to the Plan. Contributions made by the Company are made at the discretion of the Board of Directors and vest immediately. During the years ended December 31, 2022, 2021, and 2020, the Company made employer contributions of $6,601, $3,092, and $2,731, respectively.

21. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC.

On February 3, 2023, the Company announced a reduction in force in response to macroeconomic conditions. The reduction in force reduced the Company’s headcount by 70 employees, or approximately 7% of all employees. The Company expects to incur a total charge of approximately $1.7 million in the first quarter of 2023, primarily consisting of severance payments.

In the first quarter of 2023, options to purchase 3,556,282 shares of common stock and 2,868,531 shares of restricted stock units were granted to our Board of Directors and executives. The majority of these options and restricted stock units will vest over four years.

At the time of the submission of this Annual Report on Form 10-K, the Company's products are subject to the Infrastructure Investment and Jobs Act and rebate obligation that took effect on January 1, 2023. Consequently, the Company may owe rebates to the federal government prospectively, on Apligraf, Dermagraft (when marketed), and PuraPly products and possibly other products if more than a certain percentage of a single-use product is not administered to a patient and is discarded by providers.