Form 10-Q
period 2023-03-31
Organogenesis Holdings Inc.
filed 2023-05-10
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The number of shares of the registrant’s Class A common stock outstanding as of May 1, 2023 was 131,261,833.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. These statements may relate to, but are not limited to, expectations of our future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Form 10-Q and in “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) after the date of this Form 10-Q.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “the Company,” “Organogenesis” and “ORGO” will refer to Organogenesis Holdings Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$88,694	$102,478
Restricted cash	721	812
Accounts receivable, net	92,021	89,450
Inventory, net	25,539	24,783
Prepaid expenses and other current assets	9,847	5,086
Total current assets	216,822	222,609
Property and equipment, net	106,637	102,463
Intangible assets, net	19,560	20,789
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	42,839	43,192
Deferred tax asset, net	30,014	30,014
Other assets	1,463	1,520
Total assets	$446,107	$449,359
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term loan	$5,009	$4,538
Current portion of operating lease obligations	12,160	11,708
Accounts payable	30,310	32,330
Accrued expenses and other current liabilities	28,597	26,447
Total current liabilities	76,076	75,023
Term loan, net of current portion	64,860	66,231
Operating lease obligations, net of current portion	40,325	41,314
Other liabilities	1,145	1,122
Total liabilities	182,406	183,690
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 131,954,935 and 131,647,677 shares issued; 131,226,387 and 130,919,129 shares outstanding at March 31, 2023 and December 31, 2022, respectively.	13	13
Additional paid-in capital	312,573	310,957
Accumulated deficit	(48,885)	(45,301)
Total stockholders’ equity	263,701	265,669
Total liabilities and stockholders’ equity	$446,107	$449,359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net revenue	$107,642	$97,117
Cost of goods sold	26,607	25,080
Gross profit	81,035	72,037
Operating expenses:
Selling, general and administrative	73,834	63,578
Research and development	11,202	8,587
Total operating expenses	85,036	72,165
Loss from operations	(4,001)	(128)
Other expense, net:
Interest expense	(649)	(737)
Other income (expense), net	23	(3)
Total other expense, net	(626)	(740)
Net loss before income taxes	(4,627)	(868)
Income tax benefit (expense)	1,658	(45)
Net loss	$(2,969)	$(913)

Net loss, per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted-average common shares outstanding
Basic	131,083,841	128,788,721
Diluted	131,083,841	128,788,721

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2023
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2022	130,919,129	$13	$310,957	$(45,301)	$265,669
Cumulative effect of adopting new accounting principle ASU 2016-13				$(615)	(615)
Vesting of RSUs, net of shares surrendered to pay taxes	307,258	-	(298)	-	(298)
Stock-based compensation expense	-	-	1,914	-	1,914
Net income	-	-	-	(2,969)	(2,969)
Balance as of March 31, 2023	131,226,387	$13	$312,573	$(48,885)	$263,701

	Three Months Ended March 31, 2022
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2021	128,680,192	$13	$302,155	$(60,833)	$241,335
Exercise of stock options	86,121	-	291	-	291
Vesting of RSUs, net of shares surrendered to pay taxes	120,871		(488)		(488)
Stock-based compensation expense	-	-	1,303	-	1,303
Net loss	-	-	-	(913)	(913)
Balance as of March 31, 2022	128,887,184	$13	$303,261	$(61,746)	$241,528

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,969)	$(913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,694	1,347
Amortization of intangible assets	1,230	1,221
Reduction in the carrying value of right-of-use assets	1,939	1,847
Non-cash interest expense	107	108
Deferred interest expense	122	151
Provision recorded for credit losses	243	40
Loss on disposal of property and equipment	63	-
Adjustment for excess and obsolete inventories	1,407	2,205
Stock-based compensation	1,914	1,303
Changes in operating assets and liabilities:
Accounts receivable	(3,429)	2,942
Inventory	(2,163)	80
Prepaid expenses and other current assets	(4,774)	(2,165)
Operating leases	(2,122)	(1,751)
Accounts payable	(1,390)	(1,186)
Accrued expenses and other current liabilities	2,029	(3,828)
Other liabilities	22	10
Net cash provided by (used in) operating activities	(5,077)	1,411
Cash flows from investing activities:
Purchases of property and equipment	(7,562)	(6,672)
Net cash used in investing activities	(7,562)	(6,672)
Cash flows from financing activities:
Payments of term loan under the 2021 Credit Agreement	(938)	(469)
Payments of withholding taxes in connection with RSUs vesting	(298)	(488)
Proceeds from the exercise of stock options	-	291
Principal repayments of finance lease obligations	-	(99)
Net cash used in financing activities	(1,236)	(765)
Change in cash, cash equivalents and restricted cash	(13,875)	(6,026)
Cash, cash equivalents, and restricted cash, beginning of period	103,290	114,528
Cash, cash equivalents, and restricted cash, end of period	$89,415	$108,502
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,271	$627
Cash paid for income taxes	$128	$4
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,986	$1,869
Right-of-use assets obtained through operating lease obligations	$1,586	$171

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

COVID-19 pandemic

On April 10, 2023, President Biden signed a joint congressional resolution ending the national emergency related to COVID-19 and the Biden Administration previously announced it will end the public health emergency declaration related to COVID-19 on May 11, 2023. While the COVID-19 pandemic has not materially adversely affected the Company’s financial results and business operations through March 31, 2023, the COVID-19 pandemic continues to present risks to the Company, and the Company is unable to predict the impact that COVID-19 (including the emergence of new variants) will have on its financial position and operating results in the future.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note “2. Significant Accounting Policies” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”). There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”), and the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report.

The unaudited consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc. and its wholly-owned subsidiaries, Organogenesis Inc., Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future years or periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company invests its cash equivalents in highly rated money market funds. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). However, the Company mitigates the risk by sweeping cash daily overnight and diversifies among financial institutions to reduce such exposure.

Recently Issued Accounting Pronouncements Adopted

Credit Loss

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued a few amendments to ASU 2016-13. ASU 2016-13 and all the related updates replace the incurred loss impairment methodology previously required under generally accepted accounting principles, with an expected loss methodology that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

The Company adopted the standard as of January 1, 2023 using the modified retrospective method. Under this method, the Company applied the new credit loss measurement guidance to trade accounts receivable, the only financial asset of the Company that is impacted by the ASU and the related updates. The Company recorded a net reduction of $615 to the opening balance of retained earnings as the cumulative effect of initially applying the standard. Results for reporting periods beginning after January 1, 2023 are presented in accordance with Topic 326. Prior period amounts have not been restated and are reported in accordance with legacy GAAP requirements.

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

The Company was obligated to pay the Earnout to CPN’s former equity holders if CPN’s legacy product revenue in the Earnout Period (July 1, 2021 to June 30, 2022), exceeded CPN’s 2019 revenue. The amount of the Earnout, if any, would be equal to 70% of the excess and would be payable 60 days after the expiration of the Earnout Period. As of the conclusion of the Earnout Period on June 30, 2022, the Company calculated the Earnout liability to be $0. During the Earnout Period, the Company assessed the fair value of the Earnout liability at each reporting period. Subsequent changes in the estimated fair value of the liability were reflected in earnings until the liability was settled. See Note “5. Fair Value Measurement of Financial Assets and Liabilities.”

4. Revenue

The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s products to customers based on specific payment and shipping terms in the arrangement. Product revenue is recognized when a customer obtains control of the Company’s products which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts and Group Purchasing Organization (“GPO”) rebates, which represent a direct reduction to the revenue recognized. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances. For the three months ended March 31, 2023 and 2022, the Company recorded GPO fees of $1,424 and $1,619, respectively, as a direct reduction of revenue.

The following tables set forth revenue by product category:

	Three Months Ended March 31,
	2023	2022
Advanced Wound Care	$100,917	$90,090
Surgical & Sports Medicine	6,725	7,027
Total net revenue	$107,642	$97,117

For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.

5. Fair Value Measurement of Financial Assets and Liabilities

Earnout Liability

In connection with accounting for the CPN acquisition on September 17, 2020, the Company recorded an Earnout liability of $3,782 on the Acquisition Date, representing the fair value of contingent consideration payable upon the achievement of a certain revenue target. The Earnout liability was classified as a Level 3 measurement within the fair value hierarchy for which fair value was derived from inputs that were unobservable and significant to the overall fair value measurement. The fair value of such Earnout liability was estimated using a Monte Carlo simulation model that utilized key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout Period that ended on June 30, 2022. Before its settlement, the Company assessed the fair value of the Earnout liability at each reporting period. Any subsequent changes in the estimated fair value of the liability were reflected in selling, general and administrative expenses until the liability was settled. Since September 30, 2021, the Earnout liability remained at $0 through its settlement. For more information about the Earnout liability, refer to Note “3. Acquisition.”

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.

6. Accounts Receivable, Net

Accounts receivable consisted of the following:

	March 31,	December 31,
	2023	2022
Accounts receivable	$98,942	$95,812
Less — allowance for credit losses	(6,921)	(6,362)
	$92,021	$89,450

The Company’s allowance for credit losses was comprised of the following:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$6,362	$5,153
Cumulative effect of adopting ASU 2016-13	615	-
Additions	243	40
Write-offs	(299)	(66)
Balance at end of period	$6,921	$5,127

7. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$13,126	$12,282
Work in process	1,158	1,022
Finished goods	11,255	11,479
	$25,539	$24,783

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three months ended March 31, 2023 and 2022, the Company charged $1,407 and $2,205, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Subscriptions	$5,334	$4,211
Conferences and marketing expenses	1,277	106
Deposits	652	635
Insurance	2,519	54
Other	65	80
	$9,847	$5,086

Deposits are funds held by vendors which are expected to be released within twelve months and therefore they are recorded as current assets.

9. Property and Equipment, Net

Property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Leasehold improvements	$52,369	$37,607
Buildings	4,943	4,943
Furniture, computers and equipment	58,282	57,147
	115,594	99,697
Accumulated depreciation	(65,490)	(62,798)
Construction in progress	56,533	65,564
	$106,637	$102,463

Depreciation expense was $2,694 and $1,347 for the three months ended March 31, 2023 and 2022, respectively. Construction in progress primarily represents unfinished construction work on a purchased building located on the Company’s Canton, Massachusetts campus and improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts.

10. Goodwill and Intangible Assets

Goodwill was $28,772 as of March 31, 2023 and December 31, 2022.

Identifiable intangible assets consisted of the following as of March 31, 2023:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(22,040)	$10,580
Trade names and trademarks	2,080	(1,442)	638
Customer relationships	10,690	(2,717)	7,973
Independent sales agency network	4,500	(4,500)	-
Patent	7,623	(7,623)	-
Non-compete agreements	1,010	(641)	369
Total	$58,523	$(38,963)	$19,560

Identifiable intangible assets consisted of the following as of December 31, 2022:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(21,164)	$11,456
Trade names and trademarks	2,080	(1,393)	687
Customer relationship	10,690	(2,450)	8,240
Independent sales agency network	4,500	(4,500)	-
Patent	7,623	(7,623)	-
Non-compete agreements	1,010	(604)	406
Total	$58,523	$(37,734)	$20,789

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, was $1,230 and $1,221 for the three months ended March 31, 2023 and 2022, respectively.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Personnel costs	$22,049	$17,113
Royalties	3,041	3,320
Accrued but unpaid lease obligations and interest	1,960	2,463
Accrued taxes	771	2,625
Other	776	926
	$28,597	$26,447

The accrued but unpaid lease obligations and the interest accrual on these obligations are related to the buildings in Canton, Massachusetts. See Note “17. Leases.”

12. Restructuring

In order to reduce the Company’s cost structure and improve operating efficiency, the Company consolidates its manufacturing operations in various locations into Massachusetts facilities.

On October 21, 2020, the Company committed to a plan to restructure its workforce and operations in its La Jolla, California facilities. The restructuring involved 65 employees and was substantially completed as of December 31, 2021, with certain facility and storage activities continuing through 2024. On March 9, 2022, the Company committed to a plan to restructure its workforce and operations in its Birmingham, Alabama facilities. The restructuring involved 24 employees and was substantially completed as of December 31, 2022, with minimal expenses to be incurred in 2023.

On February 3, 2023, the Company committed to a plan to restructure its workforce to increase productivity and enhance profitability. The reduction in force reduced the Company’s headcount by 71 employees, or approximately 7% of all employees. The Company incurred a total charge of $1,817 in the first quarter of 2023 in connection with the restructuring, primarily consisting of severance payments.

As a result of the restructuring activities, the Company incurred a pre-tax charge of $1,908 and $264 during the three months ended March 31, 2023 and 2022, respectively. These charges were included in selling, general and administrative expenses in the consolidated statements of operations. The liability related to the restructuring activities was $1,087 and $1,192 as of March 31, 2023 and December 31, 2022, respectively, and was included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a roll-forward of the restructuring liabilities.

	Employee	Other	Total
Liability balance as of December 31, 2022	$1,010	$182	$1,192
Expenses	1,817	91	1,908
Payments	(1,740)	(273)	(2,013)
Liability balance as of March 31, 2023	$1,087	$-	$1,087

	Employee	Other	Total
Liability balance as of December 31, 2021	$2,517	$651	$3,168
Expenses	115	149	264
Payments	(2,517)	(783)	(3,300)
Liability balance as of March 31, 2022	$115	$17	$132

13. Long-Term Debt Obligations

Long-term debt obligations consisted of the following:

	March 31,	December 31,
	2023	2022
Line of credit	$-	$-
Term loan	70,313	71,250
Less debt discount and debt issuance cost	(444)	(481)
Term loan, net of debt discount and debt issuance cost	$69,869	$70,769

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

The 2021 Credit Agreement requires the Company to make consecutive quarterly installment payments equal to the following: (a) from September 30, 2021 through and including June 30, 2022, $469; (b) from September 30, 2022 through and including June 30, 2023, $938; (c) from September 30, 2023 through and including June 30, 2025, $1,406 and (d) from September 30, 2025 and the last day of each quarter thereafter until August 6, 2026 (the “Term Loan Maturity Date”), $1,875. The remaining principal balance of $50,625 is also due on the Term Loan Maturity Date. The Company may prepay the Term Loan Facility. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.

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

The Company recorded debt issuance costs and related fees of $604 in connection with entering into the Term Loan Facility, as a reduction of the carrying value of the term loan on the Company’s consolidated balance sheets. In connection with entering into the Revolving Facility, the Company recorded debt issuance costs and related fees of $1,223 as other assets. Both of these costs are being amortized to interest expense through the maturity date of the facilities.

As of March 31, 2023 and December 31, 2022, the Company had outstanding borrowings of $70,313 and $71,250 under the Term Loan Facility, respectively, and $0 under the Revolving Facility with $125,000 available for future revolving borrowings.

Future payments of the 2021 Credit Agreement, as of March 31, 2023, are as follows for the calendar years ending December 31:

2023	3,750
2024	5,625
2025	6,563
2026	54,375
Total	$70,313

14. Stockholders’ Equity

Common Stock

As of March 31, 2023, the issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019.

As of March 31, 2023 and December 31, 2022, the Company reserved the following shares of Class A common stock for future issuance:

	March 31,	December 31,
	2023	2022
Shares reserved for issuance for outstanding options	9,456,596	5,931,742
Shares reserved for issuance for outstanding restricted stock units	4,111,720	1,381,500
Shares reserved for issuance for future grants	4,831,088	11,394,962
Total shares of authorized common stock reserved for future issuance	18,399,404	18,708,204

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

Stock-based compensation expense was $1,914 and $1,303 for the three months ended March 31, 2023 and 2022, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the consolidated statements of operations.

Restricted Stock Units (RSUs)

The Company granted 3,192,372 and 931,431 time-based restricted stock units to its employees, executives and the Board of Directors in the three months ended March 31, 2023 and 2022, respectively. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

	Number	Weighted Average
	of Shares	Grant Date
		Fair Value
Unvested at December 31, 2022	1,381,500	$7.62
Granted	3,192,372	2.47
Vested	(416,753)	7.71
Canceled/Forfeited	(45,399)	7.25
Unvested at March 31, 2023	4,111,720	$3.61

As of March 31, 2023, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $10,551 and the weighted average remaining recognition period for unvested awards was 3.00 years.

Stock Options

The stock options granted during the three months ended March 31, 2023 and 2022 were 3,554,528 and 1,418,224, respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods were as follows, presented on a weighted-average basis:

	March 31,	March 31,
	2023	2022
Risk-free interest rate	3.99%	1.92%
Expected term (in years)	6.24	6.25
Expected volatility	51.00%	50.66%
Expected dividend yield	0.0%	0.0%
Exercise price	$2.51	$8.03
Underlying stock price	$2.47	$7.87

These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2023 and 2022 of $1.32 and $3.94, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2022:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2022	5,931,042	$5.91	6.14	$2,245
Granted	3,554,528	2.51
Exercised	-	-		-
Canceled / forfeited	(28,974)	11.12
Outstanding as of March 31, 2023	9,456,596	4.62	7.39	1,475
Options exercisable as of March 31, 2023	3,695,292	4.61	4.58	1,475
Options vested or expected to vest as of March 31, 2023	8,153,239	$4.67	7.06	$1,475

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The total fair value of options vested during the three months ended March 31, 2023 and 2022 was $2,653 and $1,612, respectively.

As of March 31, 2023, the total unrecognized stock compensation expense related to unvested stock options expected to vest was $8,575 and was expected to be recognized over a weighted-average period of 2.95 years.

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

The Company’s potentially dilutive securities include restricted stock units and stock options to purchase shares of Class A common stock. As the Company had a net loss in the periods presented, the potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for these periods. For the three months ended March 31, 2023 and 2022, the Company excluded 800,395 and 4,016,433 potential shares of Class A common stock, respectively, presented based on the diluted effects of options and restricted stock units outstanding at each period end, from the computation of diluted net loss per share attributable to the common stockholders for these periods.

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

On January 1, 2013, the Company entered into finance lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts. 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also directors, former directors and / or stockholders of the Company. In August 2021, the Company purchased the building under the lease with 275 Dan Road SPE, LLC (the “275 Dan Road Building”) for $6,013 and the lease was terminated. Other than the lease with 275 Dan Road SPE, LLC which was terminated in August 2021, the remaining three leases were set to terminate on December 31, 2022, and each contained a renewal option for a five-year period with a rental rate at the greater of (i) rent for the last year of the prior term, or (ii) the then fair market value. The Company exercised the option to extend the leases for an additional five years in November 2021. It remeasured the lease assets and liabilities based on its best estimate of the market rental rate in the renewal period and reassessed the classification for these leases according to ASC 842-10-25-1 Lease Classification. As a result, these leases were reclassified from finance leases to operating leases. The related finance lease assets and liabilities were reclassified to operating lease right-of-use assets and operating lease obligations on the consolidated balance sheet as of December 31, 2021. In December 2022, the Company and the landlord finalized the market rental rate in the renewal period for these properties, resulting in an additional $8,060 to be recorded as variable lease expenses over the renewal period.

The Company owes some accrued but unpaid lease obligations under the aforementioned leases. Effective April 1, 2019, the Company agreed to accrue interest on the accrued but unpaid lease obligations at an interest rate equal to the rate charged under the 2019 Credit Agreement. In connection with the purchase of the 275 Dan Road Building in August 2021, the Company paid 50% of the accrued but unpaid lease obligations associated with this building and the accrued interest thereof. The remaining balance for this building was paid off in five quarterly installments ending on January 3, 2023.

The accrued but unpaid lease obligations as well as the related interest accruals are shown below.

	March 31,	December 31,
	2023	2022
Principal portion of rent in arrears	5,273	5,779
Total accrued but unpaid lease obligations	5,273	5,779

Accrued interest on accrued but unpaid lease obligations	1,960	1,956

Before being paid off in January 2023, the principal portion of rent in arrears related to the 275 Dan Road Building as well as the interest accrual were included in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2022. For the other three buildings, the principal portion of rent in arrears was included in the short-term portion of operating lease obligations on the consolidated balance sheets as of March 31, 2023 and December 31, 2022. The accrued interest on the accrued but unpaid lease obligations was included in accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The components of lease cost were as follows:

	Classification	Three Months Ended March 31,
		2023	2022
Finance lease
Amortization of right-of-use assets	COGS and SG&A	$-	$107
Interest on lease liabilities	Interest Expense	-	5
Total Finance lease cost		-	112
Operating lease cost	COGS, R&D, SG&A	2,291	2,434
Short-term lease cost	COGS, R&D, SG&A	758	669
Variable lease cost	COGS, R&D, SG&A	1,794	918
Total lease cost		$4,843	$4,133

Supplemental balance sheet information related to finance leases was as follows:

	March 31, 2023	December 31, 2022
Property and equipment, gross	$1,174	$1,174
Accumulated depreciation	(1,174)	(1,174)
Property and equipment, net	$-	$-

Finance lease obligations	$-	$-

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	2,468	2,337
Operating cash flows for finance leases	-	5
Financing cash flows for finance leases	-	99

Right-of-use assets obtained in exchange for lease obligations
Operating leases	1,586	171
Finance leases	-	-

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term
Finance leases	-	-
Operating leases	7.25	7.54

	March 31, 2023	December 31, 2022
Weighted-average discount rate
Finance leases	-	-
Operating leases	4.65%	4.61%

As of March 31, 2023, maturities of lease liabilities were as follows:

Operating leases
2023 (remaining 9 months)	$12,157
2024	7,798
2025	7,678
2026	7,542
2027	8,002
Thereafter	18,612
Total lease payments	61,789
Less: interest	(9,304)
Total lease liabilities	$52,485

18. Commitments and Contingencies

Royalties

The Company entered into a license agreement with a university for certain patent rights related to the development, use, and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled

$1,187 as of March 31, 2023 and December 31, 2022, respectively, and were classified as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheets. There was no royalty expense incurred during the three months ended March 31, 2023 or 2022 related to this agreement.

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense of $1,440 and $1,601 during the three months ended March 31, 2023 and 2022, respectively, within selling, general and administrative expenses on the consolidated statements of operations.

Legal Matters

In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable. The Company accrued $150 as of March 31, 2023 and December 31, 2022, for certain pending lawsuits.

19. Related Party Transactions

Lease obligations to affiliates, including accrued but unpaid lease obligations, purchase of an asset under a finance lease with an affiliate, and renewal of leases with affiliates are further described in Note “17. Leases.”

20. Taxes

The Company is principally subject to taxation in the United States. The Company has a history of net operating losses both federally and in various states and began utilizing those losses to offset current taxable income in 2020. As net operating loss carryovers become limited or are fully utilized, the Company will accrue current federal and state income tax expense. The Company’s wholly owned Swiss subsidiary, Organogenesis GmbH, is subject to taxation in Switzerland and has a transfer pricing arrangement in place with Organogenesis Inc., its U.S. parent.

The income tax rate for the three months ended March 31, 2023 varied from the U.S. statutory rate of 21% primarily due to the tax adjustments related to executive compensation, other permanent tax adjustments, and discrete items. The Company has a pre-tax book loss for the three months ended March 31, 2023 and expects to benefit from this loss through the forecasted pre-tax book income for the twelve months ended December 31, 2023. The income tax benefit for the three months ended March 31, 2023 was $1,658, which included a discrete tax expense of $22 related primarily to the interest on certain uncertain tax positions. Income tax expense for the three months ended March 31, 2022 was $45, which included a discrete tax expense of $10 related to the interest on certain uncertain tax positions.

The Company examines all positive and negative evidence to estimate whether sufficient future taxable income in the U.S. will be generated to permit the use of existing deferred tax assets. In the fourth quarter of 2021, the Company released the valuation allowance recorded against its U.S. deferred tax assets. Upon reviewing the positive evidence of net operating loss utilization, cumulative profits, and forecasted taxable income, the Company believed that it was more likely than not that these U.S. deferred tax assets would be utilized. There are no material deferred tax assets in the other jurisdictions. On a quarterly basis, the Company reassesses the need for a valuation allowance on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. After assessing both the positive and negative evidence, including net operating loss utilization, cumulative profits, and forecasted taxable income, the Company determined that it is more likely than not the U.S. deferred assets will be realized in full. As such, the Company did not record a valuation allowance against its U.S. deferred tax assets as of March 31, 2023 and December 31, 2022.

21. Subsequent Events

The Company has evaluated subsequent events through May 10, 2023, the date on which these consolidated financial statements were issued and has determined that there are no such events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC, on March 1, 2023. Please refer to our cautionary note regarding forward-looking statements on page 3 of this Form 10-Q, which is incorporated herein by this reference.

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

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products, capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our Advanced Wound Care products include Apligraf for the treatment of venous leg ulcers and diabetic foot ulcers (“DFUs”); Dermagraft for the treatment of DFUs (manufacturing currently suspended pending transition to a new manufacturing facility or engagement of a third-party manufacturer); PuraPly AM as an antimicrobial barrier for a broad variety of wound types; and the Affinity, Novachor and NuShield wound coverings to address a variety of wound sizes and types. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

In the Surgical & Sports Medicine market, we are leveraging our broad regenerative medicine capabilities to address chronic and acute surgical wounds and tendon and ligament injuries. Our Sports Medicine products include NuShield for surgical applications in targeted soft tissue repairs; and Affinity, Novachor, PuraPly MZ and PuraPly AM for management of open wounds in the surgical setting. We currently sell these products through independent agencies and our direct sales force.

For the three months ended March 31, 2023, we generated net revenue of $107.6 million and reported a net loss of $3.0 million compared to net revenue of $97.1 million and a net loss of $0.9 million for the three months ended March 31, 2022. We have incurred significant losses since inception and, while we reported net income for the most recent three years, we may incur operating losses in the future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of March 31, 2023, we had an accumulated deficit of $48.9 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our Class A common stock. We operate as one segment of regenerative medicine.

COVID-19 pandemic

On April 10, 2023, President Biden signed a joint congressional resolution ending the national emergency related to COVID-19 and the Biden Administration previously announced it will end the public health emergency declaration related to COVID-19 on May 11, 2023. While the COVID-19 pandemic has not materially adversely affected our financial results and business operations through March 31, 2023, COVID-19 continues to present risks to the Company, and we continue to closely monitor the impact of the pandemic on all aspects of our business. We are unable to predict the impact that COVID-19 (including the emergence of new variants) will have on our financial position and operating results in the future.

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

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of March 31, 2023, we had approximately 315 direct sales representatives and approximately 155 independent agencies.

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

Gross profit is calculated as net revenue less cost of goods sold and generally increases as revenue increases. Our gross profit is affected by product and geographic sales mix, realized pricing of our products, the efficiency of our manufacturing operations, and the costs of materials used and fees charged by third-party manufacturers to produce our products. Regulatory actions, including healthcare reimbursement scenarios, which may require costly expenditures or result in pricing pressures, may decrease our gross profit.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. In consideration of the factors discussed above, in the fourth quarter of 2021, we determined it was more likely than not that our deferred tax assets would be realized in the future and released the valuation allowance on our net U.S. deferred tax assets as of December 31, 2021, resulting in a benefit of $48.3 million in income taxes. We maintained the same position that our net U.S. deferred tax assets did not require a valuation allowance as of March 31, 2023 and December 31, 2022.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended March 31,
	2023	2022
Net revenue	$107,642	$97,117
Cost of goods sold	26,607	25,080
Gross profit	81,035	72,037
Operating expenses:
Selling, general and administrative	73,834	63,578
Research and development	11,202	8,587
Total operating expenses	85,036	72,165
Loss from operations	(4,001)	(128)
Other expense, net:
Interest expense	(649)	(737)
Other income (expense), net	23	(3)
Total other expense, net	(626)	(740)
Net loss before income taxes	(4,627)	(868)
Income tax benefit (expense)	1,658	(45)
Net loss	$(2,969)	$(913)

EBITDA and Adjusted EBITDA

Our management uses financial measures that are not in accordance with generally accepted accounting principles in the United States (“non-GAAP”), in addition to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”) to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Our management uses Adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. Our management believes Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the items that we exclude. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

The following is a reconciliation of GAAP net income to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(Unaudited) (in thousands)
Net loss	$(2,969)	$(913)
Interest expense, net	649	737
Income tax expense (benefit)	(1,658)	45
Depreciation	2,694	1,347
Amortization	1,230	1,221
EBITDA	(54)	2,437
Stock-based compensation expense	1,914	1,303
Restructuring charge (1)	1,908	264
Settlement fee (2)	-	1,000
Adjusted EBITDA	$3,768	$5,004

(1)
Amounts reflect employee severance, retention and benefits as well as other exit costs associated with the Company’s restructuring activities. See Note “12. Restructuring” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)
Amount reflects the fee the Company agreed to pay to a GPO to settle previously disputed GPO fees.

Comparison of Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$100,917	$90,090	$10,827	12%
Surgical & Sports Medicine	6,725	7,027	(302)	(4%)
Net revenue	$107,642	$97,117	$10,525	11%

Net revenue from our Advanced Wound Care products increased by $10.8 million, or 12%, to $100.9 million in the three months ended March 31, 2023 from $90.1 million in the three months ended March 31, 2022. The increase in Advanced Wound Care net revenue was primarily attributable to an increase in sales of certain products to our existing and new customers.

Net revenue from our Surgical & Sports Medicine products decreased slightly to $6.7 million in the three months ended March 31, 2023 from $7.0 million in the three months ended March 31, 2022. The decrease in Surgical & Sports Medicine net revenue was primarily due to attrition within our direct sales force.

Cost of goods sold and gross profit

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Cost of goods sold	$26,607	$25,080	$1,527	6%
Gross profit	$81,035	$72,037	$8,998	12%
Gross profit%	75%	74%

Cost of goods sold increased by $1.5 million, or 6%, to $26.6 million in the three months ended March 31, 2023 from $25.1 million in the three months ended March 31, 2022. The increase in cost of goods sold was primarily due to increased sales volume in our Advanced Wound Care products.

Gross profit increased by $9.0 million, or 12%, to $81.0 million in the three months ended March 31, 2023 from $72.0 million in the three months ended March 31, 2022. The increase in gross profit resulted primarily from increased sales volume in our Advanced Wound Care products as well as a shift in product mix to our higher gross margin products.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Research and development	$11,202	$8,587	$2,615	30%

Research and development expenses increased by $2.6 million, or 30%, to $11.2 million in the three months ended March 31, 2023 from $8.6 million in the three months ended March 31, 2022. The increase in research and development expenses was primarily due to an increase in product costs associated with our pipeline products not yet commercialized, an increase in the clinical study and related costs necessary to seek regulatory approvals for certain of our products, and increased headcount associated with our existing Advanced Wound Care and Surgical & Sports Medicine products.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$73,834	$63,578	$10,256	16%

Selling, general and administrative expenses increased by $10.3 million, or 16%, to $73.8 million in the three months ended March 31, 2023 from $63.6 million in the three months ended March 31, 2022. The increase in selling, general and administrative expenses was primarily due to a $4.2 million increase related to an annual sales meeting that was held in the first quarter of 2023 (and in 2022, the sales meeting was held in the third quarter instead of the first quarter), a $2.2 million increase related to additional headcount, primarily in our direct sales force prior to the February 2023 reduction in force, a $1.9 million increase in legal and consulting costs associated with the ongoing operations of our business and the ERP system implementation, a $1.7 million increase in restructuring costs primarily due to the reduction in force in the first quarter of 2023, and a $0.3 million miscellaneous increase.

Other Expense, net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Interest expense, net	$(649)	$(737)	$88	(12%)
Other income (expense), net	23	(3)	26	**
Total other expense, net	$(626)	$(740)	$114	(15%)

** not meaningful

Other expense, net, decreased by $0.1 million, or 15%, to $0.6 million in the three months ended March 31, 2023 from $0.7 million in the three months ended March 31, 2022. The decrease in other expense, net was primarily due to the decrease in interest expense resulting from the lower debt balance under the 2021 Credit Agreement.

Income Tax Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$1,658	$(45)	$1,703	**

** not meaningful

Income tax benefit (expense) changed to a benefit of $1.7 million in the three months ended March 31, 2023 from an expense of $45 thousand in the three months ended March 31, 2022. The change in income tax benefit (expense) is due to a higher pre-tax loss in the three months ended March 31, 2023 and a higher effective rate for the twelve months ended December 31, 2023 resulting from the larger forecasted tax adjustment primarily related to executive compensation in 2023 as compared to 2022.

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of March 31, 2023, we had an accumulated deficit of $48.9 million and working capital of $140.7 million which included $88.7 million in cash and cash equivalents. We also have $125.0 million available for future revolving borrowings under our Revolving Facility (see Note “13. Long-Term Debt Obligations” to our consolidated financial statements included in this Quarterly Report on Form 10-Q). For the three months ended March 31, 2023, we reported net revenue of $107.6 million, a net loss of $3.0 million and $5.1 million of cash outflows from operating activities. We expect that our cash on hand and other components of working capital as of March 31, 2023, availability under the 2021 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in (provided by) operating activities	$(5,077)	$1,411
Net cash used in investing activities	(7,562)	(6,672)
Net cash used in financing activities	(1,236)	(765)
Net change in cash, cash equivalents, and restricted cash	$(13,875)	$(6,026)

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $5.1 million, resulting from our net loss of $3.0 million and net cash used in connection with changes in our operating assets and liabilities of $11.8 million, partially offset by non-cash charges of $9.7 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $3.4 million, an increase in inventory of $2.2 million, an increase in prepaid expenses and other current assets of $4.8 million, a decrease in operating leases liabilities of $2.1 million, and a decrease in accounts payable of $1.4 million, partially offset by an increase in accrued expenses and other liabilities of $2.1 million.

During the three months ended March 31, 2022, net cash provided by operating activities was $1.4 million, resulting from non-cash charges of $8.2 million, partially offset by our net loss of $0.9 million and cash used in connection with changes in our operating assets and liabilities of $5.9 million. Net cash used in changes in our operating assets and liabilities included an increase in prepaid expenses and other current assets of $2.2 million, a decrease in operating leases liability of $1.8 million, a decrease in accounts payable of $1.2 million, and a decrease in accrued expenses and other current liabilities of $3.8 million, all of which were partially offset by a decrease in accounts receivable of $2.9 million.

Investing Activities

During the three months ended March 31, 2023, we used $7.6 million of cash in investing activities consisting exclusively of capital expenditures.

During the three months ended March 31, 2022, we used $6.7 million of cash in investing activities consisting exclusively of capital expenditures.

Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $1.2 million. This consisted of the payment of term loan and the stock awards activities.

During the three months ended March 31, 2022, net cash used in financing activities was $0.8 million. This consisted primarily of the payment of $0.6 million for term loan and finance lease obligations, and net payment of $0.2 million in connection with the stock awards activities.

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

The 2021 Credit Agreement requires us to make consecutive quarterly installment payments equal to the following: (a) from September 30, 2021 through and including June 30, 2022, $0.5 million; (b) from September 30, 2022 through and including June 30, 2023, $0.9 million; (c) from September 30, 2023 through and including June 30, 2025, $1.4 million and (d) from September 30, 2025 and the last day of each quarter thereafter until August 6, 2026 (the “Term Loan Maturity Date”), $1.9 million. The remaining principal balance of $50.6 million is also due on the Term Loan Maturity Date. We may prepay the Term Loan Facility. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.

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

As of March 31, 2023, we were in compliance with the covenants under the 2021 Credit Agreement. We had outstanding borrowings of $70.3 million under our Term Loan Facility and no borrowings outstanding under our Revolving Facility with $125 million available for future revolving borrowings, respectively.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited consolidated financial statements have been prepared in accordance with GAAP. The preparation of our unaudited consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and the disclosure at the date of the unaudited consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our unaudited consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition. See also our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for information about these accounting policies as well as a description of our other significant accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of March 31, 2023, our disclosure controls and procedures were ineffective because, as disclosed in the Company’s Annual Report for the fiscal year ended December 31, 2022, our management team identified the following material weakness in our internal control over financial reporting: we did not design and maintain effective controls (i) to properly identify and assess significant non-routine transactions and (ii) over information technology general controls and proper segregation of duties to support the proper initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, management concluded that, as of March 31, 2023, our internal control over financial reporting was not effective based on those criteria. Although management has made notable progress in remediating this material weakness, management concluded that the material weakness described above continued to exist as of March 31, 2023.

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
•
In 2022, we determined that our forward-facing customer sales systems were not catering to our customer needs. We plan to implement a new sales force software system in 2023.
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above related to remediation efforts. However, as the implementation of the new ERP system continues and our remediation efforts continue, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On December 10, 2021, a class action complaint captioned Somogyi v. Organogenesis Holdings Inc., et al. was filed on behalf of a putative class of all purchasers of our securities against us and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of New York. The court appointed Donald Martin as lead plaintiff. Mr. Martin filed an amended complaint on October 24, 2022 that brings claims on behalf of a purported class of all purchasers of our securities from August 10, 2020 through August 9, 2022 and alleges violations of federal securities law in connection with alleged false and misleading statements with respect to, among other matters, revenue, sales growth and ability to compete in connection with our Affinity and PuraPly XT products. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unquantified damages as well as attorneys’ fees, expert fees and other costs. The action is in the early stages of litigation. We believe the claims are without merit and intend to vigorously contest them. On March 13, 2023, we filed our motion to dismiss the litigation for failure to state a claim upon which relief can be granted.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2022, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended March 31, 2023. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2022, or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Uncertainty and adverse changes in the general economic conditions, including recent turmoil in the global banking system, may negatively affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. If general economic conditions in the United States decline, or if consumers fear that economic conditions will decline, sales of our products may decline. Adverse changes may occur as a result of adverse economic conditions, fluctuating oil prices, supply chain problems, inflation, political instability, declining consumer confidence, a continuation or worsening of the COVID-19 pandemic or another pandemic, unemployment, fluctuations in stock markets, contraction of credit availability, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our existing or development of future products, increase the cost, and decrease the availability of financing, or increase costs associated with producing and distributing our products and potential product candidates.

Moreover, there has been recent turmoil in the global banking system. On March 10, 2023, Silicon Valley Bank (“SVB”), one of our lenders at which we maintained deposit and money market accounts, was closed, followed on March 11, 2023 and May 1, 2023, by Signature Bank and First Republic Bank, respectively, and the FDIC was appointed as receiver for those banks. There have been reports of instability at other banks across the globe including Credit Suisse, which was acquired by UBS. Despite the steps taken to date by U.S. agencies to protect depositors and our current belief that we do not have exposure to loss as a result of SVB’s receivership, the follow-on effects of the events surrounding the SVB, Signature Bank and First Republic Bank failures and pressure on other banks are unknown and could include failures of other financial institutions or significant disruptions to our operations, financial position, and reputation. A severe or prolonged economic downturn, such as the global financial crisis of 2007-2008, could result in a variety of risks to our business, including a decrease in the demand for our products and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. We cannot anticipate all the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

10.1†

Second Amendment to Credit Agreement dated as of March 31, 2023 by and among Organogenesis Holdings Inc., as borrower, the several banks and other financial institutions or entities party hereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as the Administrative Agent

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document XBRL

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2023	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco

David Francisco
Chief Financial Officer

(Principal Financial and Accounting Officer)