Form 10-Q
period 2023-06-30
Organogenesis Holdings Inc.
filed 2023-08-09
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of shares of the registrant’s Class A common stock outstanding as of August 1, 2023 was 131,311,852.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2023

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$88,917	$102,478
Restricted cash	591	812
Accounts receivable, net	93,615	89,450
Inventory, net	25,364	24,783
Prepaid expenses and other current assets	7,948	5,086
Total current assets	216,435	222,609
Property and equipment, net	111,825	102,463
Intangible assets, net	18,330	20,789
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	43,544	43,192
Deferred tax asset, net	30,014	30,014
Other assets	1,393	1,520
Total assets	$450,313	$449,359
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term loan, net of debt issuance costs	$5,480	$4,538
Current portion of finance lease obligations	209	-
Current portion of operating lease obligations	12,592	11,708
Accounts payable	27,390	32,330
Accrued expenses and other current liabilities	27,784	26,447
Total current liabilities	73,455	75,023
Term loan, net of current portion and debt issuance costs	63,489	66,231
Finance lease obligations, net of current portion	402	-
Operating lease obligations, net of current portion	40,495	41,314
Other liabilities	1,190	1,122
Total liabilities	179,031	183,690
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 132,040,400 and 131,647,677 shares issued; 131,311,852 and 130,919,129 shares outstanding at June 30, 2023 and December 31, 2022, respectively.	13	13
Additional paid-in capital	314,838	310,957
Accumulated deficit	(43,569)	(45,301)
Total stockholders’ equity	271,282	265,669
Total liabilities and stockholders’ equity	$450,313	$449,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$117,316	$121,401	$224,958	$218,518
Cost of goods sold	26,316	26,652	52,923	51,732
Gross profit	91,000	94,749	172,035	166,786
Operating expenses:
Selling, general and administrative	70,317	72,609	144,151	136,187
Research and development	10,938	10,205	22,140	18,792
Total operating expenses	81,255	82,814	166,291	154,979
Income from operations	9,745	11,935	5,744	11,807
Other expense, net:
Interest expense	(594)	(730)	(1,243)	(1,467)
Other income (expense), net	28	(21)	51	(24)
Total other expense, net	(566)	(751)	(1,192)	(1,491)
Net income before income taxes	9,179	11,184	4,552	10,316
Income tax expense	(3,863)	(2,440)	(2,205)	(2,485)
Net income	$5,316	$8,744	$2,347	$7,831

Net income, per share:
Basic	$0.04	$0.07	$0.02	$0.06
Diluted	$0.04	$0.07	$0.02	$0.06
Weighted-average common shares outstanding
Basic	131,293,398	129,635,682	131,189,405	129,214,541
Diluted	133,066,010	132,600,579	132,475,908	132,705,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share data)

	Three and Six Months Ended June 30, 2023
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of March 31, 2023	131,226,387	$13	$312,573	$(48,885)	$263,701
Vesting of RSUs, net of shares surrendered to pay taxes	85,465	-	(34)	-	(34)
Stock-based compensation expense	-	-	2,299	-	2,299
Net income	-	-	-	5,316	5,316
Balance as of June 30, 2023	131,311,852	$13	$314,838	$(43,569)	$271,282

Balance as of December 31, 2022	130,919,129	$13	$310,957	$(45,301)	$265,669
Cumulative effect of adopting new accounting principle ASU 2016-13	-	-	-	(615)	(615)
Vesting of RSUs, net of shares surrendered to pay taxes	392,723	-	(332)	-	(332)
Stock-based compensation expense	-	-	4,213	-	4,213
Net income	-	-	-	2,347	2,347
Balance as of June 30, 2023	131,311,852	$13	$314,838	$(43,569)	$271,282
	-	-	-	-	-
		-	-	-	-

	Three and Six Months Ended June 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of March 31, 2022	128,887,184	$13	$303,261	$(61,746)	$241,528
Exercise of stock options	1,759,776	-	1,751	-	1,751
Vesting of RSUs, net of shares surrendered to pay taxes	34,924	-	(158)	-	(158)
Issuance of common stock associated with business acquisition	203,485	-	828	-	828
Stock-based compensation expense	-	-	1,692	-	1,692
Net loss	-	-	-	8,744	8,744
Balance as of June 30, 2022	130,885,369	$13	$307,374	$(53,002)	$254,385

Balance as of December 31, 2021	128,680,192	$13	$302,155	$(60,833)	$241,335
Exercise of stock options	1,845,897	-	2,042	-	2,042
Vesting of RSUs, net of shares surrendered to pay taxes	155,795	-	(646)	-	(646)
Issuance of common stock associated with business acquisition	203,485	-	828	-	828
Stock-based compensation expense	-	-	2,995	-	2,995
Net income	-	-	-	7,831	7,831
Balance as of June 30, 2022	130,885,369	$13	$307,374	$(53,002)	$254,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net Income	$2,347	$7,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,922	2,875
Amortization of intangible assets	2,459	2,442
Reduction in the carrying value of right-of-use assets	3,893	3,649
Non-cash interest expense	215	217
Deferred interest expense	245	291
Provision recorded for credit losses	190	122
Loss on disposal of property and equipment	65	196
Adjustment for excess and obsolete inventories	3,464	5,228
Stock-based compensation	4,213	2,995
Changes in operating assets and liabilities:
Accounts receivable	(4,970)	(6,485)
Inventory	(4,045)	(3,441)
Prepaid expenses and other current assets	(2,874)	(1,839)
Operating leases	(4,178)	(3,472)
Accounts payable	(3,535)	2,671
Accrued expenses and other current liabilities	1,091	(1,697)
Other liabilities	67	23
Net cash provided by operating activities	3,569	11,606
Cash flows from investing activities:
Purchases of property and equipment	(15,061)	(12,840)
Net cash used in investing activities	(15,061)	(12,840)
Cash flows from financing activities:
Payments of term loan under the 2021 Credit Agreement	(1,875)	(938)
Payments of withholding taxes in connection with RSUs vesting	(332)	(646)
Proceeds from the exercise of stock options	-	2,042
Principal repayments of finance lease obligations	(83)	(200)
Payment of deferred acquisition consideration	-	(608)
Net cash used in financing activities	(2,290)	(350)
Change in cash, cash equivalents and restricted cash	(13,782)	(1,584)
Cash, cash equivalents, and restricted cash, beginning of period	103,290	114,528
Cash, cash equivalents, and restricted cash, end of period	$89,508	$112,944
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,608	$1,041
Cash paid for income taxes	$3,022	$974
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,882	$6,546
Right-of-use assets obtained through lease obligations	$4,253	$364
Shares issued for deferred acquisition consideration	$-	$828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

COVID-19 pandemic

On April 10, 2023, President Biden signed a joint congressional resolution ending the national emergency related to COVID-19, and the Biden Administration ended the public health emergency declaration related to COVID-19 on May 11, 2023. Nonetheless, COVID-19 continues to present a public health and economic challenge around the world, and the Company continues to closely monitor the impact of the pandemic on all aspects of its business. While the COVID-19 pandemic has not materially adversely affected the Company’s financial results and business operations through June 30, 2023, the Company is unable to predict the impact that COVID-19 (including the emergence of new variants) will have on its financial position and operating results in the future.

Liquidity and Capital Resources

Since its inception, the Company funded its operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of its affiliates, third-party debt and proceeds from the sale of its capital stock. As of June 30, 2023, the Company had an accumulated deficit of $43,569 and working capital of $142,980 which included $88,917 in cash and cash equivalents. It also has $125.0 million available for future revolving borrowings under its Revolving Facility (see Note “13. Long-Term Debt Obligations”). For the six months ended June 30, 2023, it reported net revenue of $224,958, a net income of $2,347 and $3,569 of cash inflows from operating activities. The Company expects that its cash on hand and other components of working capital as of June 30, 2023, availability under the 2021 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund its operating expenses, capital expenditure requirements, and debt service payments for at least 12 months beyond the filing date of this quarterly report.

The Company continues to closely monitor ongoing developments in connection with the COVID-19 pandemic that could negatively affect its commercial prospects, cash position, and access to capital in fiscal 2023 or beyond. The Company is also closely monitoring ongoing developments in connection with the published local coverage determinations as discussed in “Part II, Item 1A—Risk Factors” of this Form 10-Q, which may negatively impact its revenue and projected cash position. The Company will continue to assess its cash and other sources of liquidity and, if circumstances warrant, make appropriate adjustments to its operating plan.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”), and the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report.

The unaudited condensed consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc. and its wholly-owned subsidiaries, Organogenesis Inc., Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future years or periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting periods. In preparing the condensed consolidated financial statements, the estimates and assumptions that management consider to be significant and that present the greatest amount of uncertainty include: revenue recognition; sales returns and credit losses; inventory reserve; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived and indefinite lived assets (including intangible assets); assessing impairment of goodwill; and the valuation and recognition of stock-based compensation. Actual results and outcomes may differ significantly from those estimates and assumptions.

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

4. Revenue

The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s products to customers based on specific payment and shipping terms in the arrangement. Product revenue is recognized when a customer obtains control of the Company’s products which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts and Group Purchasing Organization (“GPO”) rebates, which represent a direct reduction to the revenue recognized. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances. For the three months ended June 30, 2023 and 2022, the Company recorded GPO fees of $1,466 and $2,334, respectively, as a direct reduction of revenue. For the six months ended June 30, 2023 and 2022, the Company recorded GPO fees of $2,890 and $3,953, respectively, as a direct reduction of revenue.

The following tables set forth revenue by product category:

	Three Months Ended June 30,
	2023	2022
Advanced Wound Care	$110,075	$113,791
Surgical & Sports Medicine	7,241	7,610
Total net revenue	$117,316	$121,401

	Six Months Ended June 30,
	2023	2022
Advanced Wound Care	$210,992	$203,881
Surgical & Sports Medicine	13,966	14,637
Total net revenue	$224,958	$218,518

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

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022.

6. Accounts Receivable, Net

Accounts receivable consisted of the following:

	June 30,	December 31,
	2023	2022
Accounts receivable	$100,266	$95,812
Less — allowance for credit losses	(6,651)	(6,362)
	$93,615	$89,450

The Company’s allowance for credit losses was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$6,921	$5,127	$6,362	$5,153
Cumulative effect of adopting ASU 2016-13	-	-	615	-
Additions (adjustments)	(53)	82	190	122
Write-offs	(217)	(187)	(516)	(253)
Balance at end of period	$6,651	$5,022	$6,651	$5,022

7. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$13,274	$12,282
Work in process	1,717	1,022
Finished goods	10,373	11,479
	$25,364	$24,783

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three months ended June 30, 2023 and 2022, the Company charged $2,057 and $3,023, respectively, for inventory excess and obsolescence to cost of goods sold within the condensed consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company charged $3,464 and $5,228, respectively, for inventory excess and obsolescence to cost of goods sold within the condensed consolidated statements of operations.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Subscriptions	$4,389	$4,211
Conferences and marketing expenses	489	106
Deposits	1,157	635
Insurance	1,862	54
Other	51	80
	$7,948	$5,086

Deposits are funds held by vendors which are expected to be released within twelve months and therefore they are recorded as current assets.

9. Property and Equipment, Net

Property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Leasehold improvements	$53,788	$37,607
Buildings	4,943	4,943
Furniture, computers and equipment	60,210	57,147
	118,941	99,697
Accumulated depreciation	(67,717)	(62,798)
Construction in progress	60,601	65,564
	$111,825	$102,463

Depreciation expense was $2,228 and $1,528 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $4,922 and $2,875 for the six months ended June 30, 2023 and 2022, respectively. Construction in progress primarily represents unfinished construction work on a purchased building located on the Company’s Canton, Massachusetts campus and improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts.

10. Goodwill and Intangible Assets

Goodwill was $28,772 as of June 30, 2023 and December 31, 2022.

Intangible assets consisted of the following as of June 30, 2023:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(22,916)	$9,704
Trade names and trademarks	2,080	(1,491)	589
Customer relationships	10,690	(2,984)	7,706
Independent sales agency network	4,500	(4,500)	-
Patent	7,623	(7,623)	-
Non-compete agreements	1,010	(679)	331
Total	$58,523	$(40,193)	$18,330

Intangible assets consisted of the following as of December 31, 2022:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(21,164)	$11,456
Trade names and trademarks	2,080	(1,393)	687
Customer relationship	10,690	(2,450)	8,240
Independent sales agency network	4,500	(4,500)	-
Patent	7,623	(7,623)	-
Non-compete agreements	1,010	(604)	406
Total	$58,523	$(37,734)	$20,789

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, was $1,229 and $1,221 for the three months ended June 30, 2023 and 2022, respectively, and $2,459 and $2,442 for the six months ended June 30, 2023 and 2022, respectively. The weighted average remaining useful lives for developed technology, trade names and trademarks, customer relationship, and non-compete agreements are 4.6 years, 4.8 years, 7.3 years, and 2.3 years, respectively, as of June 30, 2023.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Personnel costs	$19,466	$17,113
Royalties	3,210	3,320
Accrued but unpaid lease obligations and interest	2,082	2,463
Accrued taxes	1,696	2,625
Accrued litigation	564	150
Other	766	776
	$27,784	$26,447

The accrued but unpaid lease obligations and the interest accrual on these obligations are related to the buildings in Canton, Massachusetts. See Note “17. Leases.”

12. Restructuring

In order to reduce the Company’s cost structure and improve operating efficiency, the Company consolidated its manufacturing operations in various locations into Massachusetts facilities.

On October 21, 2020, the Company committed to a plan to restructure its workforce and operations in its La Jolla, California facilities. The restructuring involved 65 employees and was substantially completed as of December 31, 2021, with certain facility and storage activities continuing through 2024. On March 9, 2022, the Company committed to a plan to restructure its workforce and operations in its Birmingham, Alabama facilities. The restructuring involved 24 employees and was substantially completed as of December 31, 2022, with minimal expenses incurred in the first quarter of 2023.

On February 3, 2023, the Company committed to a plan to restructure its workforce to increase productivity and enhance profitability. The reduction in force reduced the Company’s headcount by 71 employees, or approximately 7% of all employees. The Company incurred a total charge of $1,609 in the six months ending on June 30, 2023 in connection with the restructuring, primarily consisting of severance payments. It was substantially completed as of March 31, 2023.

As a result of the restructuring activities, the Company recorded a pre-tax adjustment of $(126) and a pre-tax charge of $643 during the three months ended June 30, 2023 and 2022, respectively, and $1,782 and $907 during the six months ended June 30, 2023 and 2022. These charges were included in selling, general and administrative expenses in the condensed consolidated statements of operations. The liability related to the restructuring activities was $298 and $1,192 as of June 30, 2023 and December 31, 2022, respectively, and was included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table provides a roll-forward of the restructuring liabilities.

	Employee	Other	Total
Liability balance as of December 31, 2022	$1,010	$182	$1,192
Expenses	1,609	173	1,782
Payments	(2,321)	(355)	(2,676)
Liability balance as of June 30, 2023	$298	$-	$298

	Employee	Other	Total
Liability balance as of December 31, 2021	$2,517	$651	$3,168
Expenses	638	269	907
Payments	(2,517)	(897)	(3,414)
Liability balance as of June 30, 2022	$638	$23	$661

13. Debt Obligations

Debt obligations consisted of the following:

	June 30,	December 31,
	2023	2022
Line of credit	$-	$-
Term loan	69,375	71,250
Less debt discount and debt issuance cost	(406)	(481)
Term loan, net of debt discount and debt issuance cost	$68,969	$70,769

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

The Company recorded debt issuance costs and related fees of $604 in connection with entering into the Term Loan Facility, as a reduction of the carrying value of the term loan on the Company’s condensed consolidated balance sheets. In connection with entering into the Revolving Facility, the Company recorded debt issuance costs and related fees of $1,223 as other assets. Both of these costs are being amortized to interest expense through the maturity date of the facilities.

As of June 30, 2023 and December 31, 2022, the Company had outstanding borrowings of $69,375 and $71,250 under the Term Loan Facility, respectively, and $0 under the Revolving Facility with $125,000 available for future revolving borrowings.

Future payments of the 2021 Credit Agreement, as of June 30, 2023, are as follows for the calendar years ending December 31:

2023	2,812
2024	5,625
2025	6,563
2026	54,375
Total	$69,375

14. Stockholders’ Equity

Common Stock

As of June 30, 2023, the issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019.

As of June 30, 2023 and December 31, 2022, the Company reserved the following shares of Class A common stock for future issuance:

	June 30,	December 31,
	2023	2022
Shares reserved for issuance for outstanding options	9,422,495	5,931,742
Shares reserved for issuance for outstanding restricted stock units	3,989,750	1,381,500
Shares reserved for issuance for future grants	4,889,579	11,394,962
Total shares of authorized common stock reserved for future issuance	18,301,824	18,708,204

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

Stock-based compensation expense was $2,299 and $1,692 for the three months ended June 30, 2023 and 2022, respectively, and was $4,213 and $2,995 for the six months ended June 30, 2023 and 2022, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Restricted Stock Units (RSUs)

The Company granted 3,192,372 and 979,257 time-based restricted stock units to its employees, executives and the Board of Directors in the six months ended June 30, 2023 and 2022, respectively. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

	Number	Weighted Average
	of RSUs	Grant Date
		Fair Value
Unvested at December 31, 2022	1,381,500	$7.62
Granted	3,192,372	2.47
Vested	(517,790)	7.25
Canceled/Forfeited	(66,332)	6.25
Unvested at June 30, 2023	3,989,750	$3.57

As of June 30, 2023, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $9,561 and the weighted average remaining recognition period for unvested awards was 2.82 years.

Stock Options

The stock options granted during the six months ended June 30, 2023 and 2022 were 3,554,528 and 1,418,224, respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods were as follows, presented on a weighted-average basis:

	June 30,	June 30,
	2023	2022
Risk-free interest rate	3.99%	1.92%
Expected term (in years)	6.24	6.25
Expected volatility	51.00%	50.66%
Expected dividend yield	0.0%	0.0%
Exercise price	$2.51	$8.03
Underlying stock price	$2.47	$7.87

These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2023 and 2022 of $1.32 and $3.94, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2022:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding as of December 31, 2022	5,931,042	$5.91	6.14	$2,245
Granted	3,554,528	2.51
Exercised	-	-		-
Canceled / forfeited	(63,075)	8.71
Outstanding as of June 30, 2023	9,422,495	4.61	7.15	6,010
Options exercisable as of June 30, 2023	4,033,237	4.56	4.55	3,136
Options vested or expected to vest as of June 30, 2023	8,264,297	$4.67	6.85	$5,321

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The total fair value of options vested during the six months ended June 30, 2023 and 2022 was $3,070 and $2,029, respectively.

As of June 30, 2023, the total unrecognized stock compensation expense related to unvested stock options expected to vest was $7,883 and was expected to be recognized over a weighted-average period of 2.74 years.

16. Earnings per Share (EPS)

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

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income attributable to the Class A common stockholders is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net Income	$5,316	$8,744	$2,347	$7,831
Denominator:
Weighted average common shares outstanding —basic	131,293,398	129,635,682	131,189,405	129,214,541
Dilutive effect of restricted stock units	863,523	147,600	461,352	205,838
Dilutive effect of options	909,089	2,817,297	825,151	3,284,827
Weighted-average common shares outstanding—diluted	133,066,010	132,600,579	132,475,908	132,705,206
Earnings per share—basic	$0.04	$0.07	$0.02	$0.06
Earnings per share—diluted	$0.04	$0.07	$0.02	$0.06

The Company’s potentially dilutive securities include restricted stock units and stock options to purchase shares of Class A common stock. For the three and six months ended June 30, 2023, outstanding stock-based awards of 8,676,433 and 8,763,403, respectively, were excluded from the diluted EPS calculation as they were anti-dilutive. For the three and six months ended June 30, 2022, outstanding stock-based awards of 3,755,497 and 3,378,641, respectively, were excluded from the diluted EPS calculation as they were anti-dilutive.

17. Leases

The Company’s leases consist primarily of real estate, equipment and vehicle leases.

The Company leases real estate for office, lab, warehouse and production space under noncancelable leases that expire at various dates through 2035, subject to the Company’s options to terminate or renew certain leases for an additional five to ten years. The Company leases vehicles under operating leases for certain employees and has fleet services agreements for service on these vehicles. The minimum lease term for each newly leased vehicle is 367 days with renewal options. The Company may terminate the vehicle lease after the minimum lease term upon thirty days’ prior notice. The Company also leases other equipment under noncancelable leases that expire at various dates through 2026.

On January 1, 2013, the Company entered into finance lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts. 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also directors, former directors and / or stockholders of the Company. In August 2021, the Company purchased the building under the lease with 275 Dan Road SPE, LLC (the “275 Dan Road Building”) for $6,013 and the lease was terminated. Other than the lease with 275 Dan Road SPE, LLC which was terminated in August 2021, the remaining three leases were set to terminate on December 31, 2022, and each contained a renewal option for a five-year period with a rental rate at the greater of (i) rent for the last year of the prior term, or (ii) the then fair market value. The Company exercised the option to extend the leases for an additional five years in November 2021. It remeasured the lease assets and liabilities based on its best estimate of the market rental rate in the renewal period and reassessed the classification for these leases according to ASC 842-10-25-1 Lease Classification. As a result, these leases were reclassified from finance leases to operating leases. The related finance lease assets and liabilities were reclassified to operating lease right-of-use assets and operating lease obligations on the condensed consolidated balance sheet as of December 31, 2021. In December 2022, the Company and the landlord finalized the market rental rate in the renewal period for these properties, resulting in an additional $8,060 to be recorded as variable lease expenses over the renewal period.

The Company owes some accrued but unpaid lease obligations under the aforementioned leases. Effective April 1, 2019, the Company accrued interest on the accrued but unpaid lease obligations at an interest rate of 9.25%. In connection with the purchase of the 275 Dan Road Building in August 2021, the Company paid 50% of the accrued but unpaid lease obligations associated with this building and the accrued interest thereof. The remaining balance for this building was paid off in five quarterly installments ending on January 3, 2023.

The accrued but unpaid lease obligations as well as the related interest accruals are shown below.

	June 30,	December 31,
	2023	2022
Principal portion of rent in arrears	5,273	5,779
Total accrued but unpaid lease obligations	5,273	5,779

Accrued interest on accrued but unpaid lease obligations	2,082	1,956

Before being paid off in January 2023, the principal portion of rent in arrears related to the 275 Dan Road Building as well as the interest accrual were included in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2022. For the other three buildings, the principal portion of rent in arrears was included in the short-term portion of operating lease obligations on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The accrued interest on the accrued but unpaid lease obligations was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

The components of lease cost were as follows:

	Classification	Six Months Ended June 30,
		2023	2022
Finance lease
Amortization of right-of-use assets	COGS and SG&A	$58	$213
Interest on lease liabilities	Interest Expense	11	7
Total Finance lease cost		69	220
Operating lease cost	COGS, R&D, SG&A	4,779	4,808
Short-term lease cost	COGS, R&D, SG&A	1,491	1,391
Variable lease cost	COGS, R&D, SG&A	3,370	2,201
Total lease cost		$9,709	$8,620

Supplemental balance sheet information related to finance leases was as follows:

	June 30, 2023	December 31, 2022
Property and equipment, gross	$1,867	$1,174
Accumulated depreciation	(1,232)	(1,174)
Property and equipment, net	$635	$-

Finance lease obligations	$(611)	$-

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	5,059	4,630
Operating cash flows for finance leases	11	7
Financing cash flows for finance leases	83	200

Right-of-use assets obtained in exchange for lease obligations
Operating leases	4,253	364
Finance leases	693	-

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term
Finance leases	2.76	-
Operating leases	6.90	7.54

	June 30, 2023	December 31, 2022
Weighted-average discount rate
Finance leases	6.80%	-
Operating leases	4.77%	4.61%

As of June 30, 2023, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
2023 (remaining 6 months)	$10,176	$122
2024	8,818	244
2025	8,938	244
2026	7,542	61
2027	8,002	-
Thereafter	18,679	-
Total lease payments	62,155	671
Less: interest	(9,068)	(60)
Total lease liabilities	$53,087	$611

18. Commitments and Contingencies

Royalties

The Company entered into a license agreement with a university for certain patent rights related to the development, use, and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of June 30, 2023 and December 31, 2022, respectively, and were classified as part of accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. There was no royalty expense incurred during the six months ended June 30, 2023 or 2022 related to this agreement.

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense under this license agreement of $1,592 and $2,104 during the three months ended June 30, 2023 and 2022, respectively, and $3,032 and $3,705 during the six months ended June 30, 2023 and 2022, respectively, within selling, general and administrative expenses on the condensed consolidated statements of operations.

Legal Matters

In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable. The Company accrued $564 and $150 as of June 30, 2023 and December 31, 2022, respectively, for certain pending or settled lawsuits.

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

The income tax rate for the six months ended June 30, 2023 varied from the U.S. statutory rate of 21% primarily due to the tax adjustments related to executive compensation, other permanent tax adjustments, and discrete items. The income tax expense for the six months ended June 30, 2023 was $2,205, which included a discrete tax expense of $45 related primarily to the interest on certain uncertain tax positions. Income tax expense for the six months ended June 30, 2022 was $2,485, which included a discrete tax expense of $23 related to the interest on certain uncertain tax positions.

The Company examines all positive and negative evidence to estimate whether sufficient future taxable income in the U.S. will be generated to permit the use of existing deferred tax assets. In the fourth quarter of 2021, the Company released the valuation allowance recorded against its U.S. deferred tax assets. Upon reviewing the positive evidence of net operating loss utilization, cumulative profits, and forecasted taxable income, the Company believed that it was more likely than not that these U.S. deferred tax assets would be utilized. There are no material deferred tax assets in the other jurisdictions. On a quarterly basis, the Company reassesses the need for a valuation allowance on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. After assessing both the positive and negative evidence, including net operating loss utilization, cumulative profits, and forecasted taxable income, the Company determined that it is more likely than not the U.S. deferred assets will be realized in full. As such, the Company did not record a valuation allowance against its U.S. deferred tax assets as of June 30, 2023 and December 31, 2022.

21. Subsequent Events

The Company has evaluated subsequent events through August 9, 2023, the date on which these condensed consolidated financial statements were issued and has determined that there are no such events to report.

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

For the six months ended June 30, 2023, we generated net revenue of $225.0 million and net income of $2.3 million compared to net revenue of $218.5 million and net income of $7.8 million for the six months ended June 30, 2022. We have incurred significant losses since inception and, while we reported net income for the most recent three years, we may incur operating losses in the future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of June 30, 2023, we had an accumulated deficit of $43.6 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our Class A common stock. We operate as one segment of regenerative medicine.

COVID-19 pandemic

On April 10, 2023, President Biden signed a joint congressional resolution ending the national emergency related to COVID-19, and the Biden Administration ended the public health emergency declaration related to COVID-19 on May 11, 2023. Nonetheless, COVID-19 continues to present a public health and economic challenge around the world, and we continue to closely monitor the impact of the pandemic on all aspects of our business. While the COVID-19 pandemic has not materially adversely affected our financial results and business operations through June 30, 2023, we are unable to predict the impact that COVID-19 (including the emergence of new variants) will have on our financial position and operating results in the future.

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

Components of Our Condensed Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of June 30, 2023, we had approximately 310 direct sales representatives and approximately 155 independent agencies.

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

Research and development expenses

Research and development expenses include expenses for clinical trials, personnel costs for our research and development personnel, expenses related to improvements in our manufacturing processes, enhancements to our currently available products, and additional investments in our product and platform development pipeline. We expense research and development costs as incurred. We generally expect that research and development expenses will increase as we continue to conduct clinical trials on new and existing products, move products through the regulatory pathway (e.g., seek biologics license application approval), add personnel to support product enhancements as well as to bring new products to market, and enhance our manufacturing process and procedures.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. In consideration of the factors discussed above, in the fourth quarter of 2021, we determined it was more likely than not that our deferred tax assets would be realized in the future and released the valuation allowance on our net U.S. deferred tax assets as of December 31, 2021, resulting in a benefit of $48.3 million in income taxes. We maintained the same position that our net U.S. deferred tax assets did not require a valuation allowance as of June 30, 2023 and December 31, 2022.

We account for uncertainty in income taxes recognized in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited) (in thousands)
Net revenue	$117,316	$121,401	$224,958	$218,518
Cost of goods sold	26,316	26,652	52,923	51,732
Gross profit	91,000	94,749	172,035	166,786
Operating expenses:
Selling, general and administrative	70,317	72,609	144,151	136,187
Research and development	10,938	10,205	22,140	18,792
Total operating expenses	81,255	82,814	166,291	154,979
Income from operations	9,745	11,935	5,744	11,807
Other expense, net:	-	-	-	-
Interest expense	(594)	(730)	(1,243)	(1,467)
Other expense, net	28	(21)	51	(24)
Total other expense, net	(566)	(751)	(1,192)	(1,491)
Net income before income taxes	9,179	11,184	4,552	10,316
Income tax expense	(3,863)	(2,440)	(2,205)	(2,485)
Net income	$5,316	$8,744	$2,347	$7,831

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

The following is a reconciliation of GAAP net income to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited) (in thousands)
Net Income	$5,316	$8,744	$2,347	$7,831
Interest expense, net	594	730	1,243	1,467
Income tax expense	3,863	2,440	2,205	2,485
Depreciation	2,228	1,528	4,922	2,875
Amortization	1,229	1,221	2,459	2,442
EBITDA	13,230	14,663	13,176	17,100
Stock-based compensation expense	2,299	1,692	4,213	2,995
Restructuring charge (adjustment) (1)	(126)	643	1,782	907
Settlement fee (2)	-	1,600	-	2,600
Adjusted EBITDA	$15,403	$18,598	$19,171	$23,602

(1)
Amounts reflect employee severance, retention and benefits as well as other exit costs associated with the Company’s restructuring activities. See Note “12. Restructuring” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)
Amount reflects the fee the Company agreed to pay to a GPO to settle previously disputed GPO fees.

Comparison of Three and Six Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$110,075	$113,791	$(3,716)	(3%)
Surgical & Sports Medicine	7,241	7,610	(369)	(5%)
Net revenue	$117,316	$121,401	$(4,085)	(3%)

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$210,992	$203,881	$7,111	3%
Surgical & Sports Medicine	13,966	14,637	(671)	(5%)
Net revenue	$224,958	$218,518	$6,440	3%

Net revenue from our Advanced Wound Care products decreased by $3.7 million, or 3%, to $110.1 million in the three months ended June 30, 2023, from $113.8 million in the three months ended June 30, 2022. The decrease in Advanced Wound Care net revenue was primarily attributable to a decrease in sales of certain of our products due to changes in customer buying patterns, partially offset by an increase in sales of certain of our products to our existing and new customers.

Net revenue from our Advanced Wound Care products increased by $7.1 million, or 3%, to $211.0 million in the six months ended June 30, 2023, from $203.9 million in the six months ended June 30, 2022. The increase in Advanced Wound Care net revenue was primarily attributable to an increase in sales of certain of our products to our existing and new customers partially offset by a decrease in sales of certain of our products due to changes in customer buying patterns.

Net revenue from our Surgical & Sports Medicine products decreased by $0.4 million, or 5% to $7.2 million in the three months ended June 30, 2023 from $7.6 million in the three months ended June 30, 2022. Net revenue from our Surgical & Sports Medicine products decreased by $0.7 million, or 5%, to $14.0 million in the six months ended June 30, 2023 from $14.6 million in the six months ended June 30, 2022. The decrease in Surgical & Sports Medicine net revenue was primarily due to attrition within our sales force, as well as the decrease in the pricing for certain of our products.

Cost of goods sold and gross profit

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Cost of goods sold	$26,316	$26,652	$(336)	(1%)
Gross profit	$91,000	$94,749	$(3,749)	(4%)

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Cost of goods sold	$52,923	$51,732	$1,191	2%
Gross profit	$172,035	$166,786	$5,249	3%

Cost of goods sold in the three months ended June 30, 2023 was $26.3 million, which is relatively consistent with the cost of goods sold of $26.7 million in the three months ended June 30, 2022. Cost of goods sold increased by $1.2 million, or 2%, to $52.9 million in the six months ended June 30, 2023 from $51.7 million in the six months ended June 30, 2022. The increase in cost of goods sold was primarily due to increased sales volume in our Advanced Wound Care products.

Gross profit decreased by $3.7 million, or 4%, to $91.0 million in the three months ended June 30, 2023 from $94.7 million in the three months ended June 30, 2022. The decrease in gross profit resulted primarily from decreased sales volume.

Gross profit increased by $5.2 million, or 3%, to $172.0 million in the six months ended June 30, 2023 from $166.8 million in the six months ended June 30, 2022. The increase in gross profit resulted primarily from increased sales volume in our Advanced Wound Care products as well as a shift in product mix to our higher gross margin products.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Research and development	$10,938	$10,205	$733	7%

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Research and development	$22,140	$18,792	$3,348	18%

Research and development expenses increased by $0.7 million, or 7%, to $10.9 million in the three months ended June 30, 2023 from $10.2 million in the three months ended June 30, 2022. Research and development expenses increased by $3.3 million, or 18%, to $22.1 million in the six months ended June 30, 2023 from $18.8 million in the six months ended June 30, 2022.The increase in research and development expenses was primarily due to an increase in product costs associated with our pipeline products not yet commercialized, an increase in the clinical study and related costs necessary to seek regulatory approvals for certain of our products, and increased headcount associated with our existing Advanced Wound Care and Surgical & Sports Medicine products.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$70,317	$72,609	$(2,292)	(3%)

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$144,151	$136,187	$7,964	6%

Selling, general and administrative expenses decreased by $2.3 million, or 3%, to $70.3 million in the three months ended June 30, 2023 from $72.6 million in the three months ended June 30, 2022. The decrease in selling, general and administrative expenses was primarily due to a $4.1 million decrease in compensation cost, largely related to decreased commissions paid to our sales force, and a $0.8 million decrease in restructuring cost as our restructuring activities were substantially completed as of March 31, 2023. These decreases were partially offset by a $2.0 million increase related to increased travel and marketing programs along with the ending of the COVID-19 national emergency, and a $0.6 million increase in legal, consulting and other costs associated with the ongoing operations of our business and the enterprise resource planning (“ERP”) system implementation.

Selling, general and administrative expenses increased by $8.0 million, or 6%, to $144.2 million in the six months ended June 30, 2023 from $136.2 million in the six months ended June 30, 2022. The increase in selling, general and administrative expenses was primarily due to a $6.3 million increase related to increased travel and marketing programs, as well as an annual sales meeting that was held in the first quarter of 2023 (and in 2022, the sales meeting was held in the third quarter instead of the first quarter), a $2.7 million increase in legal, consulting and other costs associated with the ongoing operations of our business and the ERP system implementation, and a $0.9 million increase in restructuring costs primarily due to the reduction in force in the first quarter of 2023. The increases were partially offset by a $1.9 million decrease in compensation cost, largely related to decreased commissions paid to our sales force.

Other Expense, net

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Interest expense, net	$(594)	$(730)	$136	(19%)
Other income (expense), net	28	(21)	49	**
Total other expense, net	$(566)	$(751)	$185	(25%)

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Interest expense, net	$(1,243)	$(1,467)	$224	(15%)
Other expense, net	51	(24)	75	**
Total other expense, net	$(1,192)	$(1,491)	$299	(20%)

** not meaningful

Other expense, net, decreased by $0.2 million, or 25%, to $0.6 million in the three months ended June 30, 2023 from $0.8 million in the three months ended June 30, 2022. Other expense, net, decreased by $0.3 million, or 20% to $1.2 million in the six months ended June 30, 2023 from $1.5 million in the six months ended June 30, 2022. The decrease in other expense, net was primarily due to the decrease in interest expense resulting from the lower debt balance under the 2021 Credit Agreement.

Income Tax Expense

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Income tax expense	$(3,863)	$(2,440)	$(1,423)	58%

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Income tax expense	$(2,205)	$(2,485)	$280	(11%)

Income tax expense increased by $1.4 million, or 58%, to $3.9 million in the three months ended June 30, 2023 from $2.4 million in the three months ended June 30, 2022. Income tax expense decreased by $0.3 million, or 11%, to $2.2 million in the six months ended June 30, 2023 from $2.5 million in the six months ended June 30, 2022. The changes in income tax expense were due to a combined impact of changes in pre-tax income in these periods and a higher effective rate for the twelve months ended December 31, 2023 resulting from the larger forecasted tax adjustment in 2023 as compared to 2022.

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of June 30, 2023, we had an accumulated deficit of $43.6 million and working capital of $143.0 million which included $88.9 million in cash and cash equivalents. We also have $125.0 million available for future revolving borrowings under our Revolving Facility (see Note “13. Long-Term Debt Obligations” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). For the six months ended June 30, 2023, we reported net revenue of $225.0 million, a net income of $2.3 million and $3.6 million of cash inflows from operating activities. We expect that our cash on hand and other components of working capital as of June 30, 2023, availability under the 2021 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report.

While the COVID-19 pandemic has not materially adversely affected our financial results and business operations to date, we continue to closely monitor ongoing developments in connection with the pandemic that could negatively affect our commercial prospects, cash position and access to capital in fiscal 2023 or beyond. We are also closely monitoring ongoing developments in connection with the published local coverage determinations as discussed in “Part II, Item 1A—Risk Factors” of this Form 10-Q, which may negatively impact our revenue and projected cash position. We will continue to assess our cash and other sources of liquidity and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$3,569	$11,606
Net cash used in investing activities	(15,061)	(12,840)
Net cash used in financing activities	(2,290)	(350)
Net change in cash, cash equivalents, and restricted cash	$(13,782)	$(1,584)

Operating Activities

During the six months ended June 30, 2023, net cash provided by operating activities was $3.6 million, resulting from our net income of $2.3 million and non-cash charges of $19.7 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $18.4 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $5.0 million, an increase in inventory of $4.0 million, an increase in prepaid expenses and other current assets of $2.9 million, a decrease in operating leases liabilities of $4.2 million, and a decrease in accounts payable of $3.5 million, partially offset by an increase in accrued expenses and other liabilities of $1.2 million.

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

Investing Activities

During the six months ended June 30, 2023, we used $15.1 million of cash in investing activities consisting exclusively of capital expenditures.

During the six months ended June 30, 2022, we used $12.8 million of cash in investing activities consisting exclusively of capital expenditures.

Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities was $2.3 million. This consisted of the payment of term loan of $1.9 million, payment of the finance lease obligations and the stock awards activities of $0.4 million.

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

As of June 30, 2023, we were in compliance with the covenants under the 2021 Credit Agreement. We had outstanding borrowings of $69.4 million under our Term Loan Facility and no borrowings outstanding under our Revolving Facility with $125 million available for future revolving borrowings, respectively.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and the disclosure at the date of the unaudited condensed consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our unaudited condensed consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our condensed consolidated statements of operations, liquidity and financial condition. See also our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for information about these accounting policies as well as a description of our other significant accounting policies.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued standards as disclosed in Note “2. Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of June 30, 2023, our disclosure controls and procedures were ineffective because, as disclosed in the Company’s Annual Report for the fiscal year ended December 31, 2022, our management team identified the following material weakness in our internal control over financial reporting: we did not design and maintain effective controls (i) to properly identify and assess significant non-routine transactions and (ii) over information technology general controls and proper segregation of duties to support the proper initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, management concluded that, as of June 30, 2023, our internal control over financial reporting was not effective based on those criteria. Although management has made notable progress in remediating this material weakness, management concluded that the material weakness described above continued to exist as of June 30, 2023.

Plans for Remediation of Material Weakness

Management has taken actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. Management is committed to finalizing the remediation of the material weakness. Management’s internal control remediation efforts include the following:

•
In 2022, we finalized the plan to implement a new company-wide enterprise resource planning, or ERP, system to provide additional systematic controls and segregation of duties for our accounting processes. Due, in part, to turnover in key positions and changes in design, our ERP system go-live date has been delayed. We anticipate the ERP system going live in 2024.
•
In 2022, we determined that our forward-facing customer sales systems were not catering to our customer needs. We started to implement a new sales force software system in 2023.
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above related to remediation efforts. However, as the implementation of the new ERP system continues and our remediation efforts continue, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On December 10, 2021, a class action complaint captioned Somogyi v. Organogenesis Holdings Inc., et al. was filed on behalf of a putative class of all purchasers of our securities against us and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of New York. The court appointed Donald Martin as lead plaintiff. Mr. Martin filed an amended complaint on October 24, 2022 that brings claims on behalf of a purported class of all purchasers of our securities from August 10, 2020 through August 9, 2022 and alleges violations of federal securities law in connection with alleged false and misleading statements with respect to, among other matters, revenue, sales growth and ability to compete in connection with our Affinity and PuraPly XT products. The amended complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unquantified damages as well as attorneys’ fees, expert fees and other costs. The action is in the early stages of litigation. We believe the claims are without merit and intend to vigorously contest them. On March 13, 2023, we filed our motion to dismiss the litigation for failure to state a claim upon which relief can be granted. Briefing was completed on May 30, 2023 and the motion to dismiss is currently pending with the Court.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2022, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended June 30, 2023. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2022, or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Three Medicare Administrative Contractors, or MACs, recently published local coverage determinations, or LCDs, for skin substitutes/cellular and/or tissue-based products (CTPs) for the treatment of DFUs and Venous Leg Ulcers, or VLUs, in the Medicare population that list our PuraPly, Novachor, TransCyte, Affinity and NuShield products as non-covered effective as of September 17, 2023. This non-coverage determination could have a material adverse effect on utilization of our products, our business, and our revenue.

On August 3, 2023, three MACs (Novitas, First Coast Services, and CGS) published final LCDs for skin substitutes and CTPs for the treatment of DFUs and VLUs in the Medicare population. While our Apligraf and Dermagraft products remain “covered,” the LCDs classify our PuraPly, Novachor, TransCyte, Affinity and NuShield products as “non-covered” effective as of September 17, 2023. The elimination of coverage for these products by the three MACs presents a significant amount of uncertainty regarding (i) future revenue for these products in the applicable regions and (ii) the potential impact on demand for our products when used for treatment of non-DFU/VLU wounds. Although we believe that our non-covered products were improperly excluded from coverage, and we are engaging with all relevant parties in advance of the effective date of these LCDs, there is no guarantee that the MACs will agree to include our products as “covered” prior to September 17, 2023. If these products are not “covered,” we believe it would likely materially adversely impact utilization of our products, our business, and our revenue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

10.1

Second Amendment to Credit Agreement dated and effective as of April 17, 2023 by and among Organogenesis Holdings Inc., as borrower, the several banks and other financial institutions or entities party hereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2023)

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

Dated: August 9, 2023	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco

David Francisco
Chief Financial Officer

(Principal Financial and Accounting Officer)