Form 10-Q
period 2023-09-30
Organogenesis Holdings Inc.
filed 2023-11-09
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

The number of shares of the registrant’s Class A common stock outstanding as of November 1, 2023 was 132,041,164.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2023

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$98,226	$102,478
Restricted cash	599	812
Accounts receivable, net	89,276	89,450
Inventory, net	27,905	24,783
Prepaid expenses and other current assets	9,567	5,086
Total current assets	225,573	222,609
Property and equipment, net	117,503	102,463
Intangible assets, net	17,101	20,789
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	42,363	43,192
Deferred tax asset, net	30,014	30,014
Other assets	1,321	1,520
Total assets	$462,647	$449,359
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term loan, net of debt issuance costs	$5,483	$4,538
Current portion of finance lease obligations	1,174	-
Current portion of operating lease obligations	13,048	11,708
Accounts payable	26,784	32,330
Accrued expenses and other current liabilities	34,993	26,447
Total current liabilities	81,482	75,023
Term loan, net of current portion and debt issuance costs	62,117	66,231
Finance lease obligations, net of current portion	2,166	-
Operating lease obligations, net of current portion	38,826	41,314
Other liabilities	1,191	1,122
Total liabilities	185,782	183,690
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 132,041,164 and 131,647,677 shares issued; 131,312,616 and 130,919,129 shares outstanding at September 30, 2023 and December 31, 2022, respectively.	13	13
Additional paid-in capital	317,254	310,957
Accumulated deficit	(40,402)	(45,301)
Total stockholders’ equity	276,865	265,669
Total liabilities and stockholders’ equity	$462,647	$449,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$108,531	$116,859	$333,489	$335,377
Cost of goods sold	25,789	26,177	78,712	77,909
Gross profit	82,742	90,682	254,777	257,468
Operating expenses:
Selling, general and administrative	64,222	79,328	208,373	215,515
Research and development	10,470	9,575	32,610	28,367
Total operating expenses	74,692	88,903	240,983	243,882
Income from operations	8,050	1,779	13,794	13,586
Other expense, net:
Interest expense, net	(444)	(572)	(1,688)	(2,039)
Other income (expense), net	31	5	82	(19)
Total other expense, net	(413)	(567)	(1,606)	(2,058)
Net income before income taxes	7,637	1,212	12,188	11,528
Income tax expense	(4,470)	(997)	(6,675)	(3,482)
Net income	$3,167	$215	$5,513	$8,046

Net income, per share:
Basic	$0.02	$0.00	$0.04	$0.06
Diluted	$0.02	$0.00	$0.04	$0.06
Weighted-average common shares outstanding
Basic	131,312,483	130,903,160	131,230,882	129,784,890
Diluted	133,417,721	132,232,954	132,790,296	132,555,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share data)

	Three and Nine Months Ended September 30, 2023
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of June 30, 2023	131,311,852	$13	$314,838	$(43,569)	$271,282
Vesting of RSUs, net of shares surrendered to pay taxes	764	-	(1)	-	(1)
Stock-based compensation expense	-	-	2,417	-	2,417
Net income	-	-	-	3,167	3,167
Balance as of September 30, 2023	131,312,616	$13	$317,254	$(40,402)	$276,865

Balance as of December 31, 2022	130,919,129	$13	$310,957	$(45,301)	$265,669
Cumulative effect of adopting new accounting principle ASU 2016-13	-	-	-	(615)	(615)
Vesting of RSUs, net of shares surrendered to pay taxes	393,487	-	(333)	-	(333)
Stock-based compensation expense	-	-	6,630	-	6,630
Net income	-	-	-	5,513	5,513
Balance as of September 30, 2023	131,312,616	$13	$317,254	$(40,402)	$276,865
	-	-	-	-	-
		-	-	-	-

	Three and Nine Months Ended September 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of June 30, 2022	130,885,369	$13	$307,374	$(53,002)	$254,385
Exercise of stock options	19,064	-	28	-	28
Vesting of RSUs, net of shares surrendered to pay taxes	10,666	-	(2)	-	(2)
Issuance of common stock associated with business acquisition	-	-	-	-	-
Stock-based compensation expense	-	-	1,702	-	1,702
Net loss	-	-	-	215	215
Balance as of September 30, 2022	130,915,099	$13	$309,102	$(52,787)	$256,328

Balance as of December 31, 2021	128,680,192	$13	$302,155	$(60,833)	$241,335
Exercise of stock options	1,864,961	-	2,070	-	2,070
Vesting of RSUs, net of shares surrendered to pay taxes	166,461	-	(648)	-	(648)
Issuance of common stock associated with business acquisition	203,485	-	828	-	828
Stock-based compensation expense	-	-	4,697	-	4,697
Net income	-	-	-	8,046	8,046
Balance as of September 30, 2022	130,915,099	$13	$309,102	$(52,787)	$256,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net Income	$5,513	$8,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,466	4,331
Amortization of intangible assets	3,689	3,662
Reduction in the carrying value of right-of-use assets	5,964	5,483
Non-cash interest expense	321	326
Deferred interest expense	367	428
Provision recorded for credit losses	1,320	855
Loss on disposal of property and equipment	104	4,412
Adjustment for excess and obsolete inventories	4,351	7,621
Stock-based compensation	6,630	4,697
Changes in operating assets and liabilities:
Accounts receivable	(1,761)	(11,510)
Inventory	(7,473)	(7,282)
Prepaid expenses and other current assets	(4,491)	1
Operating leases	(6,282)	(5,250)
Accounts payable	(3,661)	5,261
Accrued expenses and other current liabilities	8,179	(4,061)
Other liabilities	68	39
Net cash provided by operating activities	20,304	17,059
Cash flows from investing activities:
Purchases of property and equipment	(21,040)	(23,242)
Net cash used in investing activities	(21,040)	(23,242)
Cash flows from financing activities:
Payments of term loan under the 2021 Credit Agreement	(3,281)	(938)
Payments of withholding taxes in connection with RSUs vesting	(333)	(648)
Proceeds from the exercise of stock options	-	2,070
Principal repayments of finance lease obligations	(114)	(200)
Payment of deferred acquisition consideration	-	(608)
Net cash used in financing activities	(3,728)	(324)
Change in cash, cash equivalents and restricted cash	(4,465)	(6,507)
Cash, cash equivalents, and restricted cash, beginning of period	103,290	114,528
Cash, cash equivalents, and restricted cash, end of period	$98,825	$108,021
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,896	$1,787
Cash paid for income taxes	$3,021	$974
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$4,146	$5,547
Right-of-use assets obtained through lease obligations	$5,138	$1,708
Shares issued for deferred acquisition consideration	$-	$828

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

Liquidity and Capital Resources

Since its inception, the Company funded its operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of its affiliates, third-party debt and proceeds from the sale of its capital stock. As of September 30, 2023, the Company had an accumulated deficit of $40,402 and working capital of $144,091 which included $98,226 in cash and cash equivalents. It also has $125.0 million available for future revolving borrowings under its Revolving Facility (see Note “13. Long-Term Debt Obligations”). For the nine months ended September 30, 2023, it reported net revenue of $333,489, a net income of $5,513 and $20,304 of cash inflows from operating activities. The Company expects that its cash on hand and other components of working capital as of September 30, 2023, availability under the 2021 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund its operating expenses, capital expenditure requirements, and debt service payments for at least 12 months beyond the filing date of this quarterly report.

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

The unaudited condensed consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc. and its wholly-owned subsidiaries, Organogenesis Inc., Organogenesis GmbH (a Switzerland corporation) and Prime Merger Sub, LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future years or periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company invests its cash equivalents in highly rated money market funds. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). However, the Company sweeps cash daily overnight and diversifies among financial institutions to reduce such exposure.

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

4. Revenue

The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s products to customers based on specific payment and shipping terms in the arrangement. Product revenue is recognized when a customer obtains control of the Company’s products which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts and Group Purchasing Organization (“GPO”) rebates, which represent a direct reduction to the revenue recognized. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances. For the three months ended September 30, 2023 and 2022, the Company recorded GPO fees of $1,393 and $1,183, respectively, as a direct reduction of revenue. For the nine months ended September 30, 2023 and 2022, the Company recorded GPO fees of $4,282 and $5,136, respectively, as a direct reduction of revenue.

The following tables set forth revenue by product category:

	Three Months Ended September 30,
	2023	2022
Advanced Wound Care	$101,357	$109,514
Surgical & Sports Medicine	7,174	7,345
Total net revenue	$108,531	$116,859

	Nine Months Ended September 30,
	2023	2022
Advanced Wound Care	$312,349	$313,395
Surgical & Sports Medicine	21,140	21,982
Total net revenue	$333,489	$335,377

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

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022.

6. Accounts Receivable, Net

Accounts receivable consisted of the following:

	September 30,	December 31,
	2023	2022
Accounts receivable	$96,829	$95,812
Less — allowance for credit losses	(7,553)	(6,362)
	$89,276	$89,450

The Company’s allowance for credit losses was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$6,651	$5,022	$6,362	$5,153
Cumulative effect of adopting ASU 2016-13	-	-	615	-
Additions (adjustments)	1,130	733	1,320	855
Write-offs	(228)	(177)	(744)	(430)
Balance at end of period	$7,553	$5,578	$7,553	$5,578

7. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$13,908	$12,282
Work in process	1,341	1,022
Finished goods	12,656	11,479
	$27,905	$24,783

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three months ended September 30, 2023 and 2022, the Company charged $887 and $2,393, respectively, for inventory excess and obsolescence to cost of goods sold within the condensed consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company charged $4,351 and $7,621, respectively, for inventory excess and obsolescence to cost of goods sold within the condensed consolidated statements of operations.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Subscriptions	$6,778	$4,211
Conferences and marketing expenses	764	106
Deposits	934	635
Insurance	1,054	54
Other	37	80
	$9,567	$5,086

Deposits are funds held by vendors which are expected to be released within twelve months and therefore they are recorded as current assets.

9. Property and Equipment, Net

Property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Leasehold improvements	$59,053	$37,607
Buildings	4,943	4,943
Furniture, computers and equipment	64,333	57,147
	128,329	99,697
Accumulated depreciation	(70,243)	(62,798)
Construction in progress	59,417	65,564
	$117,503	$102,463

Depreciation expense was $2,544 and $1,456 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $7,466 and $4,331 for the nine months ended September 30, 2023 and 2022, respectively. Construction in progress primarily represents the ongoing ERP system implementation and the unfinished construction work on a purchased building located on the Company’s Canton, Massachusetts campus and improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts.

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

10. Goodwill and Intangible Assets

Goodwill was $28,772 as of September 30, 2023 and December 31, 2022.

Intangible assets consisted of the following as of September 30, 2023:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(23,790)	$8,830
Trade names and trademarks	2,080	(1,541)	539
Customer relationships	10,690	(3,252)	7,438
Independent sales agency network	4,500	(4,500)	-
Patent	7,623	(7,623)	-
Non-compete agreements	1,010	(716)	294
Total	$58,523	$(41,422)	$17,101

Intangible assets consisted of the following as of December 31, 2022:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(21,164)	$11,456
Trade names and trademarks	2,080	(1,393)	687
Customer relationship	10,690	(2,450)	8,240
Independent sales agency network	4,500	(4,500)	-
Patent	7,623	(7,623)	-
Non-compete agreements	1,010	(604)	406
Total	$58,523	$(37,734)	$20,789

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, was $1,230 and $1,220 for the three months ended September 30, 2023 and 2022, respectively, and $3,689 and $3,662 for the nine months ended September 30,

2023 and 2022, respectively. The weighted average remaining useful lives for developed technology, trade names and trademarks, customer relationship, and non-compete agreements are 4.5 years, 4.6 years, 7.0 years, and 2.0 years, respectively, as of September 30, 2023.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Personnel costs	$22,433	$17,113
Royalties	2,862	3,320
Accrued but unpaid lease obligations and interest	2,204	2,463
Accrued taxes	6,185	2,625
Accrued litigation	564	150
Other	745	776
	$34,993	$26,447

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

On February 3, 2023, the Company committed to a plan to restructure its workforce to increase productivity and enhance profitability. The reduction in force reduced the Company’s headcount by 71 employees, or approximately 7% of all employees. The Company incurred a total charge of $1,609 in the nine months ended on September 30, 2023 in connection with the restructuring, primarily consisting of severance payments. It was substantially completed as of March 31, 2023.

As a result of the restructuring activities, the Company recorded a pre-tax adjustment of $95 and a pre-tax charge of $611 during the three months ended September 30, 2023 and 2022, respectively, and $1,878 and $1,518 during the nine months ended September 30, 2023 and 2022, respectively. These charges were included in selling, general and administrative expenses in the condensed consolidated statements of operations. The liability related to the restructuring activities was $14 and $1,110 as of September 30, 2023 and December 31, 2022, respectively, and was included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table provides a roll-forward of the restructuring liabilities.

	Employee	Other	Total
Liability balance as of December 31, 2022	$1,010	$182	$1,192
Expenses	1,609	269	1,878
Payments	(2,605)	(451)	(3,056)
Liability balance as of September 30, 2023	$14	$-	$14

	Employee	Other	Total
Liability balance as of December 31, 2021	$2,517	$651	$3,168
Expenses	1,124	394	1,518
Payments	(2,535)	(1,041)	(3,576)
Liability balance as of September 30, 2022	$1,106	$4	$1,110

13. Debt Obligations

Debt obligations consisted of the following:

	September 30,	December 31,
	2023	2022
Line of credit	$-	$-
Term loan	67,969	71,250
Less debt discount and debt issuance cost	(369)	(481)
Term loan, net of debt discount and debt issuance cost	$67,600	$70,769

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

Advances made under the 2021 Credit Agreement may be either SOFR Loans or ABR Loans, at the Company’s option. For SOFR Loans, the interest rate is a per annum interest rate equal to the Adjusted Term SOFR plus an Applicable Margin between 2.00% to 3.25% based on the Total Net Leverage Ratio. For ABR Loans, the interest rate is equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the Adjusted Term SOFR rate plus 1.0%, plus (2) an Applicable Margin between 1.00% to 2.25% based on the Total Net Leverage Ratio. On September 30, 2023, the applicable interest rate for outstanding borrowings is 7.43%.

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

As of September 30, 2023 and December 31, 2022, the Company had outstanding borrowings of $67,969 and $71,250 under the Term Loan Facility, respectively, and $0 under the Revolving Facility with $125,000 available for future revolving borrowings.

Future payments of the 2021 Credit Agreement, as of September 30, 2023, are as follows for the calendar years ending December 31:

2023	1,406
2024	5,625
2025	6,563
2026	54,375
Total	$67,969

14. Stockholders’ Equity

Common Stock

As of September 30, 2023, the issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019.

As of September 30, 2023 and December 31, 2022, the Company reserved the following shares of Class A common stock for future issuance:

	September 30,	December 31,
	2023	2022
Shares reserved for issuance for outstanding options	9,370,314	5,931,742
Shares reserved for issuance for outstanding restricted stock units	3,969,953	1,381,500
Shares reserved for issuance for future grants	4,924,835	11,394,962
Total shares of authorized common stock reserved for future issuance	18,265,102	18,708,204

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

Stock-based compensation expense was $2,417 and $1,702 for the three months ended September 30, 2023 and 2022, respectively, and was $6,630 and $4,697 for the nine months ended September 30, 2023 and 2022, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Restricted Stock Units (RSUs)

The Company granted 3,192,372 and 979,257 time-based restricted stock units to its employees, executives and the Board of Directors in the nine months ended September 30, 2023 and 2022, respectively. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

	Number	Weighted Average
	of RSUs	Grant Date
		Fair Value
Unvested at December 31, 2022	1,381,500	$7.62
Granted	3,192,372	2.47
Vested	(518,871)	7.26
Canceled/Forfeited	(85,048)	5.95
Unvested at September 30, 2023	3,969,953	$3.56

As of September 30, 2023, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $8,521 and the weighted average remaining recognition period for unvested awards was 2.66 years.

Stock Options

The stock options granted during the nine months ended September 30, 2023 and 2022 were 3,554,528 and 1,418,224, respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods were as follows, presented on a weighted-average basis:

	September 30,	September 30,
	2023	2022
Risk-free interest rate	3.99%	1.92%
Expected term (in years)	6.24	6.25
Expected volatility	51.00%	50.66%
Expected dividend yield	0.0%	0.0%
Exercise price	$2.51	$8.03
Underlying stock price	$2.47	$7.87

These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2023 and 2022 of $1.32 and $3.94, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2022:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding as of December 31, 2022	5,931,042	$5.91	6.14	$2,245
Granted	3,554,528	2.51	-	-
Exercised	-	-	-	-
Canceled / forfeited	(82,981)	8.25	-	10
Expired	(32,275)	4.49	-	-
Outstanding as of September 30, 2023	9,370,314	4.61	6.92	5,308
Options exercisable as of September 30, 2023	4,005,419	4.58	4.34	2,936
Options vested or expected to vest as of September 30, 2023	8,362,789	$4.67	6.66	$4,801

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The total fair value of options vested during the nine months ended September 30, 2023 and 2022 was $3,117 and $2,082, respectively.

As of September 30, 2023, the total unrecognized stock compensation expense related to unvested stock options expected to vest was $7,120 and was expected to be recognized over a weighted-average period of 2.54 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net Income	$3,167	$215	$5,513	$8,046
Denominator:
Weighted average common shares outstanding —basic	131,312,483	130,903,160	131,230,882	129,784,890
Dilutive effect of restricted stock units	1,179,376	113,163	700,693	174,946
Dilutive effect of options	925,862	1,216,631	858,721	2,595,429
Weighted-average common shares outstanding—diluted	133,417,721	132,232,954	132,790,296	132,555,265
Earnings per share—basic	$0.02	$0.00	$0.04	$0.06
Earnings per share—diluted	$0.02	$0.00	$0.04	$0.06

The Company’s potentially dilutive securities include restricted stock units and stock options to purchase shares of Class A common stock. For the three and nine months ended September 30, 2023, outstanding stock-based awards of 8,615,405 and 8,615,405, respectively, were excluded from the diluted EPS calculation as they were anti-dilutive. For the three and nine months ended September 30, 2022, outstanding stock-based awards of 4,382,912 and 3,482,463, respectively, were excluded from the diluted EPS calculation as they were anti-dilutive.

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

The accrued but unpaid lease obligations as well as the related interest accruals are shown below.

	September 30,	December 31,
	2023	2022
Principal portion of rent in arrears	5,273	5,779
Total accrued but unpaid lease obligations	5,273	5,779

Accrued interest on accrued but unpaid lease obligations	2,204	1,956

Before being paid off in January 2023, the principal portion of rent in arrears related to the 275 Dan Road Building as well as the interest accrual were included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of December 31, 2022. For the other three buildings, the principal portion of rent in arrears was included in the short-term portion of operating lease obligations on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The accrued interest on the accrued but unpaid lease obligations was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

The components of lease cost were as follows:

	Classification	Nine Months Ended September 30,
		2023	2022
Finance lease
Amortization of right-of-use assets	COGS and SG&A	$192	$213
Interest on lease liabilities	Interest Expense	41	7
Total Finance lease cost		233	220
Operating lease cost	COGS, R&D, SG&A	7,387	7,197
Short-term lease cost	COGS, R&D, SG&A	2,307	2,180
Variable lease cost	COGS, R&D, SG&A	4,867	3,564
Total lease cost		$14,794	$13,161

Supplemental balance sheet information related to finance leases was as follows:

	September 30, 2023	December 31, 2022
Property and equipment, gross	$4,625	$1,174
Accumulated depreciation	(1,366)	(1,174)
Property and equipment, net	$3,259	$-

Finance lease obligations	$(3,340)	$-

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	7,718	6,964
Operating cash flows for finance leases	41	7
Financing cash flows for finance leases	114	200

Right-of-use assets obtained in exchange for lease obligations
Operating leases	5,138	1,708
Finance leases	3,451	-

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term
Finance leases	2.84	-
Operating leases	6.68	7.54

	September 30, 2023	December 31, 2022
Weighted-average discount rate
Finance leases	7.95%	-
Operating leases	4.73%	4.61%

As of September 30, 2023, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
2023 (remaining 3 months)	$7,864	$434
2024	9,357	1,278
2025	8,938	1,278
2026	7,542	737
2027	8,002	-
Thereafter	18,678	-
Total lease payments	60,381	3,727
Less: interest	(8,507)	(387)
Total lease liabilities	$51,874	$3,340

18. Commitments and Contingencies

Royalties

The Company entered into a license agreement with a university for certain patent rights related to the development, use, and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of September 30, 2023 and December 31, 2022, respectively, and were classified as part of accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. There was no royalty expense incurred during the nine months ended September 30, 2023 or 2022 related to this agreement.

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense under this license agreement of $1,262 and $1,875 during the three months ended September 30, 2023 and 2022, respectively, and $4,294 and $5,580 during the nine months ended September 30, 2023 and 2022, respectively, within selling, general and administrative expenses on the condensed consolidated statements of operations.

Legal Matters

In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable. The Company accrued $564 and $150 as of September 30, 2023 and December 31, 2022, respectively, for certain pending or settled lawsuits.

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

The income tax rate for the nine months ended September 30, 2023 varied from the U.S. statutory rate of 21% primarily due to the tax adjustments related to executive compensation, other permanent tax adjustments, and discrete items. The income tax expense for the nine months ended September 30, 2023 was $6,675, which included a discrete tax expense of $68 related primarily to the interest on certain uncertain tax positions. Income tax expense for the nine months ended September 30, 2022 was $3,482, which included a discrete tax expense of $39 related to the interest on certain uncertain tax positions.

The Company examines all positive and negative evidence to estimate whether sufficient future taxable income in the U.S. will be generated to permit the use of existing deferred tax assets. In the fourth quarter of 2021, the Company released the valuation allowance recorded against its U.S. deferred tax assets. Upon reviewing the positive evidence of net operating loss utilization, cumulative profits, and forecasted taxable income, the Company believed that it was more likely than not that these U.S. deferred tax assets would be utilized. There are no material deferred tax assets in the other jurisdictions. On a quarterly basis, the Company reassesses the need for a valuation allowance on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. After assessing both the positive and negative evidence, including net operating loss utilization, cumulative profits, and forecasted taxable income, the Company determined that it is more likely than not the U.S. deferred assets will be realized in full. As such, the Company did not record a valuation allowance against its U.S. deferred tax assets as of September 30, 2023 and December 31, 2022.

21. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC.

On October 27, 2023, the Company committed to a plan to restructure its workforce to increase productivity and enhance profitability. The reduction in force reduced the Company’s headcount by 49 employees, or approximately 5% of all employees. The Company expects to incur a total charge of approximately $1.7 million in the fourth quarter of 2023, primarily consisting of severance payments.

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

For the nine months ended September 30, 2023, we generated net revenue of $333.5 million and net income of $5.5 million compared to net revenue of $335.4 million and net income of $8.0 million for the nine months ended September 30, 2022. We have incurred significant losses since inception and, while we reported net income for the most recent three years, we may incur operating losses in the future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of September 30, 2023, we had an accumulated deficit of $40.4 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our Class A common stock. We operate as one segment of regenerative medicine.

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

Local Coverage Determinations

In August 2023, three Medicare Administrative Contractors (MACs) issued local coverage determinations (LCDs) eliminating coverage for diabetic foot ulcers (DFU) and venous leg ulcers (VLU) for over 130 products, including five of our commercially marketed products. The LCDs were scheduled to take effect on September 17, 2023, and subsequently delayed to October 1, 2023. Given the potential adverse impact these LCDs could have on patients and on our business, we worked with our advisors to convince the MACs to withdraw the LCDs and incurred legal expenses and compensation expenses related to retention for impacted sales employees of $1.2 million and $0.4 million, respectively, in the three months ended September 30, 2023. On September 28, 2023, the three MACs withdrew the LCDs.

Components of Our Condensed Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of September 30, 2023, we had approximately 305 direct sales representatives and approximately 160 independent agencies.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. In consideration of the factors discussed above, in the fourth quarter of 2021, we determined it was more likely than not that our deferred tax assets would be realized in the future and released the valuation allowance on our net U.S. deferred tax assets as of December 31, 2021, resulting in a benefit of $48.3 million in income taxes. We maintained the same position that our net U.S. deferred tax assets did not require a valuation allowance as of September 30, 2023 and December 31, 2022.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited) (in thousands)
Net revenue	$108,531	$116,859	$333,489	$335,377
Cost of goods sold	25,789	26,177	78,712	77,909
Gross profit	82,742	90,682	254,777	257,468
Operating expenses:
Selling, general and administrative	64,222	79,328	208,373	215,515
Research and development	10,470	9,575	32,610	28,367
Total operating expenses	74,692	88,903	240,983	243,882
Income from operations	8,050	1,779	13,794	13,586
Other expense, net:	-	-	-	-
Interest expense	(444)	(572)	(1,688)	(2,039)
Other expense, net	31	5	82	(19)
Total other expense, net	(413)	(567)	(1,606)	(2,058)
Net income before income taxes	7,637	1,212	12,188	11,528
Income tax expense	(4,470)	(997)	(6,675)	(3,482)
Net income	$3,167	$215	$5,513	$8,046

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

The following is a reconciliation of GAAP net income to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited) (in thousands)
Net Income	$3,167	$215	$5,513	$8,046
Interest expense, net	444	572	1,688	2,039
Income tax expense	4,470	997	6,675	3,482
Depreciation	2,544	1,456	7,466	4,331
Amortization	1,229	1,220	3,689	3,662
EBITDA	11,854	4,460	25,031	21,560
Stock-based compensation expense	2,417	1,702	6,630	4,697
Restructuring charge (1)	95	611	1,878	1,518
Legal fees (2)	1,182	-	1,182	-
Sales retention (3)	422	-	422	-
Write-off of certain assets (4)	-	4,200	-	4,200
Facility construction project pause (5)	-	632	-	632
Settlement fee (6)	-	-	-	2,600
Adjusted EBITDA	$15,970	$11,605	$35,143	$35,207

(1)
Amounts reflect employee severance, retention and benefits as well as other exit costs associated with the Company’s restructuring activities. See Note “12. Restructuring” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)
Amount represents the legal fees incurred related to the LCDs. See "Local Coverage Determinations" above.
(3)
Amount represents the compensation expenses related to retention for those sales employees impacted by the LCDs. See "Local Coverage Determinations" above.
(4)
Amount reflects the disposal of certain equipment related to the Company's Canton, Massachusetts facilities. See Note “9. Property and Equipment, Net” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(5)
Amount reflects the cancellation fees incurred in connection with the Company's decision to pause one of its manufacturing facility construction projects. See Note “9. Property and Equipment, Net” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(6)
Amount reflects the fee the Company agreed to pay to a GPO to settle previously disputed GPO fees. See Note “4. Product and Geographic Sales” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$101,357	$109,514	$(8,157)	(7%)
Surgical & Sports Medicine	7,174	7,345	(171)	(2%)
Net revenue	$108,531	$116,859	$(8,328)	(7%)

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$312,349	$313,395	$(1,046)	0%
Surgical & Sports Medicine	21,140	21,982	(842)	(4%)
Net revenue	$333,489	$335,377	$(1,888)	(1%)

Net revenue from our Advanced Wound Care products decreased by $8.2 million, or 7%, to $101.4 million in the three months ended September 30, 2023, from $109.5 million in the three months ended September 30, 2022. The decrease in Advanced Wound Care net revenue was primarily attributable to a decrease in sales of certain of our products due to changes in customer buying patterns as well as the anticipated impact of the recently withdrawn LCDs on sales of certain of our products, partially offset by an increase in sales of certain of our products to our existing and new customers.

Net revenue from our Advanced Wound Care products decreased by $1.0 million, or less than 1%, to $312.3 million in the nine months ended September 30, 2023, from which is relatively consistent with $313.4 million in the nine months ended September 30, 2022. The decrease in Advanced Wound Care net revenue was primarily attributable to a decrease in sales of certain of our products to our existing and new customers partially offset by an increase in sales of certain of our products due to changes in customer buying patterns.

Net revenue from our Surgical & Sports Medicine products decreased by $0.2 million, or 2% to $7.2 million in the three months ended September 30, 2023 from $7.3 million in the three months ended September 30, 2022. Net revenue from our Surgical & Sports Medicine products decreased by $0.8 million, or 4%, to $21.1 million in the nine months ended September 30, 2023 from $22.0 million in the nine months ended September 30, 2022. The decrease in Surgical & Sports Medicine net revenue was primarily due to a shift in distributor focus.

Cost of goods sold and gross profit

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Cost of goods sold	$25,789	$26,177	$(388)	(1%)
Gross profit	$82,742	$90,682	$(7,940)	(9%)

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Cost of goods sold	$78,712	$77,909	$803	1%
Gross profit	$254,777	$257,468	$(2,691)	(1%)

Cost of goods sold in the three months ended September 30, 2023 was $25.8 million, which is relatively consistent with the cost of goods sold of $26.2 million in the three months ended September 30, 2022. Cost of goods sold increased by $0.8 million, or 1%, to $78.7 million in the nine months ended September 30, 2023 from $77.9 million in the nine months ended September 30, 2022. The increase in cost of goods sold in the nine month period ended September 30, 2023, was primarily due to an increase in sales volume as well as a shift in product mix.

Gross profit decreased by $7.9 million, or 9%, to $82.7 million in the three months ended September 30, 2023 from $90.7 million in the three months ended September 30, 2022. The decrease in gross profit resulted primarily from a decrease in the pricing for certain of our products, as well as a shift in product mix.

Gross profit decreased by $2.7 million, or 1%, to $254.8 million in the nine months ended September 30, 2023 from $257.5 million in the nine months ended September 30, 2022. The decrease in gross profit resulted primarily from a decrease in the pricing for certain of our products, as well as a shift in product mix.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Research and development	$10,470	$9,575	$895	9%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Research and development	$32,610	$28,367	$4,243	15%

Research and development expenses increased by $0.9 million, or 9%, to $10.5 million in the three months ended September 30, 2023 from $9.6 million in the three months ended September 30, 2022. Research and development expenses increased by $4.2 million, or 15%, to $32.6 million in the nine months ended September 30, 2023 from $28.4 million in the nine months ended September 30, 2022.The increase in research and development expenses was primarily due to an increase in product costs associated with our pipeline products not yet commercialized, an increase in the clinical study and related costs necessary to seek regulatory approvals for certain of our products, and increased headcount associated with our existing Advanced Wound Care and Surgical & Sports Medicine products.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$64,222	$79,328	$(15,106)	(19%)

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$208,373	$215,515	$(7,142)	(3%)

Selling, general and administrative expenses decreased by $15.1 million, or 19%, to $64.2 million in the three months ended September 30, 2023 from $79.3 million in the three months ended September 30, 2022. The decrease in selling, general and administrative expenses was primarily due to a $7.8 million decrease related to decreased travel, marketing programs, and sales meetings, a onetime $4.2 million charge in 2022 related to disposal of certain equipment related to the construction in progress in one of the Company's Canton, Massachusetts facilities, a $2.0 million decrease in consulting and other costs associated with the ongoing operations of our business and the ERP system implementation, a $1.8 million decrease in compensation and restructuring costs, largely related to decreased commissions paid to our sales force. These decreases were partially offset by increases in legal costs and compensation costs of $1.6 million related to the LCD.

Selling, general and administrative expenses decreased by $7.1 million, or 3%, to $208.4 million in the nine months ended September 30, 2023 from $215.5 million in the nine months ended September 30, 2022. The decrease in selling, general and administrative expenses was primarily due to a onetime $4.3 million charge in 2022 related to disposal of certain equipment related to the construction in progress in one of the Company's Canton, Massachusetts facilities, a $3.2 million decrease in compensation cost, largely related to decreased commissions paid to our sales force, and $2.0 million decrease related to decreased travel and marketing programs. The decreases were partially offset by a $1.7 million increase in legal, consulting and other costs associated with the ongoing operations of our business and the ERP system implementation and the costs incurred related to the LCD and a $1.1 million increase in bank fees and restructuring costs.

Other Expense, net

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Interest expense, net	$(444)	$(572)	$128	(22%)
Other income (expense), net	31	5	26	**
Total other expense, net	$(413)	$(567)	$154	(27%)

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Interest expense, net	$(1,688)	$(2,039)	$351	(17%)
Other expense, net	82	(19)	101	**
Total other expense, net	$(1,606)	$(2,058)	$452	(22%)

** not meaningful

Other expense, net, decreased by $0.2 million, or 27%, to $0.4 million in the three months ended September 30, 2023 from $0.6 million in the three months ended September 30, 2022. Other expense, net, decreased by $0.5 million, or 22% to $1.6 million in the nine months ended September 30, 2023 from $2.1 million in the nine months ended September 30, 2022. The decrease in other expense, net was primarily due to the decrease in interest expense resulting from the lower debt balance under the 2021 Credit Agreement.

Income Tax Expense

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Income tax expense	$(4,470)	$(997)	$(3,473)	348%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Income tax expense	$(6,675)	$(3,482)	$(3,193)	92%

Income tax expense increased by $3.5 million, or 348%, to $4.5 million in the three months ended September 30, 2023 from $1.0 million in the three months ended September 30, 2022. Income tax expense increased by $3.2 million, or 92%, to $6.7 million in the nine months ended September 30, 2023 from $3.5 million in the nine months ended September 30, 2022. The change in the income tax expense is attributable to an increase in the forecasted rate of 54.21% for the twelve months ended December 31, 2023 as compared to the forecasted rate of 29.85% for the twelve months ended December 31, 2022. The rate increase for the twelve months ended December 31, 2023 is due to a larger forecasted tax adjustment for executive compensation pursuant to Internal Revenue Code §162(m) and the expiration of the temporary 100% deduction for meal and entertainment expenses that was applicable to expenses paid or incurred after December 31, 2020 and before January 1, 2023.

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of September 30, 2023, we had an accumulated deficit of $40.4 million and working capital of $144.1 million which included $98.2 million in cash and cash equivalents. We also have $125.0 million available for future revolving borrowings under our Revolving Facility (see Note “13. Long-Term Debt Obligations” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). For the nine months ended September 30, 2023, we reported net revenue of $333.5 million, a net income of $5.5 million and $20.3 million of cash inflows from operating activities. We expect that our cash on hand and other components of working capital as of September 30, 2023, availability under the 2021 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$20,304	$17,059
Net cash used in investing activities	(21,040)	(23,242)
Net cash used in financing activities	(3,728)	(324)
Net change in cash, cash equivalents, and restricted cash	$(4,464)	$(6,507)

Operating Activities

During the nine months ended September 30, 2023, net cash provided by operating activities was $20.3 million, resulting from our net income of $5.5 million and non-cash charges of $30.2 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $15.4 million. Net cash used in changes in our operating assets and liabilities included an increase in inventory of $7.5 million, an increase in prepaid expenses and other current assets of $4.5 million, an increase in accounts receivable of $1.8 million, a decrease in operating lease liabilities of $6.3 million, and a decrease in accounts payable of $3.7 million, partially offset by an increase in accrued expenses and other liabilities of $8.2 million.

During the nine months ended September 30, 2022, net cash provided by operating activities was $17.1 million, resulting from our net income of $8.0 million and non-cash charges of $31.8 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $22.8 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $11.5 million, an increase in inventory of $7.3 million, a decrease in operating lease liabilities of $5.3 million, and a decrease in accrued expenses and other current liabilities of $4.0 million, partially offset by an increase in accounts payable of $5.3 million.

Investing Activities

During the nine months ended September 30, 2023, we used $21.0 million of cash in investing activities consisting exclusively of capital expenditures.

During the nine months ended September 30, 2022, we used $23.2 million of cash in investing activities consisting exclusively of capital expenditures.

Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was $3.7 million. This consisted of the payment of term loan of $3.3 million, payment of the finance lease obligations and the stock awards activities of $0.3 million, and principal repayments of finance lease obligations of $0.1 million.

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

Advances made under the 2021 Credit Agreement may be either SOFR Loans or ABR Loans, at our option. For SOFR Loans, the interest rate is a per annum interest rate equal to the Adjusted Term SOFR plus an Applicable Margin between 2.00% to 3.25% based on the Total Net Leverage Ratio. For ABR Loans, the interest rate is equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the Adjusted Term SOFR rate plus 1.0%, plus (2) an Applicable Margin between 1.00% to 2.25% based on the Total Net Leverage Ratio. On September 30, 2023, the applicable interest rate for outstanding borrowings is 7.43%.

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

As of September 30, 2023, we were in compliance with the covenants under the 2021 Credit Agreement. We had outstanding borrowings of $68.0 million under our Term Loan Facility and no borrowings outstanding under our Revolving Facility with $125.0 million available for future revolving borrowings, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of September 30, 2023, our disclosure controls and procedures were ineffective because, as disclosed in the Company’s Annual Report for the fiscal year ended December 31, 2022, our management team identified the following material weakness in our internal control over financial reporting: we did not design and maintain effective controls (i) to properly identify and assess significant non-routine transactions and (ii) over information technology general controls and proper segregation of duties to support the proper initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, management concluded that, as of September 30, 2023, our internal control over financial reporting was not effective based on those criteria. Although management has made progress in remediating this material weakness, management concluded that the material weakness described above continued to exist as of September 30, 2023.

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
•
In 2022, we determined that our forward-facing customer sales systems were not catering to our customer needs. We started to implement a new sales force software system in 2023, and anticipate going live in 2024.
•
We have continued to train and cross train our employees on their internal control responsibilities and how to best support other control owners if personnel turnover issues within their departments occur. We have also supplemented our internal resources with third-party resources, where necessary.
•
An outside firm will continue to assist management with performing control operating effectiveness testing throughout the year.
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
•
We have continued working on documenting and remediating weaknesses and structuring the Company’s processes to meet SOX 404 requirements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above related to remediation efforts. However, as the implementation of the new ERP system continues and our remediation efforts continue, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2022, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended September 30, 2023. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2022, or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Three MACs recently withdrew LCDs for skin substitutes and/or CTPs for the treatment of DFUs and VLUs in the Medicare population that would have eliminated coverage for certain of our products as of October 1, 2023. Had these LCDs taken effect or if new LCDs are adopted in the future that eliminate or reduce coverage for our products are adopted and take effect, it could have a material adverse effect on utilization of our products, our business and our revenue.

On August 3, 2023, three MACs (Novitas, First Coast Services, and CGS) published final LCDs for skin substitutes and CTPs for the treatment of DFUs and VLUs in the Medicare population that would have eliminated coverage for our PuraPly, Novachor, TransCyte, Affinity and NuShield products as of October 1, 2023. These LCDs were withdrawn by the MACs on September 28, 2023 and our products remain covered. Had coverage for these products been eliminated, it would have presented a significant amount of uncertainty regarding (i) future revenue for the affected products in the applicable regions and (ii) the potential impact on demand for our products when used for treatment of non-DFU/VLU wounds. While in this case the LCDs were ultimately withdrawn before they took effect, there is no guarantee that the MACs will not adopt new LCDs in the future that could eliminate or reduce coverage for our products. If one or more of products loses coverage, it could materially and adversely impact utilization of our products, our business, and our revenue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Dated: November 9, 2023	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco

David Francisco
Chief Financial Officer

(Principal Financial and Accounting Officer)