Form 10-K
period 2023-12-31
Organogenesis Holdings Inc.
filed 2024-02-29
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $235.7 million, computed by reference to the closing sale price of the Class A common stock as reported by The Nasdaq Capital Market on June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

The number of shares of the registrant’s Class A common stock outstanding as of February 26, 2024 was 131,963,176.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be provided in Part III of this Annual Report on Form 10-K will be provided by a Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission on or before April 29, 2024.

Auditor Firm Id:	49	Auditor Name:	RSM US LLP	Auditor Location:	Boston, Massachusetts

ORGANOGENESIS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled "Business," "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. These statements may relate to, but are not limited to, expectations of our future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under "Risk Factors." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential," "might," "would," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

As used herein, except as otherwise indicated by context, references to "we," "us," "our," "the Company," "Organogenesis" and "ORGO" will refer to Organogenesis Holdings Inc. and its subsidiaries.

TRADEMARKS AND SERVICE MARKS

All trademarks, trade names, product names, graphics and logos of Organogenesis contained herein are trademarks or registered trademarks of Organogenesis Holdings Inc. or its subsidiaries, as applicable, in the United States and/or other countries. All other party trademarks, trade names, product names, graphics and logos contained herein are the property of their respective owners. The use or display of other parties’ trademarks, trade names, product names, graphics or logos is not intended to imply, and should not be construed to imply a relationship with, or endorsement or sponsorship of Organogenesis by such other party.

Solely for convenience, the trademarks, service marks and trade names referred to in this annual report are listed without the ®, (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

PART I

ITEM 1. BUSINESS

Overview

Organogenesis is a leading regenerative medicine company focused on the development, manufacture and commercialization of solutions for the Advanced Wound Care and Surgical & Sports Medicine markets. Our products have been shown through clinical and scientific studies to support and in some cases accelerate tissue healing and improve patient outcomes. We are advancing the standard of care in each phase of the healing process through multiple breakthroughs in tissue engineering and cell therapy. Our solutions address large and growing markets driven by aging demographics and increases in comorbidities such as diabetes, obesity, cardiovascular and peripheral vascular disease. We offer our differentiated products and in-house customer support to a wide range of health care customers including hospitals, wound care centers, government facilities, ambulatory surgery centers (ASCs) and physician offices. Our mission is to provide integrated healing solutions that substantially improve medical outcomes and the lives of patients while lowering the overall cost of care.

We offer a comprehensive portfolio of products in the markets we serve that address patient needs across the continuum of care. We have and intend to continue to generate data from clinical trials, real-world outcomes and health economics research that validate the clinical efficacy and value proposition offered by our products. Several of our existing and pipeline products in our portfolio have Premarket Application (PMA) approval, or 510(k) clearance from the United States Food and Drug Administration (FDA). Given the extensive time and cost required to conduct clinical trials and receive FDA approvals, we believe that our data and regulatory approvals provide us a strong competitive advantage. Our product development expertise and multiple technology platforms provide a robust product pipeline, which we believe will drive future growth.

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products, capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our advanced wound care products include Apligraf for the treatment of venous leg ulcers (VLUs) and diabetic foot ulcers (DFUs); Dermagraft for the treatment of DFUs (manufacturing and distribution currently suspended pending transition to a new manufacturing facility or engagement of a third-party manufacturer); PuraPly AM as an antimicrobial barrier and native, cross-linked extracellular matrix scaffold for a broad variety of wound types; and Affinity, Novachor, and NuShield placental allografts to address a variety of wound sizes and types as a protective barrier and extracellular matrix scaffold. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

In the Surgical & Sports Medicine market, we are leveraging our broad regenerative medicine capabilities to address chronic and acute surgical wounds and tendon and ligament injuries. Our Sports Medicine products include NuShield as a surgical barrier and PuraForce as a reinforcement matrix in targeted soft tissue repairs; and Affinity, Novachor, PuraPly MZ, PuraPly AM, and PuraPly SX for management of open wounds in the surgical setting. We currently sell these products through independent agencies and our direct sales force.

As of December 31, 2023, we had approximately 862 full-time employees worldwide. For the year ended December 31, 2023, we generated revenue of $433.1 million and we incurred operating expenses of $314.1 million.

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
•
Well-Positioned in Large, Attractive and Growing Global Markets—Advanced Wound Care and Surgical & Sports Medicine. We believe both markets will continue to see accelerated growth given favorable global demographics that include an aging population and a greater incidence of comorbidities such as diabetes, obesity, cardiovascular and peripheral vascular disease. We believe there is growing adoption of regenerative medicine products by the physician community due to their clinical superiority and cost effectiveness for all major stakeholders compared to traditional products.
•
Comprehensive Suite of Products to Address the Clinical and Economic Needs of Wound Care Patients and Providers. Our comprehensive portfolio of wound care products allows physicians to personalize solutions to meet the needs of individual wound care patients. We engage with the physician at the earliest incidence of the patient’s healing process with our PuraPly AM product, which has antimicrobial properties that are beneficial for most types of wounds. If the underlying healing issues persist, we offer an array of bioactive products and placental-based (amnion & chorion tissue) protective barriers and extracellular matrix (ECM) scaffolds customizable for various sizes and types of wounds. Our experienced wound care sales force is highly trained to assist clinicians in effectively deploying the full complement of our wound care products.
•
Large and Growing Body of Clinical Data and FDA Approved Products. We have a deep body of scientific, clinical and real-world outcomes data, including over 100 publications that review the technical and clinical attributes of our products. Several of our existing and pipeline products in our product portfolio have FDA regulatory approval, including PMA approval or 510(k) clearance. Given the extensive time and cost required to conduct clinical trials and receive FDA approval, we believe our data and regulatory approvals provide us with a strong competitive advantage.
•
Robust and Extensive Relationships Across the Continuum of Care. We have established robust and extensive customer relationships across the entire continuum of care and sites of care including hospitals, wound care centers, government facilities, ASCs, and physician offices to sell our broad portfolio of products. We serve more than 4,000 health care facilities, hospital systems, integrated delivery networks (IDNs) and Group Purchasing Organizations (GPOs). In addition, we have developed important relationships with various physician specialties (Plastics, General, Vascular, Orthopedic, Podiatry, Dermatology), nurses, and other key decision-makers as well as third-party payers. Given these relationships across the continuum of care, we believe we are well positioned to increase our penetration in the Advanced Wound Care market and leverage those relationships in the Surgical & Sports Medicine market.
•
Differentiated In-house Customer Support Capabilities Including Third-Party Reimbursement Support. We strengthen our customer relationships with extensive in-house customer support capabilities. Through our dedicated team of experienced professionals, our Circle of Care program provides in-house third-party reimbursement, and medical and technical support.
•
Established and Scalable Regulatory, Manufacturing and Commercial Infrastructure. We have developed significant in-house expertise on the regulatory approval process that is based on our successful management of multiple products through various FDA approval pathways including PMA approval, Biologics License Application (BLA) approval and Premarket Notification 510(k) clearance. We have also developed rigorous and proven FDA-compliant manufacturing, distribution, and logistics capabilities. We pair our operational capabilities with a strong commercial team of sales and marketing professionals. Our established regulatory, operational and commercial infrastructure provides a firm foundation for growth as we continue to scale our business.
•
Extensive Executive Management Experience in Regenerative Medicine. Our executive management team has extensive experience in the regenerative medicine industry, boasting over 100 years of collective experience in the space. This experience allows us to operate from a deep understanding of the underlying trends in regenerative medicine and the intertwined scientific, clinical, regulatory, commercial and manufacturing issues that drive success in the industry.

Our Business Strategy

We believe the following strategies will play a critical role in our future growth:

•
Drive Penetration in the Fast-Growing Advanced Wound Care Market. We intend to leverage our comprehensive product portfolio and relationships with key constituents to deepen our presence in the Advanced Wound Care market. We believe the breadth and flexibility of the portfolio we now offer allow us to address a wide variety of wound types (chronic and acute), sizes, and reimbursement levels, offering significant new opportunities for growth. Furthermore, we believe our expanded product portfolio is enhancing the ability of our sales representatives to reach and penetrate customer accounts, contributing to strong growth over time. Additionally, we believe there is significant room for expansion of the Advanced Wound Care market as a whole and our wound biologics product category in particular as more physicians and payers are educated about the benefits of regenerative medicine technologies versus traditional therapies. We continue to invest to support physician and payer education as well as preclinical and clinical trials, real-world evidence, and other research to confirm the benefits of our products. We will continue to seek expanded payer coverage for all of our products, particularly PuraPly AM/XT, Novachor, NuShield and Affinity, for which we do not yet have the broad commercial payer coverage enjoyed by Apligraf and Dermagraft.

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

Industry Overview

We focus our efforts on medical conditions that involve difficult-to-heal wounds and musculoskeletal injuries. Healing difficulties arise from a variety of causes and in various types of tissue and anatomic areas. Impaired healing is commonly associated with an inability to move beyond the inflammatory stages of healing, resulting in a chronic wound or injury, an ongoing inflammatory cycle, and an inability to achieve normal tissue healing. Biofilm and other infectious conditions also play a key role in disrupting wound healing processes. Regenerative medicine is a collection of technologies aimed at generating tissue as close as possible to native or natural tissue, to replace damaged tissue, and to fill or replace defects. Demand for these technologies is increasing as physician understanding of the underlying wound healing processes grows and as demographic and population health trends result in the increased prevalence of systemic comorbidities that contribute to healing problems throughout the body.

Our products use regenerative medicine technologies to provide solutions in the Advanced Wound Care (Chronic Wound) and Surgical (Acute Wound) & Sports Medicine markets. Based on industry reports and management estimates, we believe that our addressable Advanced Wound Care and Surgical & Sports Medicine markets totaled approximately $25 billion in 2021, which included an estimated $10 billion addressable market for Advanced Wound Care and an estimated $15 billion for Surgical & Sports Medicine. Within the Advanced Wound Care market in 2021, 49% of treatments used advanced wound dressings, 18% used biologics, 21% used external wound healing devices, and 13% consisted of more traditional wound care dressings. The skin substitute market, within biologics, is expected to grow from $1.1 billion in 2021 to $2 billion in 2026. Within the Surgical & Sports Medicine market, the surgical/acute wound sub-market accounts for $9.1 billion, the chronic inflammatory and degenerative condition sub-market accounts for approximately $3.8 billion, and the tendon and ligament injuries sub-market accounts for approximately $2.1 billion in 2021.

Key drivers of growth in these two markets include:

•
favorable global demographics and aging population;
•
greater incidence of comorbidities that contribute to impaired healing, such as diabetes, obesity, cardiovascular and peripheral vascular disease; and
•
increasing acceptance of advanced technologies to treat complex wounds and musculoskeletal injuries.

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

Chronic Wounds

Chronic wounds are wounds that have not appropriately closed after four weeks of traditional treatment such as dressings. Chronic wounds include:

•
VLUs: wounds that occur in the lower extremities when blood does not circulate properly to the heart, caused by abnormal or damaged veins.
•
DFUs: open sores or wounds that occur in patients with diabetes and are commonly located on the bottom of the foot.
•
Pressure Ulcers: localized injuries to the skin and/or underlying tissues as a result of pressure or pressure in combination with shear.
•
Surgical Wounds: acute wounds caused by surgical incisions that become chronic wounds if they do not heal properly.

While the underlying etiology of these chronic wounds is different, at a cellular level many of the problems that result in failed healing are the same. These include uncontrolled inflammatory processes, shortages of cell types, and reduced growth factors secreted or sensitivity to those factors by cells that are critical to healing, and that result in disrupted cell signaling pathways.

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

According to Grand View Research, the Global Advanced Wound Care market was estimated to be approximately $10 billion in 2021 and is expected to grow at a compound annual growth rate, or CAGR, of 4% through 2028. This market consists of several product categories including advanced wound dressings, external wound healing devices such as negative pressure wound therapy (NPWT), biologics such as skin substitute and growth factors and other traditional wound dressings. The approximate breakdown for these product categories in 2021 is set forth below.

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

We expect this market to continue to grow at a rapid rate as physicians are educated about the use of these products and understand the benefits as compared to other currently marketed products, payers incentivize doctors to use more cost-effective treatments, patients demand more effective treatment solutions and advanced wound care becomes more common outside of the United States. We also believe that adoption of these products will increase as clinical evidence supporting the benefits of skin substitutes over traditional therapies continues to grow. Skin substitutes have demonstrated improved chronic and acute wound healing rates at a lower overall cost than the current standard of care. In a matched cohort study we commissioned, Medicare treatment costs for DFUs treated with Apligraf were $5,253 (p=0.49) lower per patient than the standard of care and for DFUs treated with Dermagraft, these costs were $6,991 (p=0.84) lower per patient than the standard of care. See Rice et al. "Economic outcomes among Medicare patients receiving bioengineered cellular technologies for treatment of diabetic foot ulcers." J Med Econ. 2015;18(8):586-95.

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

Finally, the skin substitute market remains substantially underpenetrated. According to BioMed GPS, by 2027 there will be approximately 8.0 million wounds in the United States, requiring medical care and that are classified as difficult-to-heal wounds where traditional therapies are unlikely to succeed. Market growth will be propelled by the aging population and rise of diabetes, obesity, and cardiovascular disease, all of which are associated with poor vascularity, increasing the susceptibility of chronic, hard-to-heal wounds. Despite the vast need and proven benefits of advanced wound care products in general including skin substitutes, market penetration remains low in relation to the size of the total addressable market.

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

Surgical & Sports Medicine Market

An estimated 313 million surgical procedures are performed worldwide annually. An analysis of Medicare beneficiaries reveals that surgical wound care is associated with the highest wound care expenses, followed by DFUs. Trauma wounds, including burns, are included in the surgical/acute wound area. It is estimated that traumatic injury is responsible for more than 5 million deaths worldwide per year. Sports Medicine has displayed considerable growth as compared to other healthcare fields as a result of the rise in incidence of sports-associated injuries along with increase in awareness among people regarding physical fitness. We estimate the immediate addressable Surgical & Sports Medicine market for our products to be approximately $15 billion with a CAGR of approximately 6% through 2028.

Surgical/Acute Wounds

A surgical or acute wound is an injury that causes a rapid break in the skin and sometimes the underlying tissue. Acute wounds can be traumatic wounds, such as abrasions, lacerations, penetrating injuries or burns, or surgical wounds (skin grafts, dehiscences, necrotizing soft tissue infections) from surgical incisions. In contrast to chronic wounds, which would normally heal but stall due to biologic factors, acute wounds can be so severe that they overwhelm the body’s normal healing capacity. Biofilm and other infectious conditions, particularly in acute wounds with a high risk of infection such as open fractures, may also pose challenges to the healing of acute wounds. According to the American Association for the Surgery of Trauma, in the United States alone more than 150,000 deaths stem from traumatic injuries and there are more than 3 million nonfatal injuries per year. According to the World Health Organization, an estimated 180,000 deaths every year are caused by burns, and nonfatal burn injuries are a leading cause of morbidity. According to the American Burn Association, approximately 450,000 Americans sustain serious burn injuries every year, and more than 40,000 require hospitalization and advanced medical care.

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

Sports Medicine--Orthobiologics

While our current portfolio of products has applicability across a wide variety of clinical specialties and wound types in the advanced wound care and surgical wound care market, our goal is to re-enter the regenerative orthobiologics market in the future (if BLA approval for ReNu is obtained). Orthobiologics are biologic substances that are used to address injuries of the musculoskeletal system. Orthobiologic products are used to treat people with long-term disabling musculoskeletal disorders and injuries. The majority of musculoskeletal injuries occur due to recreational and sports activities. The patient demographics include both younger populations and those involved in professional sports, as well as the elderly population, usually requiring treatment for degenerative disorders and chronic diseases. The market has seen an increase in surgical volumes in part due to a higher incidence of comorbidities and chronic inflammatory and degenerative conditions, such as osteoarthritis (OA) and tendonitis. The growing and aging population affected with OA that is still looking to remain active will continue to seek non-surgical or minimally invasive alternatives. The prevalence of knee OA has been increasing over the past several decades in the U.S., mirroring the aging population and the growing obesity epidemic.

Chronic Inflammatory and Degenerative Conditions (Future Pipeline Opportunity)

Chronic inflammatory and degenerative orthopedic conditions are increasingly prevalent, driven in part by an aging demographic and higher levels of comorbidities such as diabetes and obesity. OA is the most common chronic condition of the joints, affecting approximately 27 million individuals in the United States. OA can affect multiple joints in the body, with arthritis of the knee being the most commonly treated. One in two adults will develop symptoms of knee OA during their lives. Other chronic inflammatory conditions such as Achilles and rotator cuff tendinosis and plantar fasciitis are also increasingly common. Similar to many of the other conditions that we seek to address, chronic inflammatory and degenerative orthopedic conditions are often correlated with smoking, obesity, and diabetes, among other factors. Collectively, these and other related conditions were treated with an estimated 9 million injections in 2016, including steroids and hyaluronic acid (HA). According to Grand View Research, the global chronic inflammatory and degenerative orthopedic market (Viscosupplementation Market) exceeded $3.8 billion in 2020.

Our Solution

We believe our multiple regenerative technology platforms will allow us to build a broad portfolio covering the full range of needs in the Surgical & Sports Medicine market. In the short term, our focus will be on providing clinicians with placental allografts and solutions to support soft tissue healing with our placental-based technologies as protective barriers for open acute wounds and tendon and ligament surgical repair procedures. In the long-term, we plan to deepen our focus and provide solutions for chronic inflammatory and degenerative conditions, and in particular, OA as illustrated by our current Phase III Clinical Trials for ReNu. We intend to address patient needs with our portfolio in the inpatient hospital, ASC, and clinic settings. We estimate the immediate addressable Surgical & Sports Medicine market for our products to be approximately $15 billion respectively with a CAGR of approximately 6% through 2028.

For surgical and acute wounds, as skin substitutes continue to gain market adoption based on their demonstrated efficacy in improving healing rates with lower overall costs for these comprised healing situations, we believe we are well positioned with our comprehensive portfolio of technologies. Our placental-based technologies (Affinity, Novachor, NuShield) and skin substitutes with antimicrobial properties (PuraPly AM, PuraPly SX, and PuraPly XT) are highly differentiated both in composition along with their level of clinical utility. These product attributes coupled with our current market-leading position and high level of organizational competency give us the confidence that we have the ability to capture a significant portion of this growing market.

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

OA and other degenerative conditions, as well as soft tissue injuries such as tendinosis and fasciitis, are currently treated by injection with steroids or HA. However, steroids offer pain relief for only a limited period and have been shown to further degrade some types of tissues over time, worsening the underlying condition. The evidence of HA’s efficacy has been questioned, and it is clear that a significant percentage of patients do not adequately respond to HA treatment. Patients who fail these less invasive therapies have limited options and may require surgical intervention, including total joint replacement.

Orthobiologics have been shown to be an effective alternative to traditional treatments. Due to their anti-inflammatory and pro-healing effects, they go beyond mechanical intervention to support the healing process in the damaged tissue and often result in faster healing times and shorter hospital stays. The orthobiologics market includes bone morphogenetic protein, viscosupplementation with HA, synthetic bone graft substitutes, and stem cell therapy, in addition to demineralized bone matrix (DBM) and allograft. Our current product pipeline includes Sports Medicine solutions based on placental-based technologies (ReNu). There is a rapidly growing body of clinical and scientific evidence indicating the potential of these products, particularly orthobiologics, in surgical applications, resulting in increased adoption of these products.

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

It is increasingly recognized that addressing biofilm is an important step in healing any wound. Biofilm is generated by densely packed microbial communities that are attached to the wound surface and enclosed in a matrix of self-produced extracellular polymeric substance, or EPS. Biofilm is present in at least 78% of chronic wounds and can inhibit the healing of all wound types. We engage with the physician at the earliest indication of impaired healing with our PuraPly AM product, which helps control biofilm as an antimicrobial barrier via the broad-spectrum antimicrobial PHMB. If reduction of biofilm and control of the excessive inflammatory response is sufficient to result in healing, as is many times the case, PuraPly AM may be the only product required to achieve wound closure. If underlying healing issues persist, we offer an array of bioactive products and placental-based technologies tailored for a wide variety of wound sizes and types.

Our advanced wound care products are used in wound clinics that are located in an outpatient hospital setting as well as in physician offices and ASCs. The table below summarizes our comprehensive advanced wound care product suite:

Product (Launch Year)	Description	Regulatory Pathway	Clinical Application
Affinity (2014)†	Fresh amniotic membrane in which viable cells, growth factors/cytokines, and ECM proteins in the native tissue are preserved.	361 HCT/P	Chronic and acute wounds

Novachor (2021)	Fresh chorion membrane in which viable cells, growth factors/cytokines, and ECM proteins in the native tissue are preserved.	361 HCT/P	Chronic and acute wounds

Apligraf (1998)	Bioengineered living cell therapy that contains two living cell types, keratinocytes, and fibroblasts, that produce a broad spectrum of cytokines and growth factors	PMA	VLUs; DFUs

Dermagraft (2001)*	Bioengineered product with living human fibroblasts seeded on a bioabsorbable scaffold, that produces human collagen, ECM, proteins, cytokines, and growth factors	PMA	DFUs

NuShield (2010)†

Dehydrated placental tissue preserved to retain the ECM scaffold and all layers of the native tissue including both the amnion and chorion membranes, with the epithelial layer and the spongy/intermediate layer intact

		361 HCT/P	Chronic and acute wounds

PuraPly AM (2016)

Antimicrobial barrier comprised of purified native collagen matrix scaffold with broad-spectrum polyhexamethylene biguanide, or PHMB, antimicrobial agent. Line extensions include PuraPly XT and PuraPly SX, which contains additional layers of collagen matrix scaffold and a higher level of PHMB. Extra-fenestrated (EF) versions of the products allow for added conformability and fluid drainage.

		510(k)	Chronic and acute wounds (except 3rd degree burns)

CYGNUS Dual (2023)	Dehydrated placental tissue preserved to retain the ECM scaffold. Contains two layers of amniotic tissue with the epithelial layer facing outward enabling omnidirectional application .	361 HCT/P	Chronic and acute wounds

† Launched by NuTech Medical; acquired by Organogenesis in 2017.

* Launched by Smith & Nephew; acquired by Organogenesis in 2014.

Affinity & Novachor

Affinity & Novachor are fresh, amnion & chorion placental allografts for application in the care of chronic and acute wounds as protective barriers and ECM scaffolds. We believe both products are one of only a few placental tissue products containing viable amniotic cells, and are unique in that they undergo our proprietary AlloFresh process that hypothermically stores the products in their fresh state, never dried or frozen, which retains their native benefits and structure. Regulated as human cells, tissues, and cellular and tissue-based product, or HCT/P, under Section 361 of the Public Health Service Act (the PHSA), these products are referred to as Section 361 HCT/Ps, or simply 361 HCT/Ps. Affinity was launched in 2014 by NuTech Medical and acquired by us in 2017. Novachor was launched in December 2021.

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

Dermagraft

Dermagraft is a dermal substitute grown from human dermal fibroblasts and has received PMA approval for the treatment of DFUs. Launched in 2001 by Smith & Nephew and acquired by us in 2014, this product helps to restore the compromised wound bed to facilitate healing. The living cells in Dermagraft produce many of the same proteins and growth factors that support the healing response in healthy skin. In addition to an FDA-monitored RCT demonstrating its superiority to conventional therapy in the healing of DFUs, studies based on real-world evidence and Medicare data have demonstrated its superior clinical efficacy and value as compared to competitive wound care products and conventional therapy. Dermagraft can be applied weekly (up to eight times) over a twelve-week period and contains a temporary mesh fabric that is dissolvable and becomes part of the body’s own healing processes. Manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022 as part of our plan to transition our Dermagraft manufacturing to a new manufacturing facility or engage a third-party manufacturer, which we expect will result in substantial long-term cost savings. In the period when Dermagraft is not available, we expect that customers will be willing to substitute Apligraf for Dermagraft and that the suspension of Dermagraft sales will not have a material impact on our net revenue.

NuShield

NuShield is a dehydrated placental allograft and surgical barrier that is topically or surgically applied to the target tissue to provide a protective barrier and ECM scaffold to support native healing. Regulated as a 361 HCT/P, NuShield is processed using our proprietary LayerLoc process, which preserves the native structure of the amnion and chorion membranes, including the intermediate or spongy layer, and their native structural and regulatory proteins. NuShield is available in multiple sizes, can be used as a protective barrier and ECM scaffold to help support native healing of chronic and acute wounds of many sizes, and can be stored at room temperature with a five-year shelf life. NuShield was launched in 2010 by NuTech Medical and acquired by us in 2017.

PuraPly Antimicrobial

PuraPly Antimicrobial, or PuraPly AM, was developed to address the challenges posed by bioburden and excessive inflammation in the wound. Functioning as an antimicrobial barrier skin substitute, PuraPly AM is a purified native porcine type I collagen matrix embedded with polyhexamethylene biguanide, or PHMB, a localized broad-spectrum antimicrobial. PuraPly AM was launched in 2016 and has received 510(k) clearance for the management of multiple wound types, including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds, trauma wounds, draining wounds, and first- and second-degree burns. The combination of PHMB with a native collagen matrix helps manage bioburden while supporting healing across a wide variety of wound types, regardless of severity or duration. Line extensions include PuraPly XT, which contains additional layers of collagen matrix and a higher level of PHMB. Extra-fenestrated (EF) versions of the products allow for added conformability and fluid drainage. We also developed and received 510(k) clearance for PuraPly without PHMB, which we refer to as "PuraPly," including a micronized version, PuraPly MZ, for those patients who do not require an antimicrobial agent.

CYGNUS Dual

CYGNUS Dual is a dual-layered amniotic tissue graft that can be stored at room temperature and has a five-year shelf life. It is manufactured in accordance with FDA regulations and American Association of Tissue Banks (AATB) standards using a methodology that helps maintain the inherent levels of key extracellular matrices, including carbohydrates, growth factors, and cytokines.

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

NuShield (2010)

Dehydrated placental tissue barrier preserved to retain the ECM scaffold and all layers of the native tissue including both the amnion and chorion membranes, with the epithelial layer and the spongy/intermediate layer intact

		361 HCT/P	Barrier membrane to support repair of tendon, ligament, and other soft tissue injuries

Affinity (2014)	Fresh amniotic membrane in which viable cells, growth factors/cytokines, and ECM scaffold in the native tissue are preserved	361 HCT/P	Acute surgical wounds

Novachor (2021)	Fresh chorion membrane in which viable cells, growth factors/cytokines, and ECM scaffold in the native tissue are preserved	361 HCT/P	Acute surgical wounds

PuraPly AM (2016)

Purified native collagen matrix with broad-spectrum PHMB antimicrobial agent. Line extensions include PuraPly XT and PuraPly SX, which contains additional layers of collagen matrix and a higher level of PHMB. Extra-fenestrated (EF) versions of the products allow for added conformability and fluid drainage.

		510(k)	Antimicrobial barrier for management of open wounds in the surgical setting

PuraForce (2019)

PuraForce is a bioengineered porcine collagen surgical matrix for use in soft tissue reinforcement applications that is intended for 510(k) indications for the reinforcement of all tendons in the body. PuraForce has high biomechanical strength per unit thickness, making it ideal for extremities applications

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

NuShield, Affinity, Novachor, PuraPly AM, PuraPly SX, PuraForce, and PuraPly MZ

We market our NuShield product for surgical and orthopedic applications. NuShield may be used as a surgical barrier or as an on-lay or wrap barrier to support soft tissue repairs. When used as a barrier membrane, the native biological characteristics of this placental tissue may help support the healing of soft tissue defects, particularly in difficult-to-heal locations or challenging patient populations. We market our Affinity and Novachor products as placental allografts for acute surgical wounds and our PuraPly AM and PuraPly SX products as antimicrobial barriers for the management of open wounds in the surgical setting. PuraForce is a bioengineered porcine collagen surgical matrix for use in soft tissue reinforcement applications. PuraPly MZ is a micronized particulate version of PuraPly that allows application in powder or gel form for the management of open wounds in the surgical setting.

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

PuraPly and PuraPlyAM Line Extensions

The PuraPly portfolio is comprised of a purified native collagen matrix.PuraPly AM and PuraPly SX are native collagen scaffolds that also provide an antimicrobial barrier utilizing a broad spectrum antimicrobial agent (PHMB). The design objective of line extensions in development is to leverage our knowledge and expertise to develop products to specifically meet the needs of current additional sites of care.

Placental Portfolio Expansion

We have placental products under development. The design objective is to develop a larger graft to meet the needs of the advanced wound care and surgical wound markets. Our R&D team continues to research and develop additional product concepts from our placental technology platform, as well as to collaborate with our Business Development team to assess additional product in-licensing or acquisition opportunities.

Apligraf and Dermagraft Line Extensions

We have two development projects underway to develop additional sizes of Apligraf and Dermagraft. The objective is to develop at least one additional smaller size of each product to optimize clinical utilization for smaller wounds such as DFUs. These types of changes to living cell-based products require significant development and validation work and will require FDA PMA Supplement approval for the changes. Therefore, we expect the duration of the development projects to be several years before commercial products will be available. Manufacturing of Dermagraft line extensions is dependent on the completion of manufacturing and supply capabilities for the product.

FortiShield

FortiShield is a biosynthetic wound matrix made from a semi-permeable silicone membrane bonded to a kitted nylon fabric and coated with collagen, to provide a flexible dressing that is designed to adhere to the application site, provide a barrier to the external environment, and allow for excess exudate drainage. FortiShield is intended for use as a temporary protective covering, and to provide a moist wound healing environment on cleanly debrided wounds after hemostasis has been established. The primary indication for the product is as a transitional wound matrix for second degree burns. There are additional chronic and acute wound applications. The product received 510(k) clearance in May 2023. Commercial launch is dependent upon the completion of manufacturing and supply capabilities for the product.

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

ReNu

ReNu is a cryopreserved suspension derived from human amniotic membrane and cells derived from amniotic fluid, formulated for office use. It has been used to support healing of soft tissues, particularly in degenerative conditions such as OA and joint and tendon injuries such as tendinosis and plantar fasciitis. The initial target indication for ReNu is for the management of symptoms associated with knee OA. A clinical study of ReNu for knee OA has been published, which we believe may indicate signs of its safety and suggest potential efficacy for a period of at least a year. On May 31, 2021, we suspended commercial distribution of ReNu in connection with the end of the FDA’s enforcement grace period for certain products that previously were marketed as 361 HCT/Ps. We are continuing to conduct clinical studies of ReNu to support BLA approval for the management of symptoms associated with knee OA, and are in the planning stages to conduct clinical studies of ReNu to support the management of symptoms associated with Hip OA. We believe ReNu may have potential as a treatment for additional OA and tissue regeneration applications, which would need to be clinically evaluated further before any such approved uses. ReNu was launched in 2015 by NuTech Medical and acquired by us in 2017.

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

Advanced Wound Care

(1)
In development or actively enrolling
(2)
Based on last patient last visit in the study
(3)
Date analysis complete
(4)
First external presentation of primary data: actual date for data presented, estimated date for data expected to be presented in future quarters
(5)
SAWC: Symposium of Advanced Wound Care.
(6)
ISPOR: Int Soc for Pharmacoeconomics and Outcomes

Sports Medicine

(1)
Based on last patient last visit in the study
(2)
Estimated date of first external presentation of primary data

Selected Published Clinical Studies

PuraPly AM

In a published prospective, multicenter, cohort study of 307 patients on the use of PuraPly AM in cutaneous wounds including acute and chronic wounds (RESPOND Registry), 52, 62, and 73% of all wounds achieved closure at week 20, 26, and 32 respectively, with a median time to wound closure of 17 weeks. The wounds studied included 67 (22%) venous leg ulcers, 62 (20%) diabetic foot ulcers, 45 (15%) pressure ulcers, 54 (18%) post-surgical wounds, and 79 (26%) other wounds. For all 307 wounds, the incidence of achieving greater than a 60% reduction in baseline area and depth was 81 and 71% respectively. In addition, the incidence of wounds demonstrating greater than a 75% reduction in baseline volume was 85%.

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

In a published study analyzing pooled data from a population of 3 combined registries on the use of PuraPly AM in acute and chronic wounds, 51, 56, 62 and 72% of all wounds achieved closure at week 20, 24, 28 and 48, respectively, with a median time to wound closure of 19 weeks. The populations were pooled from a single-center study of 41 patients, a single-center study of 86 patients, and the RESPOND Registry of 307 patients treated at 28 centers. This cohort study of 434 patients included 95 venous leg ulcers, 78 diabetic foot ulcers, 90 pressure injuries, 73 post-surgical wounds, and 98 other wounds.

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

In a 50 patient, multicenter, retrospective case series reporting on the outcomes of DFUs managed with Affinity, 52% attained complete wound closure (CWC) by week 8 and 78% attained CWC by week 12. A greater than 60% wound area reduction was attained in 96.0% of DFUs by week 12, with a median time to CWC of 55 days.

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

ReNu

In a 200-patient randomized controlled multicenter single-blind study comparing the treatment of knee OA symptoms with ReNu (n=68), a commercially available hyaluronic acid, or HA (n=64), and saline (n=68), patients treated with ReNu reported a clinically meaningful and statistically significant reduction in Visual Analogue Scale (VAS) pain and higher OMERACT-OARSI responder rate at 12 months follow-up compared to patients treated with HA or saline. Pain was also evaluated using the Knee Injury and Osteoarthritis Outcome Score (KOOS) Pain score, and ReNu resulted in a statistically greater improvement in pain compared to HA at both 3 and 6 months.

A 474-patient Phase 3 prospective, multicenter, double-blind, placebo-controlled study recently completed last patient last visit and database lock and analysis is currently underway to evaluate the efficacy of ReNu (Amniotic Suspension Allograft, ASA) for the treatment of symptomatic knee OA (NCT04636229). Patients were randomly assigned in a 1:1 ratio to receive a single intra-articular (IA) injection of 2 mL of ASA (plus 2 mL of normal saline) or 4 mL of normal saline. The primary efficacy endpoint has been defined as the difference in change from baseline in WOMAC Pain scale at 6 months between ASA- and placebo-treated patients. The design and statistical methodology of the current Phase III multi-center trial were informed and optimized based on the results of the 200 patient study. In March 2023, we reported the positive outcome of a pre-specified interim analysis of the data from 50% of the 474 required patients in our Phase 3 clinical trial for management of symptoms associated with knee OA that focused on the 6-month primary endpoint for sample size re-estimation. Based on the interim analysis, the independent data monitoring committee (DMC) recommended that the trial proceed without modification and continue without change to sample size. The DMC also found the safety data to be consistent with the known safety profile for ReNu.

A second confirmatory Phase 3 prospective, multicenter, double-blind, placebo-controlled study was recently initiated to evaluate the efficacy of ReNu (ASA) for the treatment of symptomatic knee OA (NCT06000410). 474 patients will be randomly assigned in a 1:1 ratio to receive a single intra-articular (IA) injection of 2 mL of ASA (plus 2 mL of normal saline) or 4 mL of normal saline. The primary efficacy endpoint has been defined as the difference in change from baseline in WOMAC Pain scale at 6 months between ASA- and placebo-treated patients.

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

The economic study of Dermagraft in a Medicare population conducted by the Analysis Group is described under the heading "—Our Products— Previously Published Clinical Studies for FDA-Approved Products—Apligraf—Comparative Effectiveness and Economic Studies" above.

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

Commercial Infrastructure

Sales and Marketing

We have dedicated substantial resources to establish a multi-faceted sales capability in the United States. Our current Advanced Wound Care portfolio is sold throughout the United States via an experienced direct sales force, which focuses its efforts on wound care in various sites of care. We use a mix of direct sales representatives and independent agencies to service the Surgical & Sports Medicine market. As of December 31, 2023, we had approximately 260 direct sales representatives and approximately 160 independent agencies who have substantial medical device sales experience in our target end markets. These sales representatives are supported by teams of professionals focused on sales management, sales operations and effectiveness, ongoing training, analytics, and marketing.

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

License and Manufacturing Agreement with Vivex Biologics, Inc.

We enter into license and manufacturing agreements from time to time in the ordinary course of our business. In November 2023, we entered into a trademark license and manufacturing agreement with Vivex Biologics, Inc. (Vivex) to sell their CYGNUS Dual (Dual) and CYGNUS Matrix (Matrix) products. Vivex also granted us the right to purchase the license rights to sell their VIA Matrix product (VIA). We paid an upfront licensing fee to Vivex to sell Dual and Matrix, and also agreed to pay a fixed milestone payment for Dual in the event that the ASP is published by certain government agencies for a specified period of time. In addition, we are required to pay a low double-digit royalty and a high single-digit royalty on the Net Sales of Dual and Matrix, respectively, during the royalty term, as defined in the agreement with Vivex. The royalty term is commensurate with the initial term of the contract and will continue for each subsequent renewal period. The initial term of the agreement expires on December 31, 2026 and can be renewed for up to five additional one-year terms.

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

Medicare, the federally funded program that provides healthcare coverage for senior citizens and people with disabilities, is the largest third-party payer in the United States. The Centers for Medicare and Medicaid Services (CMS) administers the Medicare program and, for Medicare Parts A and B (often referred to as "traditional Medicare") uses Medicare Administrative Contractors (MACs) to process claims, develop coverage policies and make payments within designated geographic jurisdictions. CMS does not have a national coverage determination related to skin substitutes. Coverage for our products falls under the jurisdiction of the Part A/B MACs. Medicare coverage for our products is determined by each MAC for its specific jurisdiction. Currently, all the MACs, even those without published local coverage determinations (LCDs), cover our products in the outpatient hospital, physician office, and ASC settings. Medicare Advantage (MA) Plans (Medicare Part C) are required to cover items and services that are covered by Medicare Parts A and B. However, if a MAC does not have an explicit coverage policy for an item or service, MA plans, if they follow certain requirements and processes, are not required to cover items and services which are covered by Medicare Parts A and B. Therefore, it is possible that some MA plans may not cover one or more of our products.

Private payers often, but not always, follow the lead of Medicare or other governmental payers in making coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement can sometimes be a significant factor in obtaining favorable coverage and reimbursement for products by private payers. While most private payers currently cover Apligraf and Dermagraft, and some cover Affinity, most of those payers do not cover many of our other products, such as PuraPly, PuraPly AM, NuShield and CYGNUS.

Currently, Medicare makes a separate payment for our products when used in the physician office at a payment rate based on the average sales price (ASP) methodology, including ASP plus 6% for some products. In the outpatient hospital and ASC settings, Medicare payment for all our products is bundled into the payment for the application procedure.

All Medicare payment amounts, including separate payment for our products, are affected by sequestration. In 2020, legislation was enacted that temporarily discontinued the sequestration rate of 2% of the government portion, which was imposed under the Budget Control Act of 2011 (BCA); under 2% sequestration, the final payment rate for products paid based on ASP is ASP+4.3%. The sequestration began again on April 1, 2022 at a rate of 1%. Starting on July 1, 2022, the sequestration rate returned to 2%. Sequestration may also be ordered under the Statutory Pay-As-You-Go Act of 2010 (Statutory PAYGO), which requires deficit neutrality in most laws passed by Congress. The $1.9 trillion American Rescue Plan Act of 2021 was expected to trigger Statutory PAYGO at the end of the 2021 Congressional session, but Congress has delayed a Statutory PAYGO sequestration order until after 2024.

The proposed update to the Medicare Physician Fee Schedule (MPFS) for calendar year 2023 included a proposal to stop making separate payments for all skin substitutes, including all of our products, in 2024 or 2025. Instead of making separate payment for skin substitutes, Medicare would bundle the payment for skin substitutes into the payment made for the application procedure. As part of this proposal, Medicare would consider all skin substitutes to be supplies instead of biologicals and would require manufacturers of skin substitutes, including us, to apply for new HCPCS codes that would be effective starting in 2024. In the 2023 MPFS final rule, published on November 1, 2022, CMS did not finalize this bundling proposal and will consider more public input in the future; however, they may propose the same policy again or make other proposals in the future that could affect our business and our revenue.

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

Skin Substitutes Used for Wound Care

All of our Advanced Wound Care products are classified as "skin substitutes" for Medicare reimbursement purposes. In 2014, CMS instituted "bundled" payments in the hospital outpatient and ASC setting for skin substitutes using a two-tier payment system. The Medicare payment system bundles payment for our products (and all skin substitutes) into the payment for the application of the skin substitute, resulting in a single payment to the provider that includes both the application of the product and the product itself. There is one bundled payment amount for procedures that involve high-cost products, i.e., products whose cost exceeds a threshold amount, and another bundled payment amount for procedures that involve low-cost products that do not meet the threshold. The bundled payment rate is updated annually and is also geographically adjusted. Currently, all of our wound care products are assigned to the high-cost bundle; it is not possible to predict, however, whether those products will continue to be assigned to the high-cost bundle or the rates that will be paid for each bundle. Further, under the bundling policy, there is an inherent incentive to use the cheapest products available, even if those products are less effective.

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

The ASP-based payment methodology applies only to physician offices and other sites of service where services are paid under the MPFS such as a patient's home and certain nursing facilities. However, in the future, it is possible, through legislation or regulation, that Medicare will institute bundled payment for skin substitutes in the physician office and these other settings. In fact, the proposed updates to the MPFS for calendar year 2023 included a proposal to stop making separate payment for all skin substitutes, including all of our products, in 2024 or 2025. Instead of making separate payment for skin substitutes, Medicare would bundle the payment for skin substitutes into the payment made for the application procedure. In the 2023 MPFS final rule, published on November 1, 2022, CMS did not finalize this bundling proposal and will consider more public input in the future; however, they may propose the same policy again or make other proposals in the future that could affect our business and our revenue.

Before calendar year 2022, Medicare did not require us to report ASP for some of our products because they are regulated by the FDA as medical devices; we voluntarily reported ASP data for most products. However, starting on April 30, 2022, we were required to report ASP for all our products because of a provision enacted in the Consolidated Appropriations Act of 2020, signed into law on December 27, 2020. CMS does not necessarily include all products that report ASP data in the quarterly ASP file. The local Part A/B MACs establish local payment for drugs and biologics whose ASP does not appear in the quarterly ASP file. MACs have the discretion to pay for such products based on invoices submitted by providers, Wholesale Acquisition Cost (WAC) + 3%, or they may contact CMS to determine if there are unpublished ASP data.

Section 90004 of the Infrastructure Investment and Jobs Act, enacted in November 2021, requires manufacturers to pay a refund to the federal government if more than a certain applicable percentage of their single-use product is not administered to a patient and is discarded ("wasted") by providers. Because there is a lack of consistency and uniformity in wound sizes, it is likely that some skin substitute product is discarded with every treatment. Providers are only required to report discarded product when the product is paid separately (not part of a bundled payment rate.) The rebate obligation took effect on January 1, 2023, and CMS proposed a methodology to implement the rebate in the MPFS rulemaking. The applicable percentage is required to be at least 10 percent of total allowed charges for the drug in a given calendar quarter. CMS has the authority to increase the applicable percentage that applies to refunds for discarded product if there are "unique circumstances". We submitted comments on the proposal noting the unique circumstances related to skin substitutes and asking CMS to apply a higher percentage. In the 2023 MPFS final rule, published on November 1, 2022, CMS did not apply a higher applicable percentage to any products other than the hydrogel example they used in the proposed rule and stated that they plan to collect additional information about products that may have unique circumstances such that an increased applicable percentage (higher than 10 percent) would apply. CMS estimated the wastage percentage for three of our products - Apligraf, Dermagraft, and PuraPly - based on 2020 data. In the calendar year 2023 rulemaking, CMS exempted skin substitutes from this refund requirement. This exemption is based on the possibility that CMS will, in future rulemaking, stop paying for skin substitutes using the ASP methodology and bundle payment into the payment for the application of the product. However, because we do not know if or when CMS will begin bundled payment under the MPFS, this exemption may be rescinded and we may be required to refund payments made for the discarded portions of our products. If that happens, we do not know if the refund amounts calculated in 2023 will be similar to these estimates but if they are, we may owe rebates, which could be material, on these products and possibly other products. The total amount of any potential discarded product rebate liability is not known at this time.

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

In 2023, three MACs (Novitas, FCSO, and CGS) issued final LCDs for skin substitutes for the treatment of DFUs and VSUs, eliminating coverage for over 130 products, including five of our commercially marketed products. These final LCDs also would have limited the number of skin substitutes that could be applied to a wound, and would have limited the ability to switch skin substitutes during a course of treatment. In addition, the LCDs would have required us to get certification from the FDA that our amniotic products are solely regulated under Section 361 of the Public Health Services Act. The final LCDs were scheduled to take effect on October 1, 2023. However, all three of the MACs withdrew these LCDs, and have indicated they intend to issue new proposed LCDs on the use of skin substitutes for DFUs and VSUs. To date, no such LCDs have been issued but they may be issued at any time in the future. If new LCDs are issued, they may eliminate coverage for some or all of our products, which could adversely impact utilization of any of our non-covered products and our revenue. In addition, future LCDs could limit the number of skin substitutes that can be applied to a wound, limit a provider’s ability to switch skin substitutes during a course of treatment or require us to obtain FDA certification that our amniotic products are solely regulated under Section 361 of the Public Health Services Act. If such LCDs were finalized, we would aggressively dispute such conclusions, as we did at the time the 2023 LCDs were issued. However, if we were unsuccessful in disputing these LCDs, our business and revenue could be materially and adversely affected.

Surgical & Sports Medicine Products

Surgical & Sports Medicine products administered on an inpatient basis in a hospital are reimbursed by Medicare as part of a bundled payment based on the Medicare Severity Diagnosis Related Group (MS-DRG), to which a patient is assigned upon discharge from the hospital. MS-DRG assignment is determined according to the patient’s primary diagnosis, but can also be affected by other secondary diagnoses and the provision of certain surgical procedures. Certain MS-DRGs account for complications and comorbidities, which may increase the reimbursement amount.

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

Our products compete primarily with skin substitute products, placental-based technology products, orthobiologics products, other advanced wound care and traditional wound care products, among others. Our competitors include Arthrex, Inc., Bioventus Inc., Integra LifeSciences Holdings Corporation, MiMedx Group, Inc., Smith & Nephew plc, 3M, Incorporated, Coloplast A/S, DePuy Synthes (Johnson & Johnson), and Zimmer Biomet Holdings, Inc.

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

As of December 31, 2023, we owned 36 issued patents globally, of which 15 were U.S. patents. As of December 31, 2023, we owned 19 pending patent applications, of which 9 were patent applications pending in the United States. Subject to payment of required maintenance fees, annuities, and other charges, many of our issued patents are currently expected to expire between 2027 and 2042. The expiration of these patents is not expected to have a material impact on our business. In addition, many of our products, including our Apligraf, Dermagraft, and NuShield products, are not covered by our issued patents or pending patent applications. Our issued patents are drawn to the following main areas: methods of making and using cultured tissue constructs, methods for preparing multi-layer stacks of living tissue, methods for treating recessed oral gingiva using cultured tissue constructs, methods of making and using osteogenic implants comprising a placental membrane sheet, wound treatment methods using amniotic stem cell solutions and placental membrane sheets, methods of generating cartilage in a skeletal joint using placental membrane preparations, hepatocyte growth factor- and hyaluronic acid-containing compositions and methods of using such compositions, methods making placental membrane preparations comprising hyaluronic acid, methods of harvesting or proliferating human prenatal stem cells, hypothermic morselized placental membrane storage methods, uses of human amniotic fluid for treating chronic wounds and joint diseases, and adjustable debridement curette apparatuses. Our pending patent applications encompass additional areas, including wound treating methods using morselized amnion tissue and amniotic-derived cells, methods of assessing native stem cell populations using cultured isolated stem cells and reference cell sources, viscosupplement compositions and musculoskeletal inflammatory treatment methods using same, wound care treatment and methods of making and using such treatment, model systems and methods to characterize anti-inflammatory activity, and porcine collagen compositions and methods of using such compositions. Our pending patent applications may not result in issued patents and we can give no assurance that any patents that have been issued or might be issued in the future will protect our current or future products or provide us with any competitive advantage. See the section titled "Risk Factors—Risks Related to Our Intellectual Property" for additional information.

Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 16 U.S. trademark registrations and 12 foreign trademark registrations, as of December 31, 2023.

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

FDA Regulatory Review and Approval Process

Unless an exemption applies or the product is a Class I device, each medical device that we market must first receive either 510(k) clearance or PMA approval from the FDA. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. We maintain necessary clearances and approvals for products derived from porcine, bovine, and human tissues that are regulated by the FDA. PuraPly, PuraPly AM, PuraPly XT, PuraPly SX, PuraPly MZ, and PuraForce are medical devices that have been cleared for marketing under a number of 510(k)s for uses such as wound dressing, intraoral barrier, and surgical mesh. We also maintain medical device approvals for the Apligraf (P950032) and Dermagraft (P000036) devices, both approved by the FDA as chronic wound treatments.

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

Certain human cells, tissues, and cellular and tissue-based products, or HCT/Ps, are regulated under Section 361 of the PHSA and are referred to as "Section 361 HCT/Ps" or simply "361 HCT/Ps," while other HCT/Ps are subject to the FDA’s regulatory requirements for medical devices and/or biologics. A product that is regulated as a 361 HCT/P may be commercially distributed without prior FDA clearance or approval. Pursuant to 21 CFR 1271.10, in order to be regulated as a 361 HCT/P, and hence exempt from premarket review, an HCT/P must be minimally manipulated, intended for homologous use, and manufactured without being combined with another article (except for water, crystalloids, or sterilizing, preserving, or storage agents). The HCT/P must also either have no systemic effect and not be dependent upon the metabolic activity of living cells for its primary function or, if it has a systemic effect, be intended for autologous use, for allogeneic use in a first-degree or second-degree blood relative or for reproductive use. We believe that Affinity and NuShield generally fulfill the relevant criteria under 21 CFR 1271.10. In light of the 361 HCT/P Guidance, our labeling and marketing claims for Affinity and NuShield clarify that they are intended for use as protective barriers, and thus qualify as Section 361 HCT/Ps. However, the FDA could disagree with our conclusion and require premarket approval or clearance for Affinity, NuShield, or any placental-based sheet product we presently have or may have in the future market, which would disrupt the marketing of these products, potentially expose us to regulatory sanctions, and have a material adverse effect on our business, financial condition and results of operations. Section 361 HCT/Ps are subject to specific FDA regulations that include cGTPs, donor eligibility determination requirements, adverse event reporting, and advertising and labeling requirements. cGTP regulations govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps, including but not limited to all steps in recovery, donor screening, donor testing, processing, storage, labeling, packaging, and distribution.

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

The clinical trial sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical protocol, to the FDA as part of the Investigational New Drug Application (IND). The FDA may impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, clinical trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biologic product candidate to volunteers or patients under the supervision of qualified investigators who generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and certain amendments to the protocol must be submitted to the FDA as part of the IND. Submission of an IND may or may not result in the FDA allowing clinical trials to commence. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an Institutional Review Board (IRB) at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers items such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject, or their legal representative, reviews and approves the trial protocol, and must monitor the clinical trial until completed.

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
•
Regenerative Medicine Advance Therapy (RMAT) designation. RMAT was introduced as a new designation under the 21st Century Cures Act for the development and review of certain regenerative medicine therapies. As set forth in section 506(g)(8) of the FDCA, the term "regenerative medicine therapy" is defined to include cell therapy, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under section 361 of the PHSA. To receive RMAT designation, a regenerative medicine product candidate must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition with preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs. RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over available therapies, as breakthrough designation requires. Similar to breakthrough designation, an RMAT product candidate receives intensive guidance on an efficient drug development program; involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and a rolling review. Regenerative medicine therapies that qualify for RMAT designation may also qualify for other FDA expedited programs, including Fast Track designation, breakthrough therapy designation, accelerated approval, and priority review designation, if they meet the criteria for such programs. In January 2021, we announced ReNu received the RMAT designation from the FDA for the management of symptoms associated with knee OA.
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

Medical Product Marketing and Promotion

Advertising, marketing and promotional activities for devices and biologics are also subject to FDA oversight and must comply with the statutory standards of the FDCA, and the FDA’s implementing regulations. The FDA’s oversight authority review of marketing and promotional activities encompasses, but is not limited to, direct-to-consumer advertising, healthcare provider-directed advertising and promotion, sales representative communications to healthcare professionals, promotional programming and promotional activities involving electronic media. The FDA also regulates industry-sponsored scientific and educational activities that make representations regarding product safety or efficacy in a promotional context. A sponsor also must comply with the FDA’s advertising and promotion requirements, such as the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as off-label use). The FDA may take enforcement action against a company for promoting unapproved uses of a product or for other violations of its advertising and labeling laws and regulations. Enforcement actions may include product seizures, injunctions, civil or criminal penalties or regulatory letters, which may require corrective advertising or other corrective communications to healthcare professionals.

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

In addition to receiving scrutiny and providing potential grounds for action under the Anti-Kickback Statute, pricing, sales and marketing practices of medical device and pharmaceutical manufacturers are also subject to tightly focused regulation at the federal and state levels. Federal law and regulation, for example, establish pricing methodologies for government health insurance programs and require regular reporting of sales information to CMS in support of manufacturer price calculations. In recent years, the federal government and a growing number of states have introduced new drug price transparency requirements that can require extensive information disclosures to agencies or potential purchasers relating to drug price increases. Health care laws and regulations generally limit financial interactions between manufacturers and health care providers; require pharmaceutical and medical device companies to comply with voluntary compliance standards issued by industry associations and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and/or public of financial interactions (so-called "sunshine laws"). Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Manufacturers must adopt reasonable interpretations of requirements if there is ambiguity and those interpretations could be challenged. Given the lack of clarity in laws and their implementation, our activities could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

Seasonality

Revenues during our fourth quarter tend to be stronger than other quarters because many hospitals increase their purchases of our products during the fourth quarter to coincide with the end of their budget cycles in the United States. Satisfaction of deductibles through the course of the year also results in increased revenues later in the year. In general, our first quarter usually has lower revenues than the preceding fourth quarter, the second and third quarters have higher revenues than the first quarter, and the fourth quarter revenues are the highest in the year.

Human Capital Resources

As of December 31, 2023, we had approximately 862 employees worldwide. None of our employees are represented by a collective bargaining agreement. We have never experienced a work stoppage. We believe our employee relations are good.

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
•
We aim to maintain an "open door" culture, and encourage employees to voice their concerns, questions, suggestions and comments. We strive to foster an atmosphere where employees openly share ideas and where people are treated with dignity and respect. Our goal is to provide a productive working environment based on mutual respect and the highest level of ethical and lawful conduct. We have also established a hotline for employees to report suspected violations of law and concerns related to accounting, auditing, compliance and ethical violations.
•
We provide our employees a competitive wage and evaluate our compensation programs to ensure that our employees are paid fairly for the valuable work they are doing. We are also committed to achieving internal pay equity and rewarding outstanding performance. We offer our employees competitive benefits and are proud that we have not raised employee contributions to our healthcare benefits for 8 years running.
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
•
We recognize the benefits of a healthy workforce and offer our employees the opportunity to participate in wellness activities and programs throughout the year. We also support the mental health of our employees by offering Mental Health and Wellness training for managers and employees. We also provide an employee assistance program for employees and their families that provides free counseling sessions and offers other resources for employees. Additionally, our healthcare benefit allows for reimbursement for fitness and weight loss programs.
•
We prioritize the health and safety of our employees. Guided by an Environmental Health & Safety (EHS) manual that is regularly reviewed, we have a dedicated EHS team, who seek to prevent and reduce workplace risks and injuries through various programs, training, projects, services, and assistance, such as ergonomic evaluation, hazard reporting, risk assessment, and first aid training. We require all work-related injuries or illnesses to be reported. This information is reviewed bi-monthly by our EHS Team and Safety Committee for analysis and trending.

Available Information

Our Internet website address is http://www.organogenesis.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the "Investors" section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Item 1A. Risk factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading "Risk Factors" and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC before making an investment decision regarding our Class A common stock.

•
Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.
•
We have incurred significant losses in past years, and, notwithstanding our reported net income since the year ended December 31, 2020, we may incur losses in the future.
•
Our success will depend in part on the extent to which coverage and adequate reimbursement for the costs of our products and related services will be available from government payers, private health insurers, and other third-party payers and we do not know whether such reimbursement will be available or, if such reimbursement is available, the rate at which it will be available. The rate of reimbursement and coverage for the use of our products has been and may continue to be unstable, unpredictable and subject to changes in government and private payer policies (including the adoption of new LCDs) that could adversely affect our business, results of operations, and financial condition. Currently, not all of our products are covered by all payers.

•
If Medicare reproposes and finalizes a policy to stop making separate payment for skin substitutes under the Medicare Physician Fee Schedule in calendar year 2025 or thereafter, reimbursement for our products may not be adequate and our business may be negatively affected.
•
If Medicare Part A/B Administrative Contractors finalize policies that do not cover some or all of our products, or limit the use of our products, our business could be adversely affected. In addition, MA plans typically follow Medicare Part A/B LCDs and would not cover the same products as Part A/B.
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
•
Section 90004 of the Infrastructure Investment and Jobs Act, enacted in November 2021, requires manufacturers to pay a refund to the federal government if more than a certain applicable percentage of their single-use product is not administered to a patient and is discarded ("wasted") by providers. Because there is a lack of consistency and uniformity in wound sizes, it is likely that some skin substitute product is discarded with every treatment. The rebate obligation took effect January 1, 2023 and CMS proposed a methodology to implement the rebate in the MPFS rulemaking. The applicable percentage is required to be at least 10 percent of total allowed charges for the drug in a given calendar quarter. CMS has the authority to increase the applicable percentage that applies to refunds for discarded product if there are "unique circumstances." We submitted comments on the proposal noting the unique circumstances related to skin substitutes and asking CMS to apply a higher percentage. In the 2023 MPFS final rule, published on November 1, 2022, CMS did not apply a higher applicable percentage to any products other than the hydrogel example they used in the proposed rule and stated that they plan to collect additional information about products that may have unique circumstances such that an increased applicable percentage (higher than 10 percent) would apply. CMS estimated the wastage percentage for three of our products - Apligraf, Dermagraft, and PuraPly - based on 2020 data. In the calendar year 2023 rulemaking, CMS exempted skin substitutes from this refund requirement. This exemption is based on the possibility that CMS will, in future rulemaking, stop paying for skin substitutes using the ASP methodology and bundle payment into the payment for the application of the product. However, because we do not know if or when CMS will begin bundled payment under the MPFS, this exemption may be rescinded and we may be required to refund payments made for the discarded portions of our products. If that happens, we do not know if the refund amounts calculated in 2023 will be similar to these estimates but if they are then we may owe rebates, which could be material, on these products and possibly other products. The total amount of any potential discarded product rebate liability is not known at this time.
•
We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. While we have remediated one of the previously reported material weaknesses, we are continuing to work on remediating the remaining internal control deficiencies that collectively are aggregating to form the remaining material weakness in our internal controls over financial reporting that exists as of December 31, 2023. However, we cannot guarantee that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
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
•
Because we depend upon a limited group of suppliers and manufacturers for our products, including Apligraf, Affinity, CYGNUS, Novachor, NuShield and PuraPly Antimicrobial products, we may incur significant product development costs or experience material delivery delays if there is an interruption in supply from any one of these suppliers or manufacturers, which could materially impact sales of our products.
•
We are dependent on the proper functioning of our and third-party manufacturing facilities, our supply chain and our sales force, all of which could be negatively impacted by public health emergencies, including the global COVID-19 pandemic, or other factors, in a manner that could materially adversely affect our business, financial condition or results of operations.
•
Uncertainty and adverse changes in the general economic conditions, including recent turmoil in the global banking system, may negatively affect our business.
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
•
The Inflation Reduction Act of 2022 (IRA), signed into law on August 16, 2022, includes several provisions to lower prescription costs for people with Medicare and reduce health care spending by the federal government. Among these is a requirement for manufacturers to pay a rebate to the federal government if prices for single-source biologicals covered under Medicare Part B, such as our products, increase faster than the rate of inflation.

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

•
any change in government healthcare programs’ and private health plans’ policies regarding sales and reimbursement of durable medical equipment (DME), including a prohibition on physician-owned DME supplier entities;
•
whether our products or our competitors’ products are granted pass-through reimbursement status or included in the "bundled" reimbursement structure;
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

A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over information technology general controls and proper segregation of duties to support the proper initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data.

While we have remediated one of the previously reported material weaknesses, we are continuing to work on remediating the remaining internal control deficiencies that collectively aggregate to form the remaining material weakness in our internal controls over financial reporting that exists as of December 31, 2023. However, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Although we have made certain progress in remediating the remaining material weakness, we concluded that the material weakness described above continued to exist as of December 31, 2023. We have taken actions to remediate the deficiencies in our internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes of the above-mentioned remaining material weakness. If we do not successfully remediate the material weakness described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement.

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

Because we depend upon a limited group of suppliers and manufacturers for our products, including our Apligraf, Affinity, CYGNUS, Novachor, NuShield and PuraPly Antimicrobial products, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact sales of our products.

We obtain some of the components for our products from a limited group of suppliers. These suppliers must be able to provide us with these components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed-upon specifications, at acceptable costs, and on a timely basis. Our efforts to maintain a continuity of supply and high quality and reliability may not be successful. Manufacturing disruptions experienced by our suppliers may jeopardize our supply of these components. Due to the stringent regulations and requirements of the FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology. A reduction or interruption in manufacturing (including the current suspension of Dermagraft manufacturing pending its transition to a new manufacturing facility or engagement of a third-party manufacturer), or an inability to secure alternative sources of raw materials or components, could have a material effect on our business, results of operations, and financial condition. In addition, one or more of our suppliers may refuse to extend us credit with respect to our purchasing or leasing equipment, supplies, products, or components, or may only agree to extend us credit on significantly less favorable terms or subject to more onerous conditions. This could significantly disrupt our ability to purchase or lease required equipment, supplies, products and components in a cost-effective and timely manner and could have a material adverse effect on our business, results of operations, and financial condition. Any casualty, natural disaster, other disruption of any of our sole-source suppliers’ operations, or any unexpected loss of any existing exclusive supply contract, could have a material adverse effect on our business, results of operations, and financial condition.

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

We periodically evaluate strategic opportunities to acquire companies, divisions, technologies, products, and rights through licenses, distribution agreements, investments, and outright acquisitions to grow our business, such as our acquisitions of NuTech Medical and CPN Biosciences and our License and Manufacturing Agreement with Vivex Biologics, Inc. In connection with one or more of those transactions, we may:

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
•
be unable to realize the anticipated benefits, such as increased revenues, cost savings, economies of scale or synergies from additional sales of existing or newly acquired products;
•
be unable to successfully integrate, operate, maintain, and manage our newly acquired operations;
•
be unable to sell all of the products we are required to purchase under the Vivex agreement;
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

Any of these items could materially and adversely affect our revenues, financial condition, and profitability. Our November 2023 license and manufacturing agreement with Vivex to sell their Dual and Matrix products expanded our product Advanced Wound Care and Surgical & Sports Medicine product portfolio. However, we are required to pay a royalty on the net sales of the licensed products during the royalty term, and to meet certain minimum purchase commitments. If we are not able to sell sufficient quantities of the licensed products, we may not be able to sell all of the products we are required to purchase under the agreement, achieve economies of scale for this product line, or in general realize the full anticipated benefit of our investment in the arrangement with Vivex. Business acquisitions also involve the risk of unknown liabilities associated with the acquired business, which could be material. Our acquisition of NuTech Medical and CPN Biosciences expanded our wound care portfolio and our acquisition of NuTech Medical broadened our addressable market to include the Surgical & Sports Medicine market. We may not realize the increased revenues, cost savings, and synergies that we anticipate from this acquisition in the near term or at all due to many factors, including delays in the integration process, an inability to successfully penetrate the amniotic category of the wound care market or an inability to obtain necessary regulatory approvals. Additional liabilities related to acquisitions could include a lack of compliance with government regulations that could subject us to investigation and civil and criminal sanctions. For example, we may acquire a company that was not compliant with FDA quality requirements or was making payments or other forms of remuneration to physicians to induce them to use their products. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could materially and adversely affect our business and we may lose our entire investment or be unable to recover our initial investment, which could include the cost of acquiring licenses or distribution rights, acquiring products, purchasing initial inventory, or investments in early-stage companies. Inability to recover our investment, or any write off of such investment, associated goodwill, or assets, could have a material and adverse effect on our business, results of operations, and financial condition.

We have incurred significant losses in past years and, notwithstanding our reported net income for the fiscal years since the year ended December 31, 2020, we may incur losses in the future.

To date, we have financed our operations primarily through debt and equity financings, and, with the exception of the fiscal years since the year ended December 31, 2020, we have incurred losses from operations in many years since our inception. In the years ended December 31, 2023, 2022, and 2021, we reported net income of $4.9 million, $15.5 million and $94.2 million, respectively, As of December 31, 2023, we had an accumulated deficit of $41.0 million. Our prior losses, and the possibility of potential future losses, may have an adverse effect on our business, results of operations, and financial condition.

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

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development, sales, competitive position, and privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share.

Cyberattacks have become increasingly more prevalent and much harder to detect, defend against or prevent. As the frequency of cyberattacks and resulting breaches reported by other businesses and governments increases, we expect to continue to devote significant resources to improve and maintain our information technology (IT) infrastructure. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we believe are necessary to protect our IT infrastructure. As the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. A breakdown in existing controls and procedures around our cyber-security environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect on our financial position and value of our stock. We cannot guarantee that our implemented processes for IT and risk mitigation measures will be effective for IT systems under our control.

We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we have invested significantly in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. For example, in August 2020, our information technology (IT) systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. We finished investigating the incident, together with legal counsel and other incident response professionals. We did not experience any material losses related to the ransomware attack and were able to recover all data quickly, with only a minimal and temporary interruption to our business. While we have implemented measures to protect our data security and information technology systems, such measures may not prevent these events. Although we have cyber-insurance coverage that may cover certain events described above, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage.

If a breach of our measures protecting personal data covered by HIPAA, the HITECH Act, or the CCPA occurs, we may incur significant liabilities.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the HITECH Act, and the regulations that have been issued under it, impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information. The requirements and restrictions apply to "covered entities" (which include health care providers and insurers) as well as to their business associates that receive protected health information from them in order to provide services to or perform certain activities on their behalf. The statute and regulations also impose notification obligations on covered entities and their business associates in the event of a breach of the privacy or security of protected health information. We occasionally receive protected health information from our customers in the course of our business. As such, we believe that we are business associates and therefore subject to HIPAA’s requirements and restrictions with respect to handling such protected health information, and have executed business associate agreements with certain customers.

In addition, California has enacted the California Consumer Privacy Act (CCPA), which came into effect on January 1, 2020. Pursuant to the CCPA, certain businesses are required, among other things, to make certain enhanced disclosures related to California residents regarding the use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. Aside from California, Texas and several other major states impose rigorous local medical privacy requirements.

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

The Patient Protection and Affordable Care Act (the PPACA) imposed, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States. Under these provisions, the Congressional Research Service predicted that the total cost to the medical device industry may be up to $20 billion over a decade. The Internal Revenue Service issued final regulations implementing the tax in December 2012, which required, among other things, bi-monthly payments and quarterly reporting. The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law in December 2015, included a two-year moratorium on the medical device excise tax. A second two-year moratorium on the medical device excise tax was signed into law in January 2018 as part of the Extension of Continuing Appropriations Act, 2018 (Pub. L. 115-120), extending the moratorium through December 31, 2019. On December 20, 2019, President Trump signed into law a permanent repeal of the medical device tax under the PPACA, but there is no guarantee that Congress will not reverse course in the future. If such an excise tax on sales of our products in the United States is enacted, it could have a material adverse effect on our business, results of operations, and financial condition.

We could incur asset impairment charges related to certain leasehold improvements and construction in progress, which could adversely affect our business, results of operations, and financial condition.

Our long-term assets include property and equipment of $116.2 million and $102.5 million, of which $60.8 million and $37.6 million represents the value of improvements to our leased assets, and of which $59.1 million and $65.6 million represents construction in progress (each as described more fully in Note 8, Property and Equipment, Net, to our audited consolidated financial statements included in this Annual Report on Form 10-K), as of December 31, 2023 and 2022, respectively. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the asset is written down to fair value, which is determined based on appraised value. Any such impairment could result in a non-cash charge equal to the full value of these improvements. During the years ended December 31, 2023, 2022, and 2021, we did not recognize an impairment charge with respect to our long-lived assets. Changes in our assumptions with respect to our expected use of these assets may result in an impairment charge in the future, which could adversely affect our business, results of operations, and financial condition.

We may be required to record a significant charge to earnings if our goodwill and other amortizable intangible assets, or other assets become impaired.

We are required under generally accepted accounting principles in the United States (GAAP) to test goodwill for impairment at least annually and to review our goodwill, amortizable intangible assets, and other assets acquired through merger and acquisition activity, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, amortizable intangible assets, and other assets acquired via acquisitions include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. We may be required in the future to record additional charges to earnings if our goodwill, amortizable intangible assets, or other investments become impaired. Any such charge would adversely impact our financial results.

Our ability to use our net operating loss carryforwards may be subject to certain limitations.

As of December 31, 2023, we had approximately $11.7 million of federal net operating loss carry-forwards available for the reduction of future years’ federal taxable income, all of which can be carried forward indefinitely. Under the Internal Revenue Code of 1986, as amended, or the Code, the deductibility of the net operating loss-carry-forward as of December 31, 2023 and all future net operating loss-carry-forwards is limited to 80% of taxable income, limiting or delaying in part the use of net operating loss-carry-forwards. As of December 31, 2023, we also had state net operating loss carry-forwards of approximately $9.4 million expiring from the year ended December 31, 2031 through 2038. It is uncertain whether and to what extent applicable state tax laws will conform to the federal rule, though we are already subject to limitations in net operating loss utilization in certain states.

In addition, our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Code. In the event of an "ownership change", Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An "ownership change" is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. As of December 31, 2021, we performed a study and determined that there is no limitation on our federal net operating losses. Current or future changes in our stock ownership may trigger an "ownership change," some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, could be limited by Section 382, which could potentially result in increased future tax liability to us.

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

Section 90004 of the Infrastructure Investment and Jobs Act, enacted in November 2021, requires manufacturers to pay a refund to the federal government if more than a certain applicable percentage of their single-use product is not administered to a patient and is discarded ("wasted") by providers. Because there is a lack of consistency and uniformity in wound sizes, it is likely that some skin substitute product is discarded with every treatment. The rebate obligation took effect January 1, 2023, and CMS proposed a methodology to implement the rebate in the MPFS rulemaking. The applicable percentage is required to be at least 10 percent of total allowed charges for the drug in a given calendar quarter. CMS has the authority to increase the applicable percentage that applies to refunds for discarded product if there are "unique circumstances." We submitted comments on the proposal noting the unique circumstances related to skin substitutes and asking CMS to apply a higher percentage. In the 2023 MPFS final rule, published on November 1, 2022, CMS did not apply a higher applicable percentage to any products other than the hydrogel example they used in the proposed rule and stated that they plan to collect additional information about products that may have unique circumstances such that an increased applicable percentage (higher than 10 percent) would apply. CMS estimated the wastage percentage for three of our products - Apligraf, Dermagraft, and PuraPly - based on 2020 data. In the calendar year 2023 rulemaking, CMS exempted skin substitutes from this refund requirement. This exemption is based on the possibility that CMS will, in future rulemaking, stop paying for skin substitutes using the ASP methodology and bundle payment into the payment for the application of the product. However, because we do not know if or when CMS will begin bundled payment under the MPFS, this exemption may be rescinded and we may be required to refund payments made for the discarded portions of our products. If that happens, we do not know if the refund amounts calculated in 2023 will be similar to these estimates but if they are then we may owe rebates, which could be material, on these products and possibly other products. The total amount of any potential discarded product rebate liability is not known at this time.

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

As biological products and medical devices, many of the products that we market require regulatory approvals or clearances from the FDA, or from similar regulatory authorities outside of the United States, before they may legally be distributed in commerce. In particular, such products may require FDA approval of Biologics License Applications, or BLAs, under Section 351 of the PHSA, Premarket Approval, or PMA, submissions under Section 515 of the Federal Food, Drug, and Cosmetic Act, or FDCA, or may require clearance under Section 510(k) of the FDCA. Although we believe that we have all necessary regulatory approvals or clearances legally required for the products that we currently market, the introduction of new or modified products, or new or modified FDA regulatory rules, may require us to secure new approvals or clearances. Additionally, the FDA may take the position that some of the products that we currently market without premarket approval or clearance in fact require such approval or clearance. The process of obtaining an approved BLA or PMA requires the expenditure of substantial time, effort and financial resources and may take years to complete. Although obtaining clearance under section 510(k) is somewhat less burdensome, it is also associated with significant costs and resource commitments. The fee for filing a BLA, PMA or 510(k) notification, and the annual user fees for any establishment that manufactures biologics or medical devices, as well as product fees applicable to each approved product are substantial.

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

Certain of the products that we manufacture, process and distribute are, or are derived from, human cells or tissues, including amniotic tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. In particular, HCT/Ps that meet certain criteria set forth in the FDA’s regulations at 21 C.F.R. § 1271.10 are regulated solely under Section 361 of the PHSA, so-called "Section 361 HCT/Ps", and are not subject to any premarket clearance or approval requirements. They are also subject to less stringent post-market regulatory requirements than products regulated under Section 351 of the PHSA and/or under Sections 505, 510 or 515 of the FDCA. The Company has believed that certain of our HCT/Ps, including our products derived from amniotic membrane, qualify for regulation as Section 361 HCT/Ps. However, the regulatory classification of an HCT/P as a Section 361 HCT/P depends in part on the purposes for which the product is intended and in part on the processing to which an HCT/P is subject. On November 16, 2017, the FDA issued a final guidance document entitled, "Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use", or 361 HCT/P Guidance, which provides FDA’s current thinking on how to apply the existing regulatory criteria for regulation as a Section 361

HCT/P. These include, in addition to other requirements, requirements that an HCT/P be both minimally manipulated and intended for homologous use. In general, "minimal manipulation" is a standard referring to the degree to which the original characteristics of an HCT/P have been altered by processing and "homologous use" refers to the requirement that an HCT/P perform the same basic function in the donor as in the recipient. Any action by the FDA to apply the principles set forth in the 361 HCT/P Guidance to the HCT/Ps that we distribute could have adverse consequences for us and make it more difficult or expensive for us to conduct our business.

In light of the 361 HCT/P Guidance, our labeling and marketing claims for our placental-based membrane products, including our Affinity, NuShield, and Novachor products, clarify that they are intended as protective barriers, and thus meet the homologous use requirement to qualify as Section 361 HCT/Ps. However, the FDA could disagree with our conclusion and require premarket approval or clearance for Affinity, NuShield, or any placental-based sheet product we market, which would disrupt the marketing of these products, potentially expose us to regulatory sanctions, and have a material adverse effect on our business, financial condition and results of operations. Further, we believe it is necessary to obtain FDA approval of a BLA for NuCel and ReNu because those products may be deemed to be more than minimally manipulated, not for homologous use, or otherwise not regulated as Section 361 HCT/Ps. We continue to conduct clinical studies of ReNu to support FDA approval of a BLA for the management of symptoms associated with knee OA and, based on favorable feasibility studies that are subject to further evaluation, we believe ReNu has potential as a treatment for additional OA and tissue regeneration applications. We have discontinued clinical development of NuCel. If we obtain BLA approval for ReNu or NuCel, compliance with applicable post-market regulatory requirements will involve significant time and substantial costs. Even for those products that remain regulated as Section 361 HCT/Ps, increasing regulatory scrutiny within the industry in which we operate could lead to heightened requirements, compliance with which could be costly. The costs and other resource burdens associated with any of these regulatory outcomes may limit the resources available to us to fully exploit our technologies or may otherwise limit our ability to carry out other business activities.

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

Our business is subject to continuing and evolving significant regulatory obligations by the FDA and other authorities, compliance with which is expensive and time-consuming and may impede our ability to fully exploit our technologies or otherwise limit our ability to meet other business objectives.

Aside from the obligation to obtain regulatory approvals or clearances, companies such as ours have ongoing regulatory obligations that are expensive and time-consuming to meet. In particular, the production and marketing of our products are subject to extensive regulation and review by the FDA and numerous other governmental authorities both in the United States and abroad. As noted above, some of the products that we distribute are considered Section 361 HCT/Ps. The FDA’s regulation of HCT/Ps includes requirements for registration and listing of products; donor screening and testing; processing and distribution, known as "Current Good Tissue Practices," or cGTP; labeling; record keeping and adverse-reaction reporting; and inspection and enforcement. Moreover, it is likely that the FDA’s regulation of HCT/Ps will continue to evolve in the future. Complying with any such new regulatory requirements may entail significant time delays and expense, which could have a material adverse effect on our business, results of operations, and financial condition.

Our other products are regulated as biologics and medical devices, which are subject to even more stringent regulation by the FDA. As noted above, these products are subject to rigorous premarket review processes, and an approval or clearance may place substantial restrictions on the indications for which the product may be marketed or the population for whom it may be marketed, may require warnings to accompany the product or may impose other restrictions on the sale and/or use of the product. In addition, most of our products are subject to continuing obligations to comply with other substantial regulatory requirements, including the FDA’s cGTP regulations, the FDA’s Current Good Manufacturing Practices (cGMP) regulations, adverse event reporting, FDA inspections, and the FDA’s QSR, and the regulatory expectations for these types of regulatory obligations may evolve over time. For example, on January 31, 2024, the FDA issued a final rule amending the QSR for medical devices. This final rule is intended to more closely align the FDA QSR with the international consensus standard for device quality management and will become effective on February 2, 2026. We may need to dedicate considerable resources to come into compliance with the new QSR by the final rule’s effective date. The costs and other resource burdens associated with maintaining regulatory approvals or clearances for our products and otherwise meeting our regulatory obligations may limit the resources available to us to fully exploit our technologies or may otherwise limit our ability to carry out other business activities.

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

Manufacturers of medical devices and biological products are permitted to promote products solely for the uses and indications set forth in the approved or cleared product labeling. Traditionally, many of our wound dressing products have been marketed and, in some cases, specifically cleared, for use in “wound management;” however, the FDA is currently reconsidering whether wound dressings may continue to use that term in device labeling and promotional materials. On November 30, 2023, the FDA issued a proposed rule that would prohibit wound dressings from using the term “wound management,” a generally well-understood and accepted term in the healthcare community that describes a context of use. If the rule is finalized, we will be required to update the labeling and promotional material for many of our wound dressings which may make it more difficult to distinguish our wound dressings from competing wound care products.

In addition, a number of enforcement actions have been taken against manufacturers that promote products for off-label uses (i.e., uses that are not described in the approved or cleared labeling), including actions alleging that claims submitted to government healthcare programs for reimbursement of products that were promoted for off-label uses are fraudulent in violation of the Federal False Claims Act or other federal and state statutes and that the submission of those claims was caused by off-label promotion. The failure to comply with prohibitions on off-label promotion can result in significant monetary penalties, revocation or suspension of a company’s business license, suspension of sales of certain products, product recalls, civil or criminal sanctions, exclusion from participating in federal healthcare programs, or other enforcement actions. In the United States, allegations of such wrongful conduct could also result in a corporate integrity agreement with the U.S. government that imposes significant administrative obligations and costs.

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

If a government entity opens an investigation into possible violations of any of these laws (which may include the issuance of subpoenas or civil investigative demands), we would have to expend significant resources to defend ourselves against the allegations. Allegations that we, our officers, or our employees violated any one of these laws can be made by individuals called "whistleblowers" who may be our employees, customers, competitors, or other parties. Government policy is to encourage individuals to become whistleblowers and file a complaint in federal court alleging wrongful conduct. The government is required to investigate all of these complaints and decide whether to intervene. If the government intervenes and we are required to pay money back to the government, the whistleblower, as a reward, is awarded a percentage of the collection. If the government declines to intervene, the whistleblower may proceed on their own and, if they are successful, they will receive a percentage of any judgment or settlement amount the company is required to pay. The government may also initiate an investigation on its own. Such actions could have a significant impact on our business, including the imposition of significant fines, and other sanctions that may materially impair our ability to run a profitable business. In particular, if our operations are found to be in violation of any of the laws described above or if we agree to settle with the government without admitting to any wrongful conduct or if we are found to be in violation of any other governmental regulations that apply to us, we, our officers and employees may be subject to sanctions, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, the curtailment or restructuring of our operations and the imposition of a corporate integrity agreement, any of which could adversely affect our business, results of operations, and financial condition.

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

There have been and continue to be laws enacted by the federal government, state governments, regulators, and third-party payers to control healthcare costs, and generally, to reform the healthcare system in the United States. For example, the PPACA and the Medicare Access and CHIP Reauthorization Act of 2015 substantially changed the way healthcare is delivered and financed by both governmental and private insurers. These changes included the creation of demonstration programs and other value-based purchasing initiatives that provide financial incentives for physicians and hospitals to reduce costs, including incentives for furnishing low-cost therapies for chronic wounds even if those therapies are less effective than our products. There were extensive efforts recently to modify or repeal all or part of PPACA. Tax reform legislation was passed that includes provisions that impact healthcare insurance coverage and payment such as the elimination of the tax penalty for individuals who do not maintain health insurance coverage (the so-called "individual mandate"). Such actions or similar actions could have a negative effect on the utilization of our products. We expect such efforts to continue and that there may be additional reform proposals at federal and state levels. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit upheld a lower court’s determination in California v. Texas (orig. Texas v. Azar, 4:18-cv-00167), that the individual mandate was unconstitutional and remanded the case to the lower court for further analysis as to whether PPACA as a whole is unconstitutional because the individual mandate is not severable from other provisions of the law. The United States Supreme Court agreed to review the case and on June 17, 2021, ordered that the Fifth Circuit’s decision be reversed and that the case be dismissed.

Additionally, on August 16, 2022, Congress passed legislation to limit the price of drugs and biologicals under the Medicare program. The IRA establishes a Drug Price Negotiation Program that requires the Secretary of Health and Human Services to negotiate the price of certain high expenditure Medicare drugs that do not have generic or biosimilar competition. The law also establishes Medicare Part B inflationary rebates, effective Q1 2023. Generally, manufacturers of Part B drugs with an ASP+6% that exceeds the inflation-adjusted payment amount from Q3 2021 will be required to pay a rebate to the Medicare program. These and similar drug pricing reforms could increase pricing pressure on our products.

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

Reimbursement from Medicare, Medicaid, and other third-party payers is usually adjusted yearly as a result of legislative, regulatory, and policy changes as well as budgetary pressures. In fact, Medicare has signaled that it may discontinue its two-tier bundling policy when it solicited comments on alternatives in its calendar year 2019 rulemaking. Changes in the policy could occur as early as calendar year 2024 and could include the establishment of a single bundle for all products which could place our products at a significant competitive disadvantage. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payers, or the denial of, or provision of uneconomical reimbursement for new products, as a result of these changes may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment, or enforcement landscape relative to our customers’ healthcare services also have the potential to significantly affect our operations and revenue. In addition, Medicare uses regional contractors called Medicare Administrative Contractors, or MACs, to process claims, develop coverage policies and make payments within designated geographic jurisdictions. While our products are currently covered by most MACs, we cannot be certain they will be in the future.

Wound care supplies, such as our product line acquired from CPN Biosciences, are subject to coding verification from CMS’s Pricing, Data Analysis and Coding contractor (the PDAC). The PDAC is responsible for verifying the HCPCS Level II DMEPOS Codes for all wound care supplies. Our current wound care supplies sold through CPN have received coding verification from the PDAC and all products have HCPCS Level II codes. Additional wound care supplies that we develop or acquire will also be subject to the PDAC coding verification process. We cannot guarantee the outcome of the PDAC coding verification process. If we are unsuccessful in receiving verification of the applicable HCPCS codes for our products, our wound care supplies could be ineligible for reimbursement or reimbursed at a lower rate than appropriate for our supplies.

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

Our products are subject to varying forms of governmental and private payor reimbursement, and fluctuations in these forms of payment may adversely affect our business. For example, in sites of service where payment for skin substitutes is based on the ASP methodology, Medicare pays for skin substitutes separately from the application procedure. In this case, the Medicare payment rate for all skin substitutes (including ours) is calculated on a per square centimeter basis. These rates are adjusted quarterly based on manufacturer ASP reporting, and the payment amount is ASP plus 6% when Medicare includes our ASP in its quarterly ASP file; when ASP data is not available in the quarterly ASP file, MACs may ask CMS what the ASP is or they may reimburse at WAC plus 3%, or invoice pricing. All Medicare payment amounts, including separate payments under the ASP methodology, are subject to sequestration. The Medicare sequestration of 2%, under the BCA, was temporarily suspended and that suspension continued through March 31, 2022. On April 1, 2022, the sequestration became 1% and it returned to 2% as of July 1, 2022. Additionally, under Statutory PAYGO, a 4% Medicare sequester could be ordered at the end of the 2024 Congressional session. Before January 2022, the Medicare statute did not require us to report ASP for our products because they are regulated by the FDA as medical devices. However, starting with the reporting deadline for the first quarter of 2022, we were required to report ASP for our products based on a provision within the Consolidated Appropriations Act of 2020, signed into law on December 27, 2020.

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

Furthermore, Medicare has signaled that it may revise its two-tiered bundled payment policy for skin substitutes. Medicare solicited comments in rulemaking for calendar year 2019 related to proposed updates and policy changes under the Medicare Hospital Outpatient Prospective Payment System (OPPS) and Ambulatory Surgical Center Payment System. Medicare specifically solicited comments on whether it should eliminate the two-tiered bundle policy and establish a single bundle for all products. However, Medicare did not make any changes to its two-tiered payment policy in response to those comments. If CMS proposes and finalizes any revisions to its two-tiered payment policy, those changes could result in decreased reimbursement for our products which could decrease utilization and reduce our revenues. Moreover, any new policy could result in a financial incentive for hospitals and ASCs to use our competitor’s products, thereby reducing our market share and revenue.

Three MACs recently withdrew LCDs for skin substitutes and/or CTPs for the treatment of DFUs and VLUs in the Medicare population that would have eliminated coverage for certain of our products as of October 1, 2023. Had these LCDs taken effect or if new LCDs are adopted and take effect in the future that eliminate or reduce coverage for our products, it could have a material adverse effect on utilization of our products, our business and our revenue.

On August 3, 2023, three MACs (Novitas, First Coast Services, and CGS) published final LCDs for skin substitutes and CTPs for the treatment of DFUs and VLUs in the Medicare population that would have eliminated coverage for our PuraPly, Novachor, TransCyte, Affinity and NuShield products as of October 1, 2023. These LCDs were withdrawn by the MACs on September 28, 2023 and our products remain covered. Had coverage for these products been eliminated, it would have presented a significant amount of uncertainty regarding (i) future revenue for the affected products in the applicable regions and (ii) the potential impact on demand for our products when used for treatment of non-DFU/VLU wounds. While in this case the LCDs were ultimately withdrawn before they took effect, there is no guarantee that the MACs will not adopt new LCDs in the future that could eliminate or reduce coverage for our products. If new LCDs are adopted in the future that eliminate or reduce coverage for our products and we are unable to convince the MACs to withdraw them, it could materially and adversely impact utilization of our products, our business, and our revenue.

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

As of December 31, 2023, we had approximately $66.6 million of aggregate principal amount of indebtedness outstanding under our 2021 Credit Agreement. Our 2021 Credit Agreement requires that we comply with certain financial covenants that include Consolidated Fixed Charge Coverage Ratio and Consolidated Total Net Leverage Ratio, tested quarterly. If we are unable to meet these financial covenants, the borrowings under the 2021 Credit Agreement may become due and payable immediately unless we obtain an amendment from our lenders and we would be prohibited from making any borrowings under the Revolving Facility (see "Indebtedness - 2021 Credit Agreement"). There can be no assurance that our lenders would agree to any such amendment on acceptable terms, or at all. In addition, our indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness and could have other important consequences to our debt holders and significant effects on our business. For example, it could:

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

Alan A. Ades, Albert Erani, Glenn H. Nussdorf, Dennis Erani, Starr Wisdom, and certain of their respective affiliates, including Organo PFG LLC, Organo Investors LLC, Dennis Erani 2012 Issue Trust, Alan Ades as Trustee of the Alan Ades 2014 GRAT, Albert Erani Family Trust dated 12/29/2012, GN 2016 Family Trust u/a/d August 12, 2016, GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016 and RED Holdings, LLC, who we refer to collectively as the Significant Stockholder Group, control a significant amount of the voting power of the outstanding Class A common stock. As of February 26, 2024, the Significant Stockholder Group collectively beneficially owns approximately 46% of the Company’s Class A common stock. As a result of this voting control, the Significant Stockholder Group collectively can effectively determine the outcome of all matters requiring stockholder approval, including, but not limited to, the election and removal of the Company’s directors (including the right to designate four of our directors pursuant to the terms of an agreement between the Company and the Significant Stockholder Group), as well as other matters of corporate or management policy (such as potential mergers or acquisitions, payment of dividends, asset sales, and amendments to the Company’s certificate of incorporation and bylaws). This concentration of ownership may delay or deter possible changes in control and limit the liquidity of the trading market for the Company’s Class A common stock, which may reduce the value of an investment in its Class A common stock. This voting control could also deprive stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a potential sale of the Company. So long as the Significant Stockholder Group and their affiliates continue to own a significant amount of the Company’s combined voting power, they may continue to be able to strongly influence or effectively control its decisions. The interests of the Significant Stockholder Group and their affiliates may not coincide with the interests of other holders of the Company Class A common stock.

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

Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Any unanticipated shortfall in our revenue in any fiscal quarter could have an adverse effect on our results of operations in that quarter. The effect on our net income of such a shortfall could be exacerbated by the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs. These fluctuations could cause the trading price of our stock to be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future.

Some companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation, as we are and as disclosed in Item 3, "Legal Proceedings". Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms.

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

We are exposed to potential liabilities and reputational risk associated with securities class action litigation. We are party to a securities class action lawsuit as disclosed in Item 3, "Legal Proceedings". We may be subject to additional lawsuits, including class action or securities derivative lawsuits as well as incur additional legal fees and may face negative impacts to our stock price and reputation. In addition, we are obligated to indemnify and advance expenses to certain individuals involved in certain of these proceedings.

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

Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, prospects, financial condition or results of operations. We do not maintain "key person" insurance policies on the lives of these individuals or any of our other employees.

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

Uncertainty and adverse changes in the general economic conditions, including recent turmoil in the global banking system, may negatively affect our business.

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

Moreover, there has been recent turmoil in the global banking system. On March 10, 2023, Silicon Valley Bank ("SVB"), was closed, followed on March 11, 2023 and May 1, 2023, by Signature Bank and First Republic Bank, respectively, and the FDIC was appointed as receiver for those banks. SVB is one of our lenders at which we maintained deposit and money market accounts prior to its closure and have since transferred all of our deposits previously held with the bank to other banking institutions, with the exception of $2.3 million which we maintain in one operating account at SVB. There have been reports of instability at other banks across the globe including Credit Suisse, which was acquired by UBS. Despite the steps taken to date by U.S. agencies to protect depositors and our current belief that we do not have exposure to loss as a result of SVB’s receivership, the follow-on effects of the events surrounding the SVB, Signature Bank and First Republic Bank failures and pressure on other banks are unknown and could include failures of other financial institutions or significant disruptions to our operations, financial position, and reputation. A severe or prolonged economic downturn, such as the global financial crisis of 2007-2008, could result in a variety of risks to our business, including a decrease in the demand for our products and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. We cannot anticipate all the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our business, results of operations, and financial condition.

GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are highly complex. These matters include, but are not limited to, revenue recognition, leases, income taxes, impairment of goodwill and long-lived assets and equity-based compensation. Changes in these rules, guidelines or interpretations could significantly change our reported or expected financial performance or financial condition.

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

If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, trading our common stock could be conducted only in the over-the-counter (OTC) market or on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of developing, implementing, and maintaining measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data and to address potential cybersecurity incidents that may materially affect our business.

Our information security team manages and enhances our cybersecurity infrastructure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. We utilize cybersecurity tools, including the Collective Controls Catalog, in assessing the threat landscape and continuously monitoring our environment.

We face a number of cybersecurity risks in connection with our business. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. However, such risks and threats have not materially affected our business strategy, results of operations, or financial condition to date.

Third-party service providers and consultants

Cybersecurity partners are a key part of our cybersecurity infrastructure. We partner with cybersecurity companies and leverage their technology and expertise to better protect the Company. From time to time, we engage certain vendors to monitor our environment, which includes an outsourced security operations center. We may also from time to time engage partners for periodic penetration testing and vulnerability assessments. We intend to continue to work to formalize our cybersecurity program, including developing processes for third-party service provider cyber-risk oversight and management.

Governance

Our cybersecurity organization, led by our Assistant Vice President of IT and our Director of Information Security, is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. Within our team, our current Director of Information Security has professional cybersecurity certifications. The Company’s Board of Directors administers risk management oversight through the Audit Committee of the Board. Our Audit Committee receives quarterly updates about the effectiveness of the Company’s cybersecurity and information security programs, vulnerability and threat detection, progress relative to the Company’s cybersecurity roadmap, and the status of projects to strengthen our information security systems. The Audit Committee discusses with Company management and the Board the Company’s processes with respect to risk assessment and risk management.

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

In Norwood, Massachusetts, we have a leased facility of approximately 43,850 square feet for office, laboratory, and manufacturing use. The lease commenced on March 13, 2019. The rent commencement date was February 1, 2020. The initial lease term is ten years from the rent commencement date and was extended for additional five years in December 2021. We have an option to extend the term for another ten years if exercised within 16-24 months from the end of the lease term.

We lease smaller facilities in Alabama, California, Florida, and Massachusetts, for manufacturing, warehouse, office, and laboratory space, under agreements with varying expiration dates through 2031.

ITEM 3. LEGAL PROCEEDINGS

On December 10, 2021, a class action complaint captioned Somogyi v. Organogenesis Holdings Inc., et al. was filed on behalf of a putative class of all purchasers of our securities against us and our Chief Executive Officer and Chief Financial Officer in the

United States District Court for the Eastern District of New York. The court appointed Donald Martin as lead plaintiff. Mr. Martin filed an amended complaint on October 24, 2022 that brings claims on behalf of a purported class of all purchasers of our securities from August 10, 2020 through August 9, 2022 and alleges violations of federal securities law in connection with alleged false and misleading statements with respect to, among other matters, revenue, sales growth and ability to compete in connection with our Affinity and PuraPly XT products. The amended complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unquantified damages as well as attorneys’ fees, expert fees and other costs. The action is in the early stages of litigation. We believe the claims are without merit and intend to vigorously contest them. On March 13, 2023, we filed our motion to dismiss the litigation for failure to state a claim upon which relief can be granted. Briefing was completed on May 30, 2023 and on February 20, 2024, the Court heard oral arguments on the motion to dismiss. The timing for a ruling on the motion to dismiss is currently uncertain.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the Nasdaq Capital Market under the symbol "ORGO". As of February 26, 2024, a total of 131,963,176 shares of our Class A common stock were outstanding and we had 607 holders of record of our Class A common stock. This number does not include shareholders for whom shares are held in "nominee" or "street" name.

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

Stock Performance Graph(1)

The following graph shows a comparison from December 31, 2018 through December 29, 2023 of cumulative total return on assumed investments of $100.00 in cash in each of our Class A common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF FIVE YEARS CUMULATIVE TOTAL RETURN

Among Organogenesis Holdings Inc., the NASDAQ Composite Index,

and the NASDAQ Biotechnology Index

Organogenesis Holdings, Inc. (ORGO)
NASDAQ Composite (IXIC)
NASDAQ Biotechnology (NBI)
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023

(1)
This performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that

Section, and shall not be deemed incorporated by reference into any filing of Organogenesis Holdings Inc. under the Securities Act of 1933, as amended.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of this Annual Report on Form 10-K.

Unless the context otherwise requires, for purposes of this section, the terms we," "us," "our," "the Company," "Organogenesis" and "ORGO" will refer to Organogenesis Holdings Inc. and its subsidiaries as they currently exist.

Overview

Organogenesis is a leading regenerative medicine company focused on the development, manufacture, and commercialization of solutions for the Advanced Wound Care and Surgical & Sports Medicine markets. Our products have been shown through clinical and scientific studies to support and in some cases accelerate tissue healing and improve patient outcomes. We are advancing the standard of care in each phase of the healing process through multiple breakthroughs in tissue engineering and cell therapy. Our solutions address large and growing markets driven by aging demographics and increases in comorbidities such as diabetes, obesity, cardiovascular and peripheral vascular disease. We offer our differentiated products and in-house customer support to a wide range of health care customers including hospitals, wound care centers, government facilities, ASCs and physician offices. Our mission is to provide integrated healing solutions that substantially improve medical outcomes and the lives of patients while lowering the overall cost of care.

We offer a comprehensive portfolio of products in the markets we serve that address patient needs across the continuum of care. We have and intend to continue to generate data from clinical trials, real-world outcomes and health economics research that validate the clinical efficacy and value proposition offered by our products. Several of our existing and pipeline products in our portfolio have PMA, or 510(k) clearance from the FDA. Given the extensive time and cost required to conduct clinical trials and receive FDA approvals, we believe that our data and regulatory approvals provide us with a strong competitive advantage. Our product development expertise and multiple technology platforms provide a robust product pipeline, which we believe will drive future growth.

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our Advanced Wound Care products include Apligraf for the treatment of VLUs and DFUs; Dermagraft for the treatment of DFUs (manufacturing and distribution currently suspended pending transition to a new manufacturing facility or engagement of a third-party manufacturer); PuraPly AM and PuraPly XT as antimicrobial barriers and native, cross-linked ECM scaffold for a broad variety of wound types; and Affinity, Novachor and NuShield placental allografts to address a variety of wound sizes and types as a protective barrier and ECM scaffold. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

In the Surgical & Sports Medicine market, we are leveraging our broad regenerative medicine capabilities to address chronic and acute surgical wounds and tendon and ligament injuries. Our Sports Medicine products include NuShield for surgical applications in targeted soft tissue repairs; and Affinity, Novachor, PuraPly MZ, PuraPly AM, and PuraPly SX for management of open wounds in the surgical setting. We currently sell these products through independent agencies and our direct sales force.

We generated net revenue of $433.1 million, $450.9 million, and $467.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. We reported net income of $4.9 million, $15.5 million, and $94.2 million (which includes a $48.3 million benefit from release of a tax valuation allowance) for the years ended December 31, 2023, 2022, and 2021, respectively. While we reported net income for the most recent four years, we have incurred significant losses since inception and we may incur operating losses in the future as we expend resources as part of our efforts to grow our organization to support the planned expansion of our business. As of December 31, 2023, we had an accumulated deficit of $41.0 million. Our primary sources of capital to date have been from sales of our products, borrowings from related parties and institutional lenders and proceeds from the sale of our Class A common stock. We operate as one segment of regenerative medicine.

CPN Acquisition

On September 17, 2020, we acquired certain assets and assumed certain liabilities of CPN Biosciences, LLC (CPN) pursuant to an asset purchase agreement dated July 24, 2020, which was accounted for using the acquisition method of accounting in accordance with applicable accounting standards. The aggregated consideration amounted to $19.0 million as of the acquisition date which consisted of $6.4 million in cash, 2,151,438 shares of our common stock with a fair value of $8.8 million, and a contingent consideration (the Earnout) with a fair value at such time of $3.8 million. At the closing, we paid $5.8 million in cash and issued 1,947,953 shares of our Class A common stock. The remaining consideration of $1.4 million was held back and was released in April 2022 by the Company paying $0.6 million in cash and issuing 203,485 shares of the Company’s Class A common stock to the former equity holders of CPN. As of the conclusion of the Earnout period on June 30, 2022, the Company calculated the Earnout liability to be $0. The results of operations of CPN have been included in our consolidated financial statements beginning on the acquisition date.

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

Local Coverage Determinations

In August 2023, three MACs issued LCDs eliminating coverage for DFUs and VLUs for over 130 products, including five of our commercially marketed products. The LCDs were scheduled to take effect on September 17, 2023, and subsequently delayed to October 1, 2023. Given the potential adverse impact these LCDs could have on patients and on our business, we worked with our advisors to convince the MACs to withdraw the LCDs and incurred legal expenses and compensation expenses related to retention for impacted sales employees of $1.2 million and $0.7 million, respectively, for the year ended December 31, 2023. On September 28, 2023, the three MACs withdrew the LCDs. Notwithstanding the ultimate withdrawal of the LCDs, we believe that some of our customers elected to purchase covered products from our competitors, reducing our revenue for the third and fourth quarters of fiscal 2023.

License And Manufacturing Agreement

In November 2023, we entered into a trademark license and manufacturing agreement with Vivex to sell its Dual and Matrix products, with the option to license the VIA products. We paid an upfront licensing fee to Vivex to sell Dual and Matrix, and also agreed to pay a fixed milestone payment for Dual in the event that its ASP is published by certain government agencies for a specified period of time. In addition, the Company is required to pay a low double-digit royalty and a high single-digit royalty on the Net Sales of Dual and Matrix, respectively, during the royalty term, as defined in the agreement with Vivex. The royalty term is commensurate with the initial term of the contract and will continue for each subsequent renewal period. The initial term of the agreement expires on December 31, 2026 and can be renewed for up to five additional one-year terms. We paid $5.0 million in upfront licensing fees in the fourth quarter of 2023, and accrued an additional $2.5 million for a milestone payment that we have determined we are probable of owing to Vivex.

Management’s Use of Non-GAAP Measures

Our management uses financial measures that are not in accordance with GAAP (Non-GAAP), in addition to financial measures in accordance with GAAP, to evaluate our operating results. These Non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Our management uses Adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. Our management believes Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the items that we exclude. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

We define EBITDA as net income (loss) before depreciation and amortization, interest expense and income taxes. We define Adjusted EBITDA as EBITDA, further adjusted for the impact of certain items that we do not consider indicative of our core operating performance. These items include non-cash equity compensation, restructuring charges, recovery of certain notes receivable from related parties, write-off of the capitalized costs related to certain unfinished construction work and other long-term assets, the change in the fair value of the earnout liability in connection with the CPN acquisition, fees paid in connection with settlement of previously disputed GPO fees, loss on the extinguishment of debt, and the cancellation fee for terminating certain agreements or pausing a certain construction project. We have presented Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.

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

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs, and physician offices. We primarily sell our Surgical & Sports Medicine products through third-party agencies. As of December 31, 2023, we had approximately 260 direct sales representatives and approximately 160 independent agencies.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. In consideration of the factors discussed above, in the fourth quarter of 2021, we determined it was more likely than not that our deferred tax assets would be realized in the future and released the valuation allowance on our net U.S. deferred tax assets as of December 31, 2021, resulting in a benefit of $48.3 million in income taxes. We believe that our net U.S. deferred tax assets did not require a valuation allowance as of December 31, 2023.

Our U.S. provision for income taxes relates to current tax expense associated with taxable income that could not be offset by net operating losses or research and development credits. The utilization of our remaining federal net operating losses is subject to an 80% taxable income limitation and for certain states we have no net operating losses remaining to offset state taxable income or the utilization of the remaining state net operating losses are subject to a limitation. We have also recorded a foreign provision for income taxes related to our wholly-owned subsidiary in Switzerland.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Year Ended December 31,
	2023	2022	2021
Net revenue	$433,140	$450,893	$467,359
Cost of goods sold	106,481	105,019	114,199
Gross profit	326,659	345,874	353,160
Operating expenses:
Selling, general and administrative	269,754	283,808	250,200
Research and development	44,380	39,762	30,742
Total operating expenses	314,134	323,570	280,942
Income from operations	12,525	22,304	72,218
Other expense, net:
Interest expense, net	(2,190)	(2,009)	(7,236)
Loss on the extinguishment of debt	—	—	(1,883)
Other income (loss), net	57	(13)	(13)
Total other expense, net	(2,133)	(2,022)	(9,132)
Net income before income taxes	10,392	20,282	63,086
Income tax (expense) benefit	(5,447)	(4,750)	31,116
Net income and comprehensive income	$4,945	$15,532	$94,202

EBITDA and Adjusted EBITDA

The following table presents a reconciliation of GAAP net income to non-GAAP EBITDA and non-GAAP Adjusted EBITDA, for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income	$4,945	$15,532	$94,202
Interest expense, net	2,190	2,009	7,236
Income tax expense (benefit)	5,447	4,750	(31,116)
Depreciation	10,448	5,845	5,781
Amortization	4,918	4,883	4,949
EBITDA	27,948	33,019	81,052
Stock-based compensation expense	8,996	6,552	3,864
Restructuring charge (1)	3,796	2,268	4,704
Recovery of certain notes receivable from related parties (2)	—	—	(179)
Write-off of certain assets (3)	—	4,200	1,104
Change in fair value of earnout (4)	—	—	(3,985)
Settlement fee (5)	—	2,600	700
Loss on extinguishment of debt (6)	—	—	1,883
Facility construction project pause (7)	—	632	—
Legal and consulting fees (8)	1,182	—	—
Sales retention (9)	694	—	—
Adjusted EBITDA	$42,616	$49,271	$89,143

(1)
Amounts reflect employee retention and benefits as well as other exit costs associated with the Company’s restructuring activities. See Note 11, Restructuring, to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(2)
Amounts reflect the collection of certain notes receivable from related parties previously reserved. See Note 19, Related Party Transactions, to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(3)
Amount in 2021 reflects the write-off of certain design and consulting fees previously capitalized related to the construction in progress at one of the Company’s Canton, Massachusetts facilities. Amount in 2022 reflects the disposal of certain equipment related to the same facility. See Note 8, Property and Equipment, Net, to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(4)
Amounts reflect the change in the fair value of the earnout liability in connection with the CPN acquisition. See Note 3, Acquisition to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(5)
Amounts reflect the fee the Company paid to a GPO to settle previously disputed GPO fees. See Note 2, Significant Accounting Policies to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(6)
Amount reflects the loss recognized on the extinguishment of the 2019 Credit Agreement upon repayment in 2021. See Note 12, Long-Term Debt Obligations, to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(7)
Amount reflects the cancellation fees incurred in connection with the Company’s decision to pause one of its manufacturing facility construction projects.
(8)
Amount reflects the legal and consulting fees incurred related to the recently published and withdrawn LCDs.
(9)
Amount reflects the compensation expenses related to retention for those sales employees impacted by the recently published and withdrawn LCDs.

Comparison of the Years Ended December 31, 2023, 2022, and 2021

Revenue

	Years Ended December 31,			Change
	2023	2022	2021	2023 to 2022		2022 to 2021
	(in thousands, except for percentages)
Advanced Wound Care	$405,514	$422,231	$430,237	$(16,717)	(4%)	$(8,006)	(2%)
Surgical & Sports Medicine	27,626	28,662	37,122	(1,036)	(4%)	(8,460)	(23%)
Net revenue	$433,140	$450,893	$467,359	$(17,753)	(4%)	$(16,466)	(4%)

For the year ended December 31, 2023, net revenue from our Advanced Wound Care products decreased by $16.7 million, or 4%, as compared to the year ended December 31, 2022. The decrease in Advanced Wound Care net revenue was primarily attributable to a decrease in sales of certain of our products due to changes in customer buying patterns as well as the impact of the recently withdrawn LCDs on sales of certain of our products, partially offset by an increase in sales of certain of our products to our existing and new customers.

For the year ended December 31, 2023, net revenue from our Surgical & Sports Medicine products decreased by $1.0 million, or 4%, as compared to the year ended December 31, 2022. The decrease in Surgical & Sports Medicine net revenue was primarily due to a shift in distributor focus.

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

Cost of Goods Sold and Gross Profit

	Years Ended December 31,			Change
	2023	2022	2021	2023 to 2022		2022 to 2021
	(in thousands, except for percentages)
Cost of goods sold	$106,481	$105,019	$114,199	$1,462	1%	$(9,180)	(8%)
Gross profit	$326,659	$345,874	$353,160	$(19,215)	(6%)	$(7,286)	(2%)

For the year ended December 31, 2023, cost of goods sold increased by $1.5 million, or 1%, as compared to the year ended December 31, 2022. The increase in cost of goods sold was primarily due to product mix.

For the year ended December 31, 2023, gross profit decreased by $19.2 million, or 6%, as compared to the year ended December 31, 2022. The decrease in gross profit resulted primarily from a decrease in the pricing for certain of our products, as well as a shift in product mix.

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

Selling, General and Administrative Expenses

	Years Ended December 31,			Change
	2023	2022	2021	2023 to 2022		2022 to 2021
	(in thousands, except for percentages)
Selling, general and administrative	$269,754	$283,808	$250,200	$(14,054)	(5%)	$33,608	13%

For the year ended December 31, 2023, selling, general and administrative expenses decreased by $14.1 million, or 5%, as compared to the year ended December 31, 2022. The decrease in selling, general and administrative expenses was primarily due to a $6.1 million decrease in compensation and restructuring, largely related to decreased commissions paid to our sales force; a $4.4 million decrease primarily related to disposal of certain equipment related to the construction in progress in one of the Company's Canton, Massachusetts facilities; a $1.5 million decrease in royalty expenses, and a $3.3 million decrease in travel-related expenses. These expenses were partially offset by a $1.2 million increase in legal and consulting costs primarily related to efforts to convince three MACs to withdraw the final LCDs for skin substitutes for the treatment of DFUs and VSUs.

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

Research and Development Expenses

	Years Ended December 31,			Change
	2023	2022	2021	2023 to 2022		2022 to 2021
	(in thousands, except for percentages)
Research and development	$44,380	$39,762	$30,742	$4,618	12%	$9,020	29%

For the year ended December 31, 2023, research and development expenses increased by $4.6 million, or 12%, as compared to the year ended December 31, 2022. The increase in research and development expenses was primarily driven by an increase in compensation expenses of $2.2 million, due to increased headcount associated with our existing Advanced Wound Care and Surgical & Sports Medicine products, an increase of $2.4 million in other clinical research and consulting costs associated with our pipeline products not yet commercialized, and an increase in the clinical study and related costs necessary to seek regulatory approvals for certain of our product candidates.

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

Other Expense, Net

	Years Ended December 31,			Change
	2023	2022	2021	2023 to 2022		2022 to 2021
	(in thousands, except for percentages)
Interest expense, net	$(2,190)	$(2,009)	$(7,236)	$(181)	9%	$5,227	(72%)
Loss on the extinguishment of debt	—	—	(1,883)	—	**	1,883	(100%)
Other income (expense), net	57	(13)	(13)	70	(538%)	—	0%
Total other expense, net	$(2,133)	$(2,022)	$(9,132)	$(111)	5%	$7,110	(78%)
** not meaningful

For the year ended December 31, 2023, total other expense, net, increased by $0.1 million, or 5%, as compared to the year ended December 31, 2022. The increase resulted primarily from increases in interest rates in 2023.

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

Income Tax (Expense) Benefit

	Years Ended December 31,			Change
	2023	2022	2021	2023 to 2022		2022 to 2021
	(in thousands, except for percentages)
Income tax (expense) benefit	$(5,447)	$(4,750)	$31,116	$(697)	15%	$(35,866)	(115%)

For the year ended December 31, 2023, income tax expense of $5.4 million included $3.4 million of current income taxes and $2.0 million of deferred income taxes. The effective tax rate for 2023 was 52.4% and was computed based on the statutory rate of 21% adjusted primarily for state and local income taxes, nondeductible officer compensation and certain meals and other expenses that were fully deductible in prior years pursuant to temporary relief provisions enacted as part of the Taxpayer Certainty and Disaster Tax Relief Act for tax years 2021 and 2022, but that are now subject to a deduction limitation.

For the year ended December 31, 2022, income tax expense of $4.8 million included $2.8 million of current income taxes and $2.0 million of deferred income taxes. The effective tax rate for 2022 was 23.4% and was computed based on the statutory rate of 21% adjusted primarily for state and local income taxes, nondeductible officer compensation and an out-of-period adjustment for an error included in the beginning balance of the deferred tax asset. For the year ended December 31, 2021, income tax benefit was $31.1 million, which primarily resulted from the release of the valuation allowance previously recorded against the full amount of our net U.S. deferred tax assets as of December 31, 2021. See Note 15, Income Taxes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. As of December 31, 2023, we had an accumulated deficit of $41.0 million and working capital of $144.5 million which included $103.8 million in cash and cash equivalents. We also have $125.0 million available for future revolving borrowings under our Revolving Facility (see Note 12, Long-Term Debt Obligations, to our audited consolidated financial statements included in this Annual Report on Form 10-K). For the year ended December 31, 2023, we reported $433.1 million in net revenue, $4.9 million in net income and $30.9 million of cash inflows from operating activities. We expect that our cash on hand and other components of working capital as of December 31, 2023, availability under the 2021 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this Annual Report on Form 10-K.

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

The following table presents our cash and outstanding debt as of the dates indicated:

	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$103,840	$102,478

Line of credit	$—	$—
Term loan net of debt discount and issuance cost	66,231	70,769
Finance lease obligations	2,969	—
Total debt	$69,200	$70,769

Under the Revolving Facility, we have up to $125.0 million available for future revolving borrowings, subject to maintaining compliance with financial and non-financial covenants.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$30,917	$24,859	$61,978
Net cash used in investing activities	(24,364)	(33,898)	(31,220)
Net cash used in financing activities	(5,505)	(2,199)	(1,036)
Net increase (decrease) in cash and restricted cash	$1,048	$(11,238)	$29,722

Operating Activities

During the year ended December 31, 2023, net cash provided by operating activities was $30.9 million, resulting from our net income of $4.9 million, non-cash charges of $44.0 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $18.1 million. Net cash used in changes in our operating assets and liabilities included an increase in inventories and prepaid expenses of a total of $18.3 million, and a decrease in net operating lease liabilities of $8.4 million, partially offset by an increase in accounts payable, accrued expenses, and other current and noncurrent liabilities of $3.1 million, and a decrease in accounts receivable of $5.5 million.

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

Investing Activities

During the year ended December 31, 2023, we used $24.4 million of cash in investing activities solely consisting of capital expenditures.

During the year ended December 31, 2022, we used $33.9 million of cash in investing activities solely consisting of capital expenditures.

During the year ended December 31, 2021, we used $31.2 million of cash in investing activities solely consisting of capital expenditures.

Financing Activities

During the year ended December 31, 2023, net cash used in financing activities was $5.5 million. This consisted primarily of principal payments on the Term Loan of $4.7 million, and on finance lease obligations of $0.5 million, and payments of $0.3 million in connection with stock awards activities.

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

Indebtedness

2021 Credit Agreement

In August 2021, we and our subsidiaries entered into a credit agreement with SVB and several other lenders, which we refer to as the 2021 Credit Agreement. The 2021 Credit Agreement, as amended, provides for a term loan facility not to exceed $75.0 million (the Term Loan Facility) and a revolving credit facility not to exceed $125.0 million (the Revolving Facility).

Advances made under the 2021 Credit Agreement may be either SOFR Loans or ABR Loans, at our option. For SOFR Loans, the interest rate is a per annum interest rate equal to the Adjusted Term SOFR plus an Applicable Margin between 2.00% to 3.25% based on the Total Net Leverage Ratio. For ABR Loans, the interest rate is equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the Adjusted Term SOFR rate plus 1.0%, plus (2) an Applicable Margin between 1.00% to 2.25% based on the Total Net Leverage Ratio. On December 31, 2023, the applicable interest rate for outstanding borrowings is 7.44%.

The 2021 Credit Agreement requires us to make consecutive quarterly installment payments equal to the following: (a) from September 30, 2021 through and including June 30, 2022, $0.5 million; (b) from September 30, 2022 through and including June 30, 2023, $0.9 million; (c) from September 30, 2023 through and including June 30, 2025, $1.4 million and (d) from September 30, 2025 and the last day of each quarter thereafter until August 6, 2026 (the "Term Loan Maturity Date"), $1.9 million. The remaining principal balance of $50.6 million is also due on the Term Loan Maturity Date. We may prepay the Term Loan Facility. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.

We must pay in arrears, on the first day of each quarter prior to August 6, 2026 (the "Revolving Termination Date") and on the Revolving Termination Date, a fee for our non-use of available funds (the Commitment Fee). The Commitment Fee rate is between 0.25% to 0.45% based on the Total Net Leverage Ratio. We may elect to reduce or terminate the Revolving Facility in its entirety at any time by repaying all outstanding principal and unpaid accrued interest.

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

As of December 31, 2023, we were in compliance with the covenants under the 2021 Credit Agreement. We had outstanding borrowings of $66.6 million under our Term Loan Facility and no borrowings outstanding under our Revolving Facility with $125 million available for future revolving borrowings, respectively.

2019 Credit Agreement

In March 2019, we, our subsidiaries and SVB, and several other lenders thereto entered into a credit agreement, as amended (the 2019 Credit Agreement), providing for a term loan facility of $40.0 million and a revolving credit facility of up to $60.0 million. Both facilities were set to mature in 2024. In August 2021, upon entering into the 2021 Credit Agreement, we settled the 2019 Credit Agreement. For a further description of the 2019 Credit Agreement, see Note 12, Long-Term Debt Obligations, included in this Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and the disclosure at the date of the consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition.

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

Accounts Receivable, Net

Accounts receivables are stated at invoice value less estimated allowances for credit losses. We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. We consider factors such as historical experience, credit quality, age of the accounts receivable balances, geography-related risks and economic conditions that may affect a customer’s ability to pay. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due, and thereby reduces the net recognized receivable to the amount reasonably believed to be collectible. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. In consideration of the factors discussed above, in the fourth quarter of 2021, we determined it was more likely than not that our deferred tax assets would be realized in the future and released the valuation allowance on our net U.S. deferred tax assets as of December 31, 2021, resulting in a benefit of $48.3 million in income taxes. We maintained the same position that our net U.S. deferred tax assets did not require a valuation allowance as of December 31, 2023.

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

Impairment of Long-Lived Assets

We review long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Factors that we consider in deciding when to perform an impairment review include, but are not limited to, significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, we determine whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is determined to be impaired, the asset is written down to fair value, which is determined based on discounted cash flows or appraised value, depending on the nature of the asset. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include: an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; determination of asset groups, the primary asset within each group, and the primary asset's average estimated useful life; undiscounted future cash flows generated by the assets; and determination of fair value when an impairment is deemed to exist, which may require assumptions related to future general economic conditions, future expected production volumes, product pricing and cost estimates, working capital and capital investment requirements, discount rates and estimated liquidation values.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the expected dates of adoption and the estimated effects, if any, on our consolidated financial statements, see Note 2, Significant Accounting Policies to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risk.

Interest Rate Risk

As of December 31, 2023, we had $66.6 million in borrowings outstanding under our Term Loan Facility and no borrowings outstanding under our Revolving Facility, respectively. Borrowings under our 2021 Credit Agreement bear interest at variable rates. Based on the principal amount outstanding as of December 31, 2023, an immediate 10% change in the interest rate would not have a material impact on our financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-28 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of December 31, 2023, our disclosure controls and procedures were ineffective because we did not design and maintain effective controls over information technology general controls and proper segregation of duties to support the proper initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data.

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

Management conducted the assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was ineffective due to the material weakness described below. As a result, the disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

We did not design and maintain effective controls over information technology general controls and proper segregation of duties to support the proper initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data.

Although management has made certain progress in remediating this material weakness, management concluded that the material weakness described above continued to exist as of December 31, 2023. Management has taken actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes of the above-mentioned material weakness. Management is committed to finalizing the remediation of the material weakness. Management’s internal control remediation efforts include the following:

•
In 2022, we finalized the plan to implement a new company-wide enterprise resource planning (ERP) system to provide additional systematic controls and segregation of duties for our accounting processes. Due, in part, to turnover in key positions and changes in design, our ERP system go-live date has been delayed. We anticipate the ERP system going live in 2024.
•
In 2022, we determined that our forward facing customer sales systems were not catering to our customer needs. We plan to implement a new sales force software system in 2024.
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

As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. However, we believe the above actions will be effective in remediating the remaining material weakness and we will continue to devote significant time and attention to these remediation efforts. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are executed consistently and operating effectively, the material weakness described above will continue to exist.

Remediation of Previously Identified Material Weakness

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that there was a material weakness in our internal control over financial reporting specifically related to our identification and assessment of significant non-routine transactions. In response to the material weakness identified, management developed and implemented a remediation plan to address the underlying causes of the material weakness, which was subject to senior management review and oversight of the audit committee of the Board (the Audit Committee). In addition to the efforts described above, which are in process to remediate the remaining material weakness, the measures taken to remediate the material weakness associated with significant non-routine transactions are described in further detail in the "Changes in Internal Control Over Financial Reporting" section immediately below.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, we concluded the design and implementation of new internal controls, which include review by the accounting function for accounting impacts of all contracts approved by legal, and strengthened existing process level internal controls, in response to the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 related to the ineffective design and operation of certain internal controls over the identification and assessment of significant non-routine transactions, as described below:

•
We have and will continue to train and cross train our employees on their internal control responsibilities and how to best support other control owners if personnel turnover issues within their departments occur. We have also supplemented our internal resources with third-party resources, where necessary.
•
We implemented two new controls to ensure that significant transactions are identified and effectively communicated so that they are properly and timely reported. These controls require more frequent and formal cross-functional communication to ensure that the appropriate personnel within the finance and accounting function are made aware of all significant transactions that may have a material accounting impact to the consolidated financial statements.

Based on these activities, management has concluded that these remediation activities have addressed the material weakness related to the identification and assessment of significant non-routine transactions and believes that the design and operation of these controls address the related risks of material misstatement to such transactions and related consolidated financial statement line items and disclosures.

As the implementation of the new ERP system continues and our remediation efforts for the remaining material weakness continue, we will continue to change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8 above.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year (the Proxy Statement).

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

4.1

Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 9, 2020)

10.1

Amended and Restated Registration Rights Agreement dated as of December 10, 2018 among Organogenesis Holdings Inc., Avista Acquisition Corp., Avista Capital Partners Fund IV L.P., Avista Capital Partners Fund IV (Offshore), L.P., and certain holders of Organogenesis Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.2

Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 65 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.3

Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 85 Dan Road Associates, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.4

Lease dated as of January 1, 2013 by and between Organogenesis Inc. and Dan Road Equity I, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.5‡

Amended and Restated Key Employee Agreement dated as of February 1, 2007 by and between Organogenesis Inc. and Gary Gillheeney (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.6‡

Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Patrick Bilbo (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.7‡

Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Antonio Montecalvo (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.8‡

Employee Letter Agreement dated as of January 19, 2018 by and between Organogenesis Inc. and Lori Freedman (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

Exhibit No.	Exhibit

10.9‡

Employee Letter Agreement dated as of May 9, 2017 by and between Organogenesis Inc. and Brian Grow (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.10‡	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

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

10.13‡	2018 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on August 9, 2022)

10.14‡

Form of Incentive Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.15‡

Form of Non-Statutory Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.16‡

Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 11, 2020)

10.17‡

Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.18†

Settlement and License Agreement effective as of October 25, 2017 by and among Organogenesis Inc., RESORBA Medical GmbH, and Advanced Medical Solutions Group plc (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement in Form S-4 (File No. 333-227090) filed with the SEC on October 9, 2018)

10.19

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

10.22‡

Summary of Amendment to Severance for Gary S. Gillheeney, Sr. (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K/A (File No. 001-37906) filed with the SEC on April 29, 2020)

10.23‡

Offer Letter dated January 15, 2021 between the Company and David C. Francisco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on February 16, 2021)

10.24‡

Change in Control Retention Agreement between Organogenesis Holdings Inc. and Gary S. Gillheeney, Sr. effective as of May 10, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.25‡

Form of Change in Control Retention Agreement (Non-CEO Executive Officers) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.26‡

Form of Change in Control Retention Agreement (Independent Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

Exhibit No.	Exhibit

10.27

Credit Agreement dated and effective as of August 6, 2021 among Organogenesis Holdings Inc., as borrower, Organogenesis Inc. and Prime Merger Sub, LLC, as guarantors, and Silicon Valley Bank, as Administrative Agent, Lead Arranger, Bookrunner, Issuing Lender and Swingline Lender, and Silicon Valley Bank and the several other lenders from time to time party thereto, collectively as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 9, 2021)

10.28

First Amendment to Credit Agreement dated as of December 8, 2022 by and among Organogenesis Holdings Inc., as borrower, the several banks and other financial institutions or entities party hereto and Silicon Valley Bank, as the Administrative Agent, and as the Issuing Lender and the Swingline Lender (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 1, 2023)

10.29

Second Amendment to Credit Agreement dated and effective as of April 17, 2023 by and among Organogenesis Holdings Inc., as borrower, the several banks and other financial institutions or entities party hereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2023)

10.30

Purchase and Sale Agreement dated as of August 11, 2021 by and between Organogenesis Inc. and 275 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 16, 2021)

21.1*	Subsidiaries of Organogenesis Holdings Inc.

23.1*	Consent of RSM US LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Organogenesis Holdings Inc. Compensation Recovery Policy as adopted on November 1, 2023

101*

The following materials from the Annual Report of Organogenesis Holdings Inc. on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 of Organogenesis Holdings Inc., (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022, and 2021 of Organogenesis Holdings Inc., (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021 of Organogenesis Holdings Inc., (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021 of Organogenesis Holdings Inc., and (v) Notes to Consolidated Financial Statements of Organogenesis Holdings Inc.

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

ORGANOGENESIS HOLDINGS INC.

By:	/s/ Gary S. Gillheeney, Sr.
Gary S. Gillheeney, Sr. Chief Executive Officer, President, and Chair of the Board of Directors
Date:	February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary S. Gillheeney, Sr. Gary S. Gillheeney, Sr.	Chief Executive Officer, President and Chair of the Board of Directors (Principal Executive Officer)	February 29, 2024

/s/ David Francisco David Francisco	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024

/s/ Alan A. Ades Alan A. Ades	Director	February 29, 2024

/s/ Robert Ades Robert Ades	Director	February 29, 2024

/s/ Michael J. Driscoll Michael J. Driscoll	Director	February 29, 2024

/s/ Prathyusha Duraibabu Prathyusha Duraibabu	Director	February 29, 2024

/s/ David Erani David Erani	Director	February 29, 2024

/s/ Jon Giacomin	Director	February 29, 2024
Jon Giacomin

/s/ Michele Korfin Michele Korfin	Director	February 29, 2024

/s/ Arthur S. Leibowitz Arthur S. Leibowitz	Director	February 29, 2024

/s/ Glenn H. Nussdorf Glenn H. Nussdorf	Director	February 29, 2024

/s/ Gilberto Quintero Gilberto Quintero	Director	February 29, 2024

ORGANOGENESIS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Organogenesis Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organogenesis Holdings Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated February 29, 2024 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Identification of significant non-routine transactions

Non-routine transactions represent activities that occur only periodically and are generally not part of the routine flow of transactions. From time to time, the Company enters into certain non-routine transactions that require management to apply judgement in determining the appropriate accounting treatment, including the identification of certain impairment triggers relating to recoverability of long-lived assets discussed in Note 8 to the financial statements which resulted in a recoverability test analysis and the License and Manufacturing Agreement discussed in Note 18 to the financial statements which resulted in the capitalization and deferral of an upfront licensing fee and expected milestone payment. Management must exercise significant judgment in the identification of significant non-routine transactions given that they are unique and not part of the routine flow of the Company’s transactions.

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
•
We obtained written letters from the Company's external counsel related to pending or threatened legal matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2004.

Boston, Massachusetts

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Organogenesis Holdings Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Organogenesis Holdings Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 29, 2024 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company did not design and maintain effective controls over information technology general controls and proper segregation of duties to support the proper initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated February 29, 2024 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ RSM US LLP

Boston, Massachusetts

February 29, 2024

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$103,840	$102,478
Restricted cash	498	812
Accounts receivable, net	81,999	89,450
Inventories	28,253	24,783
Prepaid expenses and other current assets	10,454	5,086
Total current assets	225,044	222,609
Property and equipment, net	116,228	102,463
Intangible assets, net	15,871	20,789
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	40,118	43,192
Deferred tax asset, net	28,002	30,014
Other assets	5,990	1,520
Total assets	$460,025	$449,359

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term loan	$5,486	$4,538
Current portion of finance lease obligations	1,081	—
Current portion of operating lease obligations - related party	3,140	3,001
Current portion of operating lease obligations	10,004	8,707
Accounts payable	30,724	32,330
Accrued expenses and other current liabilities	30,074	26,447
Total current liabilities	80,509	75,023
Term loan, net of current portion	60,745	66,231
Finance lease obligations, net of current portion	1,888	—
Operating lease obligations, net of current portion - related party	17,227	20,367
Operating lease obligations, net of current portion	19,780	20,947
Other liabilities	1,213	1,122
Total liabilities	181,362	183,690
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 132,044,944 and 131,647,677 shares issued; 131,316,396 and 130,919,129 shares outstanding at December 31, 2023 and 2022, respectively.	13	13
Additional paid-in capital	319,621	310,957
Accumulated deficit	(40,971)	(45,301)
Total stockholders' equity	278,663	265,669
Total liabilities and stockholders' equity	$460,025	$449,359

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$433,140	$450,893	$467,359
Cost of goods sold	106,481	105,019	114,199
Gross profit	326,659	345,874	353,160
Operating expenses:
Selling, general and administrative	269,754	283,808	250,200
Research and development	44,380	39,762	30,742
Total operating expenses	314,134	323,570	280,942
Income from operations	12,525	22,304	72,218
Other expense, net:
Interest expense, net	(2,190)	(2,009)	(7,236)
Loss on the extinguishment of debt	—	—	(1,883)
Other income (loss), net	57	(13)	(13)
Total other expense, net	(2,133)	(2,022)	(9,132)
Net income before income taxes	10,392	20,282	63,086
Income tax (expense) benefit	(5,447)	(4,750)	31,116
Net income and comprehensive income	$4,945	$15,532	$94,202

Net income, per share:
Basic	$0.04	$0.12	$0.73
Diluted	$0.04	$0.12	$0.70
Weighted-average common shares outstanding
Basic	131,231,317	130,070,231	128,331,022
Diluted	132,746,727	132,383,152	133,662,659

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	127,731,833	$13	$296,830	$(155,035)	$141,808
Exercise of stock options	760,458	—	2,198	—	2,198
Vesting of RSUs, net of shares surrendered to pay taxes	187,901	—	(737)	—	(737)
Stock-based compensation expense	—	—	3,864	—	3,864
Net income	—	—	—	94,202	94,202
Balance as of December 31, 2021	128,680,192	13	302,155	(60,833)	241,335
Exercise of stock options	1,864,961	—	2,070	—	2,070
Vesting of RSUs, net of shares surrendered to pay taxes	170,491	—	(648)	—	(648)
Issuance of common stock associated with CPN acquisition	203,485	—	828	—	828
Stock-based compensation expense	—	—	6,552	—	6,552
Net income	—	—	—	15,532	15,532
Balance as of December 31, 2022	130,919,129	13	310,957	(45,301)	265,669
Cumulative-effect adjustment from adoption of ASU 2016-13, net of tax (Note 2)	—	—	—	(615)	(615)
Vesting of RSUs, net of shares surrendered to pay taxes	397,267	—	(332)	—	(332)
Stock-based compensation expense	—	—	8,996	—	8,996
Net income	—	—	—	4,945	4,945
Balance as of December 31, 2023	131,316,396	$13	$319,621	$(40,971)	$278,663

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$4,945	$15,532	$94,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,448	5,845	5,781
Amortization of intangible assets	4,918	4,883	4,949
Amortization of operating lease right-of-use assets	8,083	7,303	5,946
Non-cash interest expense	427	434	346
Deferred interest expense	490	501	1,493
Deferred tax expense (benefit)	2,012	1,980	(31,976)
Loss on disposal of property and equipment	235	4,482	1,407
Loss on lease termination	559	—	—
Provision recorded for credit losses	1,297	1,781	2,999
Adjustment for excess and obsolete inventories	6,580	9,648	12,079
Stock-based compensation	8,996	6,552	3,864
Loss on extinguishment of debt	—	—	1,883
Change in fair value of earnout liability	—	—	(3,985)
Changes in operating assets and liabilities:
Accounts receivable	5,539	(8,770)	(28,654)
Inventories	(8,179)	(9,410)	(9,302)
Prepaid expenses and other current and other assets	(10,115)	(378)	(34)
Operating leases	(8,439)	(7,006)	(6,156)
Accounts payable	(108)	3,260	3,847
Accrued expenses and other current liabilities	3,138	(11,850)	9,354
Other liabilities	91	72	(6,065)
Net cash provided by operating activities	30,917	24,859	61,978
Cash flows from investing activities:
Purchases of property and equipment	(24,364)	(33,898)	(31,220)
Net cash used in investing activities	(24,364)	(33,898)	(31,220)
Cash flows from financing activities:
Line of credit repayments under the 2019 Credit Agreement	—	—	(10,000)
Term loan repayments under the 2019 Credit Agreement	—	—	(60,000)
Proceeds from term loan under the 2021 Credit Agreement, net of debt discount and issuance cost	—	—	73,174
Term loan repayments under the 2021 Credit Agreement	(4,688)	(2,813)	(938)
Principal repayments of finance lease obligations	(485)	(200)	(2,630)
Proceeds from the exercise of stock options	—	2,070	2,198
Payments of withholding taxes in connection with RSUs vesting	(332)	(648)	(737)
Payments of deferred acquisition consideration	—	(608)	(483)
Payment to extinguish debt	—	—	(1,620)
Net cash used in financing activities	(5,505)	(2,199)	(1,036)
Change in cash, cash equivalents and restricted cash	1,048	(11,238)	29,722
Cash, cash equivalents, and restricted cash, beginning of year	103,290	114,528	84,806
Cash, cash equivalents, and restricted cash, end of year	$104,338	$103,290	$114,528
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,436	$2,649	$5,787
Cash paid for income taxes	$3,052	$1,201	$607
Supplemental disclosure of non-cash investing and financing activities:
Cumulative effect adjustment for adoption of ASU No. 2016-13 (Note 2)	$615	$—	$—
Deferred acquisition consideration and earnout liability recorded for business acquisition	$—	$828	$—
Purchases of property and equipment in accounts payable and accrued expenses	$841	$1,928	$3,750
Right-of-use assets obtained through operating lease obligations	$5,869	$1,350	$53,793
Right-of-use assets obtained through finance lease obligations	$3,454	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of Business and Basis of Presentation

Organogenesis Holdings Inc. ("ORGO" or the "Company") is a leading regenerative medicine company focused on the development, manufacture, and commercialization of solutions for the Advanced Wound Care and Surgical & Sports Medicine markets. Several of the existing and pipeline products in the Company’s portfolio have Premarket Application ("PMA") approval, or Premarket Notification 510(k) clearance from the United States Food and Drug Administration ("FDA"). The Company’s customers include hospitals, wound care centers, government facilities, ambulatory surgery centers ("ASCs") and physician offices. The Company has one operating and reportable segment.

2. Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting periods. In preparing the consolidated financial statements, the estimates and assumptions that management considers to be significant and that present the greatest amount of uncertainty include revenue recognition; sales returns and credit losses; inventory reserve; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets, and the valuation and recognition of stock-based compensation. Actual results and outcomes may differ significantly from those estimates and assumptions.

Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc., and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The Company’s functional currency, including the Company’s Swiss subsidiary, Organogenesis GmbH, is the U.S. dollar. Foreign currency gains and losses resulting from re-measurement of assets and liabilities held in foreign currencies and transactions settled in a currency other than the functional currency are included separately as non-operating income or expense in the consolidated statements of operations and comprehensive income as a component of other expense, net. The foreign currency amounts recorded for all periods presented were insignificant.

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

Restricted Cash

The Company had restricted cash of $498 and $812 as of December 31, 2023 and 2022, respectively. Restricted cash represents employee deposits in connection with the Company’s health benefit plan.

Accounts Receivable, Net

Accounts receivable are stated at invoice value less estimated allowances for credit losses. The Company evaluates expected credit losses on accounts receivable considering historical experience, credit quality, age of the accounts receivable balances, geography-related risks and current and expected economic conditions that may affect a customer’s ability to pay. The Company continually monitors customer payments and in cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due, thereby reducing the net recognized receivable to the amount reasonably believed to be collectible. Accounts receivable are charged against the allowance when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.

Inventories

Inventories are stated at the lower of cost (determined using the first-in first-out method) or net realizable value. Work in process and finished goods include materials, labor and allocated overhead. Inventories also include cell banks and the cost of tests mandated by regulatory agencies of the materials to qualify them for production.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. As of December 31, 2023 and 2022, the Company’s property and equipment consisted of leasehold improvements, building, furniture and computers, and equipment. Depreciation expense is recognized using the straight-line method over the useful lives of the assets, which are as follows:

Leasehold improvements	Lesser of the life of the lease or the economic life of the asset
Building	30 years
Furniture and computers	3 - 5 years
Equipment	5 - 10 years

Construction in progress costs are capitalized when incurred until the assets are placed in service, at which time the costs will be transferred to the related property and equipment, and depreciated over their respective useful lives. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive income. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major improvements that extend the useful lives of the related asset are capitalized and depreciated over their remaining estimated useful lives.

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

Alternatively, the Company can bypass the qualitative assessment and proceed directly to the quantitative test. The quantitative goodwill impairment test requires the Company to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill. At December 31, 2023, we elected to perform a quantitative analysis directly. We used the Company’s market capitalization to approximate the fair value of the reporting unit. The fair value exceeded the carrying value and no impairment was recorded.

Intangible Assets Subject to Amortization

Intangible assets include intellectual property either owned by the Company or to which the Company has a license. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. Intangible assets are reported net of accumulated amortization, separately from goodwill. Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets include developed technology and patents, trade names, trademarks, customer relationships and non-compete agreements obtained through business acquisitions. Amortization of intangible assets with finite lives is calculated on the straight-line or accelerated method based on the following estimated useful lives:

Trade names and trademarks	1-12 years
Developed technology	6-12 years
Customer relationships	10 years
Non-compete agreements	5 years

Impairment of Long-Lived Assets

Long-lived assets include property and equipment, definite-lived intangible assets, and right-of-use assets associated with our lease agreements. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include, but are not limited to, significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, the Company determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is determined to be impaired, the asset is written down to fair value, which is determined based on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not record any impairment of long-lived assets during the years ended December 31, 2023, 2022, or 2021.

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

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for product purchased. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period in which the related product revenue is recognized. The Company currently estimates product return reserves using its historical return rates as well as factors that it becomes aware of that it believes could significantly impact its expected returns, including product recalls, pricing changes, or changes in reimbursement rates. The Company does not record an asset for the returned product as the product is discarded upon receipt.

Rebates and Allowances

The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts, resulting in a reduction of revenue and the establishment of a liability that is included in accrued expenses in the accompanying consolidated balance sheets in the period the related product revenue is recognized.

GPO Fees

The Company pays fees to GPOs for administrative services that the GPOs perform in connection with the purchases of the product by the GPO members. These fees are based on a contractually-determined percentage of the Company’s applicable sales. The Company classifies these GPO fees as a reduction of revenue based on the substance of the relationship of all parties involved in the transaction. For the years ended December 31, 2023, 2022, and 2021, the Company recorded GPO fees of $5,623, $6,654 and $3,663, respectively, as a direct reduction of revenue.

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

Disaggregation of Revenue

The following table sets forth revenue by product category:

	Year Ended December 31,
	2023	2022	2021
Advanced Wound Care	$405,514	$422,231	$430,237
Surgical and Sports Medicine	27,626	28,662	37,122
Total revenue	$433,140	$450,893	$467,359

For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.

License and manufacturing agreement

The Company licenses the rights to sell certain of its products, which are manufactured by third parties, including the trademarks and other license rights associated with such products. Payments to the third parties under these arrangements typically include one or more of the following: non-refundable, upfront license fees; manufacturing supply services and associated purchase commitments at specified prices; milestone payments; and royalties on future product sales. The Company allocates payments in these arrangements based on the relative fair value of the goods and services received, and recognizes the expenses associated with each good or service as it receives the associated benefit.

Stock-Based Compensation

The Company measures stock-based awards granted to employees, non-employees, and directors based on the fair value of the awards on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options, restricted stock units and restricted stock awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company has not issued any stock-based awards with performance-based vesting conditions.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes stock-based compensation expense within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income for all share-based payments based upon the estimated grant-date fair value for the awards expected to ultimately vest.

The fair value of each restricted stock unit grant is based on the fair market value of the Company’s Class A common stock on the date of grant. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has been a public company for a short period of time, has limited public float and lacks company-specific historical and implied volatility information for its Class A common stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on its Class A common stock and does not expect to pay any cash dividends in the foreseeable future.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. Advertising costs were approximately $5,225, $4,812, and $5,522, for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Valuation of Contingent Purchase Earnout

In connection with the acquisition of CPN, the Company recognized a non-current liability for the fair value of the contingent consideration (the "Earnout") at the time of the acquisition in 2020. The Earnout liability was classified as a Level 3 measurement for which fair value was derived from inputs that were unobservable and significant to the overall fair value measurement. The fair value of such Earnout liability was estimated using a Monte Carlo simulation model that utilized key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout period. The Company assessed the fair value of the Earnout liability at each reporting period. Any subsequent changes in the estimated fair value of the liability were reflected in selling, general and administrative expenses until the Earnout period ended and the liability was settled, during the year ended December 31, 2022.

Income Taxes

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company quarterly assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. In determining whether a valuation allowance for deferred tax assets is necessary, the Company analyzes both positive and negative evidence related to the realization of deferred tax assets, including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, the Company considers whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. In consideration of the factors discussed above, in the fourth quarter of 2021, the Company determined it was more likely than not that its deferred tax assets would be realized in the future and released the valuation allowance on the net U.S. deferred tax assets as of December 31, 2021, resulting in a benefit of $48.3 million in income taxes. See Note 15, Income Taxes.

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

The carrying values of accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses and other assets and liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The carrying values of outstanding borrowings under the Company’s debt arrangements (see Note 12, Long-Term Debt Obligations) approximate their fair values as determined based on a discounted cash flow model, which represents a Level 3 measurement.

Earnings per Share (EPS)

The Company determines earnings per share in accordance with the authoritative guidance in ASC Topic 260, Earnings Per Share. The Company has one class of common stock (Class A common stock) for purposes of the EPS calculation and therefore computes basic EPS by dividing net income by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is computed in the same manner as basic EPS, except that the number of shares is computed by giving effect to all potential dilutive common shares. For purpose of this calculation, outstanding stock options, and unvested restricted stock are considered potential dilutive common shares.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326"). The FASB subsequently issued a few amendments to ASC 326. ASC 326 and all the related updates replace the incurred loss impairment methodology previously required under GAAP, with an expected loss methodology that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

The Company adopted the standard as of January 1, 2023 using the modified retrospective method. Under this method, the Company applied the new credit loss measurement guidance to trade accounts receivable, the only financial asset of the Company that is impacted by ASC 326 and the related updates. The Company recorded a net reduction of $615 to the opening balance of retained earnings as the cumulative effect of initially applying the standard. Results for reporting periods beginning after January 1, 2023 are presented in accordance with ASC 326. Prior period amounts have not been restated and are reported in accordance with legacy GAAP requirements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

3. Acquisition

On September 17, 2020 (the "Acquisition Date"), the Company acquired certain assets and assumed certain liabilities of CPN Biosciences, LLC ("CPN") pursuant to an asset purchase agreement dated July 24, 2020. CPN offered a physician office management solution and advanced wound care products.

The aggregate consideration amounted to $19,024 as of the Acquisition Date, consisting of $6,427 in cash, 2,151,438 shares of the Company’s Class A common stock with a fair value of $8,815, and contingent consideration (the "Earnout") with a fair value of $3,782. On the Acquisition Date, the Company paid $5,820 in cash and issued 1,947,953 shares of the Company’s Class A common stock. The remaining consideration of $1,436 was held back and was released in April 2022 by the Company paying $608 in cash and issuing 203,485 shares of the Company’s Class A common stock to the former equity holders of CPN.

The Company was obligated to pay the Earnout to CPN’s former equity holders if CPN’s legacy product revenue in the Earnout Period (July 1, 2021 to June 30, 2022), exceeded CPN’s 2019 revenue. The amount of the Earnout, if any, would be equal to 70% of the excess and would be payable 60 days after the expiration of the Earnout Period. As of the conclusion of the Earnout Period on June 30, 2022, the Company calculated the Earnout liability to be $0. During the Earnout Period, the Company assessed the fair value of the Earnout liability at each reporting period. Subsequent changes in the estimated fair value of the liability were reflected in earnings until the liability was settled. See Note 4, Fair Value Measurement of Financial Assets and Liabilities.

4. Fair Value Measurement of Financial Instruments

Earnout Liability

In connection with accounting for the CPN acquisition on September 17, 2020, the Company recorded an Earnout liability of $3,782 on the Acquisition Date, representing the fair value of contingent consideration payable upon the achievement of a certain revenue target. The Earnout liability was classified as a Level 3 measurement within the fair value hierarchy for which fair value was derived from inputs that were unobservable and significant to the overall fair value measurement. The fair value of such Earnout liability was estimated using a Monte Carlo simulation model that utilized key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout Period. The Earnout Period ended on June 30, 2022 and the Company calculated the Earnout liability to be $0. Before its settlement, the Company assessed the fair value of the Earnout liability at each reporting period. Any subsequent changes in the estimated fair value of the liability were reflected in selling, general and administrative expenses until the liability was settled. For more information about the Earnout liability, refer to Note 3, Acquisition.

The following table provides a roll-forward of the fair value of the Company’s Earnout liability, for which fair value was determined using Level 3 inputs until the end of the Earnout Period on June 30, 2022.

Earnout liability
Balance as of December 31, 2020	$3,985
Change in fair value	(3,985)
Balance as of December 31, 2021	—
Change in fair value	—
Balance as of June 30, 2022	$—

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and 2022.

5. Accounts receivable, net

Accounts receivable consisted of the following:

	December 31,
	2023	2022
Accounts receivable	$88,859	$95,812
Less - allowance for credit losses	(6,860)	(6,362)
	$81,999	$89,450

The Company’s allowance for credit losses is comprised of the following:

Balance as of December 31, 2021	$5,153
Additions	1,781
Write-offs	(572)
Balance as of December 31, 2022	$6,362
Cumulative-effect adjustment from adoption of ASU 2016-13, net of tax (Note 2)	615
Additions	1,297
Write-offs	(1,414)
Balance as of December 31, 2023	$6,860

6. Inventories

Inventories, net of related reserves for excess and obsolescence, consist of the following:

	December 31,
	2023	2022
Raw materials	$12,988	$12,282
Work in process	810	1,022
Finished goods	14,455	11,479
	$28,253	$24,783

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory levels and working with operations to maximize recovery of excess inventory. During the years ended December 31, 2023, 2022, and 2021, the Company charged $6,580, $9,648, and $12,079, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations and comprehensive income.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
Subscriptions	$5,866	$4,211
Prepaid licensing fee (Note 18)	2,368	—
Conferences and marketing expenses	945	106
Deposits	872	635
Insurance	85	54
Other	318	80
	$10,454	$5,086

Deposits are funds held by vendors which are expected to be released within twelve months and therefore they are recorded as current assets.

8. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
	2023	2022
Leasehold improvements	$60,819	$37,607
Building	4,943	4,943
Furniture, computers and equipment	64,585	57,147
	130,347	99,697
Accumulated depreciation	(73,186)	(62,798)
Construction in progress	59,067	65,564
	$116,228	$102,463

Depreciation expense was $10,448, $5,845 and $5,781, for the years ended December 31, 2023, 2022, and 2021, respectively. Construction in progress primarily represents unfinished construction work on a purchased building located on the Company’s Canton, Massachusetts campus and improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts, as well as costs incurred to implement the company-wide enterprise resource planning ("ERP") system. During the year ended December 31, 2023, the Company incurred $10,891 in costs associated with the ERP implementation.

During the year ended December 31, 2022, the Company recorded a charge of $4,200 for the sale and donation of some equipment related to the construction in progress in one of its Canton, Massachusetts facilities. The disposal was the result of a change in the design of the construction plan for the manufacturing facility and the determination that this equipment was no longer compatible with the ongoing design. During 2022, the Company decided to temporarily pause the construction of this manufacturing facility due to inflation and market conditions that adversely impacted construction projects across the biotechnology and life sciences industries. In connection with this decision, the Company recorded a charge of $632 as cancellation fees to various vendors. These charges were included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income for the year ended December 31, 2022.

During the years ended December 31, 2023 and 2022, the Company identified certain impairment triggers relating to its asset groups, which included incurred expenses in excess of planned expenses for the ERP implementation in 2023, and the sale and donation of equipment and the construction pause in 2022. The impairment triggers indicated that the Company’s long-lived assets might be impaired. The Company performed recoverability tests during the years ended December 31, 2023 and 2022 in accordance with ASC 360, Property, Plant and Equipment. The estimated undiscounted cash flows directly attributable to the asset group exceeded the carrying value of the asset group. Therefore, the Company did not record any impairment related to its asset group.

9. Goodwill and Intangible Assets

Goodwill was $28,772 as of December 31, 2023 and 2022. There was no impairment of goodwill recorded during the years ended December 31, 2023, 2022, or 2021.

Identifiable intangible assets consisted of the following as of December 31, 2023:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(24,666)	$7,954
Customer relationship	10,690	(3,519)	7,171
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,590)	490
Non-compete agreements	1,010	(754)	256
Total	$58,523	$(42,652)	$15,871

Identifiable intangible assets consisted of the following as of December 31, 2022:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(21,164)	$11,456
Customer relationship	10,690	(2,450)	8,240
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,393)	687
Non-compete agreements	1,010	(604)	406
Total	$58,523	$(37,734)	$20,789

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, which reflects the pattern in which the economic benefits of the intangible assets are consumed, was $4,918, $4,883 and $4,949 for the years ended December 31, 2023, 2022, and 2021, respectively. Estimated future annual amortization expense related to these intangible assets is as follows:

2024	$3,403
2025	3,323
2026	3,043
2027	2,283
2028	1,968
Thereafter	1,851
Total	$15,871

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
Personnel costs	$18,287	$17,113
Royalties	3,075	3,320
Accrued but unpaid lease obligations and interest	2,326	2,463
Accrued milestone payment (Note 18)	2,500	—
Accrued taxes	2,799	2,625
Other	1,087	926
	$30,074	$26,447

The accrued but unpaid lease obligations and the interest accrual on these obligations are related to the buildings in Canton, Massachusetts. See Note 17, Leases.

11. Restructuring

In order to reduce the Company’s cost structure and improve operating efficiency, the Company consolidates its manufacturing operations in various locations into Massachusetts facilities.

On October 21, 2020, the Company committed to a plan to restructure the workforce and operations in its La Jolla, California facilities. The restructuring involved 65 employees and was substantially completed as of December 31, 2021, with certain facility and storage activities continuing through 2024. On March 9, 2022, the Company committed to a plan to restructure the workforce and operations in its Birmingham, Alabama facilities. The restructuring involved approximately 25 employees and was substantially completed as of December 31, 2022, with minimal expenses incurred in 2023.

On February 3, 2023, the Company committed to a plan to restructure its workforce to increase productivity and enhance profitability. The reduction in force reduced the Company’s headcount by 71 employees, or approximately 7% of all employees. The Company incurred total employee-related charges of $1,609 in connection with the restructuring, primarily consisting of severance payments. It was substantially completed as of March 31, 2023.

On October 27, 2023, the Company committed to a plan to restructure its workforce to increase productivity and enhance profitability. The reduction in force reduced the Company’s headcount by 49 employees, or approximately 5% of all employees. The Company incurred a total charge of $1,820 in the fourth quarter of 2023, primarily consisting of severance payments.

As a result of the restructuring activities, the Company incurred pre-tax charges of $3,796, $2,268 and $4,704 in the years ended December 31, 2023, 2022, and 2021, respectively. These charges were included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The liability related to the restructuring activities was $904 and $1,192 as of December 31, 2023 and 2022, respectively, and was included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a rollforward of the restructuring liability.

	Employee	Other	Total
Liability balance as of December 31, 2020	618	—	618
Expenses	3,513	1,191	4,704
Cash distributions	(1,614)	(540)	(2,154)
Liability balance as of December 31, 2021	2,517	651	3,168
Expenses	1,557	711	2,268
Cash distributions	(3,064)	(1,180)	(4,244)
Liability balance as of December 31, 2022	1,010	182	1,192
Expenses	3,429	367	3,796
Cash distributions and other adjustments	(3,535)	(549)	(4,084)
Liability balance as of December 31, 2023	$904	$—	$904

12. Long-Term Debt Obligations

	December 31,
	2023	2022
Term loan	66,563	71,250
Less debt discount and debt issuance cost	(332)	(481)
Term loan, net of debt discount and debt issuance cost	$66,231	$70,769

2021 Credit Agreement

In August 2021, the Company, as borrower, its subsidiaries, as guarantors, and Silicon Valley Bank ("SVB"), and the several other lenders thereto (collectively, the "Lenders") entered into a credit agreement, as amended (the "2021 Credit Agreement"), providing for a term loan facility not to exceed $75,000 (the "Term Loan Facility") and a revolving credit facility not to exceed $125,000 (the "Revolving Facility" and, together with the Term Loan Facility, the "Facilities"). The Company’s obligations to the Lenders are secured by substantially all of the Company’s assets, including intellectual property. Capitalized terms used herein and not otherwise defined are defined as set forth in the 2021 Credit Agreement.

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

The 2021 Credit Agreement requires the Company to make consecutive quarterly installment payments equal to the following: (a) from September 30, 2021 through and including June 30, 2022, $469; (b) from September 30, 2022 through and including June 30, 2023, $938; (c) from September 30, 2023 through and including June 30, 2025, $1,406 and (d) from September 30, 2025 and the last day of each quarter thereafter until August 6, 2026 (the "Term Loan Maturity Date"), $1,875. The Company may prepay the Term Loan Facility. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.

The Company must pay in arrears, on the first day of each quarter prior to August 6, 2026 (the "Revolving Termination Date") and on the Revolving Termination Date, a fee for the Company’s non-use of available funds (the "Commitment Fee"). The Commitment Fee rate is between 0.25% to 0.45% based on the Total Net Leverage Ratio. The Company may elect to reduce or terminate the Revolving Facility in its entirety at any time by repaying all outstanding principal and unpaid accrued interest.

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

As of December 31, 2023 and 2022, the Company had outstanding borrowings of $66,563 and $71,250 under the Term Loan Facility, respectively, and $0 under the Revolving Facility with $125,000 available for future revolving borrowings.

Future payments of the 2021 Credit Agreement, as of December 31, 2023, are as follows for the calendar years ending December 31:

2024	5,625
2025	6,563
2026	54,375
Total	$66,563

2019 Credit Agreement

In March 2019, the Company, its subsidiaries and SVB, and the several other lenders thereto entered into a credit agreement, as amended (the "2019 Credit Agreement"), providing for a term loan facility of $40,000 and a revolving credit facility of up to $60,000. Both facilities were set to mature in 2024. The interest rate for the term loan facility was a floating per annum interest rate equal to the greater of 3.75% above the Wall Street Journal Prime Rate and 9.25%. The interest rate for advances under the revolving facility was a floating per annum interest rate equal to the greater of the Wall Street Journal Prime Rate and 5.50%. If the Company elected to prepay the loan or terminate the facilities, the Company was required to pay a certain percentage of the outstanding principal as a prepayment fee. A final payment fee (the "Final Payment") of 6.5% multiplied by the original aggregate principal amount of term loan facility was due upon the earlier to occur of the maturity date of the term loan or prepayment of all outstanding principal.

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

13. Stockholders’ Equity

As of December 31, 2023 and 2022, the issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019.

Each share of Class A common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. Class A common stockholders are entitled to receive dividends, as may be declared by the Board of Directors to the extent permissible under the 2021 Credit Agreement. Through December 31, 2023, no cash dividends have been declared or paid.

At December 31, 2023 and 2022, the Company reserved the following shares of Class A common stock for future issuance:

	December 31,
	2023	2022
Shares reserved for issuance for outstanding options	9,340,046	5,931,742
Shares reserved for issuance for outstanding restricted stock units	3,898,331	1,381,500
Shares reserved for issuance for future grants	4,898,964	11,394,962
Total shares of authorized common stock reserved for future issuance	18,137,341	18,708,204

14. Share-Based Compensation

Stock Incentive Plans-the 2018 Plan

On November 28, 2018, the Board of Directors of the Company adopted, and on December 10, 2018, the Company’s stockholders approved, the Organogenesis 2018 Equity and Incentive Plan (the "2018 Plan"). The purposes of the 2018 Plan are to provide long-term incentives and rewards to the Company’s employees, officers, directors and other key persons (including consultants), to attract and retain persons with the requisite experience and ability, and to more closely align the interests of such employees, officers, directors and other key persons with the interests of the Company’s stockholders.

The 2018 Plan authorizes the Company’s Board of Directors or a committee of not less than two independent directors (in either case, the "Administrator") to grant the following types of awards: non-statutory stock options; incentive stock options; restricted stock awards; restricted stock units; stock appreciation rights; unrestricted stock awards; performance share awards; and dividend equivalent rights. The 2018 Plan is administered by the Company’s Board of Directors.

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

Stock Incentive Plans-the 2003 Plan

The Organogenesis 2003 Stock Incentive Plan (the "2003 Plan"), provided for the Company to issue restricted stock awards, or to grant incentive stock options or non-statutory stock options. Incentive stock options were granted only to the Company’s employees. Restricted stock awards and non-statutory stock options were granted to employees, members of the Board of Directors, outside advisors and consultants of the Company.

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

During the years ended December 31, 2023, 2022, and 2021, the Company recorded stock-based compensation expense of $8,996, $6,552 and $3,864, respectively, within selling, general and administrative expenses on the consolidated statements of operations and comprehensive income.

Restricted Stock Units (RSUs)

During the years ended December 31, 2023 and 2022, the Company granted 3,192,372 and 979,257 time-based restricted stock units to its employees, executives and the Board of Directors. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. The fair value of the restricted stock units is based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested at December 31, 2022	1,381,500	$7.62
Granted	3,192,372	$2.47
Vested	(522,651)	$7.28
Canceled/Forfeited	(152,890)	$5.21
Unvested at December 31, 2023	3,898,331	$3.54

As of December 31, 2023, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $7,316 and the weighted average remaining recognition period for unvested awards was 2.53 years.

Stock Options

The stock options granted during the years ended December 31, 2023 and 2022 were 3,554,528 and 1,418,224, respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods are as follows, presented on a weighted-average basis:

	Year Ended
	December 31,
	2023	2022

Risk-free interest rate	4.00%	1.92%
Expected term (in years)	6.25	6.25
Expected volatility	51.00%	50.66%
Expected dividend yield	0.0%	0.0%
Underlying stock price	$2.47	$7.87

These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2023 and 2022 of $1.32 and $3.94, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2022	5,931,742	$5.91	6.14	$2,245
Granted	3,554,528	$2.51
Canceled / forfeited	(146,224)	$7.09
Outstanding as of December 31, 2023	9,340,046	$4.60	6.66	$10,267
Options exercisable as of December 31, 2023	3,999,380	$4.57	4.08	$4,681
Options vested or expected to vest as of December 31, 2023	8,488,262	$4.66	6.44	$9,227

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The total fair value of options vested during the years ended December 31, 2023 and 2022 was $3,117 and $2,082, respectively.

As of December 31, 2023, the total unrecognized stock compensation expense was $6,295 and was expected to be recognized over a weighted-average period of 2.35 years.

During the year ended December 31, 2021, a former executive repaid the remaining principal balance of certain partial recourse notes, which was treated as the exercise price for 195,278 shares of associated stock options. After such repayment, a total of 675,990 shares that had previously been used to secure all of the partial recourse notes taken by the executive were considered issued and outstanding. See Note 19, Related Party Transactions, for additional information.

15. Income Taxes

The components of the income tax expense (benefit) consisted of the following for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit):
Current tax expense (benefit)
Federal	$1,275	$178	$—
State	2,157	2,575	899
Foreign	3	17	(39)
Total current tax expense	3,435	2,770	860
Deferred tax expense (benefit)
Federal	3,311	5,446	(30,506)
State	(1,312)	(3,466)	(1,470)
Foreign	13	—	—
Total deferred tax expense (benefit)	2,012	1,980	(31,976)
Total income tax expense (benefit)	$5,447	$4,750	$(31,116)

On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal year 2021, the Company assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated income over the three years ended December 31, 2021, revenue growth and expectations of future profitability, and negative evidence, including the impact of a negative change in the economic climate, significant risks and uncertainties in the business and restrictions on tax loss utilization in certain state jurisdictions. After assessing both the positive evidence and the negative evidence, the Company determined it was more likely than not that its deferred tax assets would be realized in the future and released the valuation allowance on its net deferred tax assets as of December 31, 2021, resulting in a benefit from income taxes of $48,252. The Company determined that its net U.S. deferred tax assets did not require a valuation allowance as of December 31, 2023 and 2022.

As of December 31, 2023, the Company had available for the reduction of future years’ federal taxable income, net operating loss carry-forwards of approximately $11,669, all of which can be carried forward indefinitely, but that are subject to an 80% taxable income limitation. The Company had state net operating loss carry-forwards of approximately $9,430, expiring from the year ended December 31, 2029 through 2038.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Net operating loss carryforwards
Federal	$2,455	$9,327
State	665	960
Foreign	4	16
Other	6,404	5,658
Capitalized research and development	17,608	8,849
Stock-based compensation	1,699	1,453
Finance leases	—	126
Operating leases	12,503	13,164
Fixed assets	—	3,921
Net deferred tax assets before valuation allowance	41,338	43,474
Valuation allowance	—	—
Property and equipment	(1,493)	—
Right-of-use assets	(10,002)	(10,724)
Intangibles	(1,841)	(2,736)
Net deferred tax assets	$28,002	$30,014

The Company’s subsidiary in Switzerland is carrying a deferred tax asset of approximately $4 relating to a net operating loss carryover that is expected to be benefited in the next couple of years. The Company has not recorded withholding taxes on the undistributed earnings of its Swiss subsidiary because it is the Company’s intent to reinvest such earnings indefinitely.

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

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported consolidated income tax benefit (expense) are summarized as follows:

	December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Federal valuation allowance	—	—	(70.6%)
State valuation allowance	—	—	(9.1%)
Return to provision and other adjustments	(1.4%)	(1.6%)	—
Prior period correction	—	(8.5%)	—
Executive compensation limited by 162(m)	12.0%	3.1%	—
State and local income taxes	8.8%	6.8%	6.8%
Meals and entertainment	5.9%	—	—
Nondeductible lobbying expenses	1.7%	0.4%	—
Stock-based compensation	1.3%	0.3%	—
Foreign rate differential	(0.1%)	0.1%	—
Uncertain tax position reserves	0.7%	0.3%	0.9%
Nondeductible fringe benefits	1.0%	0.4%	—
State credits	1.1%	0.9%	—
Other nondeductible expenses	0.4%	0.2%	0.8%
Research and development credits	—	—	0.9%
Effective income tax rate	52.4%	23.4%	(49.3%)

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits is $2,837, $2,642 and $2,307, as of December 31, 2023, 2022, and 2021, respectively.

A tabular roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Year Ended December 31,
	2023	2022	2021
Gross balance at beginning of year	$1,632	$1,612	$2,123
Additions based on tax positions related to the current period	113	206	153
Reductions for tax positions of prior years	(126)	(186)	(664)
Gross balance at end of year	$1,619	$1,632	$1,612

The Company files income tax returns in the U.S. federal and state jurisdictions and Switzerland. With limited exceptions, the Company is no longer subject to federal, state, local or foreign examinations for years prior to December 31, 2019. However, carryforward attributes that were generated prior to December 31, 2019 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

The Company recognizes interest and penalty-related expenses in tax expenses. The Company recorded $500 and $404 of interest for uncertain tax positions for the years ended December 31, 2023 and 2022, respectively, which is classified in accrued expenses and other current liabilities in the consolidated balance sheets. These amounts are not reflected in the reconciliation above.

16. Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted-average number of shares outstanding plus the dilutive effect, if any, of outstanding equity awards using the treasury stock method which includes consideration of unrecognized compensation expenses as additional proceeds.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income attributable to the Class A common stockholders is as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net Income	$4,945	$15,532	$94,202
Denominator:
Weighted average common shares outstanding —basic	131,231,317	130,070,231	128,331,022
Dilutive effect of restricted stock units	710,813	149,215	469,123
Dilutive effect of options	804,597	2,163,706	4,862,514
Weighted-average common shares outstanding—diluted	132,746,727	132,383,152	133,662,659
Earnings per share—basic	$0.04	$0.12	$0.73
Earnings per share—diluted	$0.04	$0.12	$0.70

For the years ended December 31, 2023, 2022, and 2021, outstanding stock-based awards of 3,147,503, 3,445,191 and 994,168, respectively, were excluded from the diluted EPS calculation as they were anti-dilutive.

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

The Company also leases other equipment under noncancelable operating leases that expire at various dates through 2025, and certain equipment required for its cleanroom facilities under finance leases that expire in 2026.

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

On January 1, 2013, the Company entered into finance lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts (the

“Related-Party Leases”). 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also directors, former directors and / or stockholders of the Company.

In August 2021, the Company purchased the building (the "275 Dan Road Building") under the lease with 275 Dan Road SPE, LLC for $6,013 and the lease was terminated. The Company recorded an asset of $4,943 to buildings within property and equipment, net in accordance with ASC 842-20-40-2, Purchase of the Underlying Asset, to account for the purchase of the leased asset.

The remaining three Related-Party Leases were set to terminate on December 31, 2022 and each contained a renewal option for a five-year period with a rental rate at the greater of (i) rent for the last year of the prior term, or (ii) the then fair market value. In November 2021, the Company exercised the option to extend the leases for an additional five years, and at such time, remeasured the right of use assets and lease liabilities based on its best estimate of the market rental rate in the renewal period and reassessed the classification for these leases. As a result, these leases were reclassified from finance leases to operating leases on the consolidated balance sheets as of December 31, 2021. In December 2022, the Company and the landlord finalized the market rental rate in the renewal period for these properties, resulting in an additional $8,060 to be recorded as variable lease expenses over the renewal period.

In May 2023, the Company amended its lease of its research and development facility in Birmingham, Alabama. The lease amendment extended the term of the lease through September 30, 2031 and was accounted for as a modification to the existing lease contract.

In June 2023, the Company amended a contract with a contract manufacturing organization, which had previously been determined to contain an embedded operating lease for dedicated manufacturing space. The lease amendment extended the term of the lease through July 31, 2026. The Company accounted for the lease amendment as a modification to the existing lease, and accordingly increased the associated right-of-use asset and lease liability by $2,106.

During the year ended December 31, 2023, the Company terminated an existing agreement for the rental of certain medical garments. The Company recorded a loss of $559 in connection with the lease termination.

During the year ended December 31, 2023, the Company executed agreements for the rental of certain medical garments. The Company classified these rental agreements as finance leases and the leases commenced in April 2023 and September 2023. At each lease commencement date, the Company recorded equipment within property and equipment and associated lease liabilities of $750 and $2,701, respectively.

Effective April 1, 2019, the Company agreed to accrue interest on accrued but unpaid lease obligations owed for rent in arrears to the owners of the buildings subject to the Related-Party Leases, at an interest rate equal to the rate charged under the 2019 Credit Agreement. In connection with the purchase of the 275 Dan Road Building in August 2021, the Company paid 50% of the accrued but unpaid lease obligations, including accrued interest, associated with the 275 Dan Road Building. The remaining accrued but unpaid lease obligation for this building was paid in five quarterly installments through January 3, 2023, and accordingly at December 31, 2023, there is no remaining balance or accrued interest associated with the 275 Dan Road Building. The accrued but unpaid lease obligations as well as the related accrued interest with respect to the remaining three Related-Party Leases are shown below:

	December 31,
	2023	2022
Principal portion of rent in arrears	$5,273	$5,779
Accrued interest on accrued but unpaid lease obligations	$2,326	$1,956

The accrued but unpaid lease obligations owed for rent in arrears was included in current portion of operating lease obligations, other than the balance related to the 275 Dan Road Building, which was included in accrued expenses and other current liabilities on the consolidated balance sheets, as of December 31, 2023 and 2022. The accrued interest on the accrued but unpaid lease obligations was included in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2023 and 2022.

The components of lease cost were as follows:

	Classification	Year Ended December 31, 2023	Year Ended December 31, 2022
Finance lease
Amortization of right-of-use assets	COGS and SG&A	$479	$213
Interest on lease liabilities	Interest Expense	137	7
Total Finance lease cost		616	220
Operating lease cost	COGS, R&D, SG&A	10,052	9,570
Short-term lease cost	COGS, R&D, SG&A	2,921	2,951
Variable lease cost	COGS, R&D, SG&A	5,595	5,082
Total lease cost		$19,184	$17,823

Supplemental balance sheet information related to finance leases was as follows:

	December 31,	December 31,
	2023	2022
Property and equipment, gross	$3,454	$1,174
Accumulated depreciation	(479)	(1,174)
Property and equipment, net	$2,975	$—

Current portion of finance lease obligations	$1,081	$—
Finance lease obligations, net of current portion	1,888	—
Total finance lease liabilities	$2,969	$—

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,401	$9,273
Operating cash flows for finance leases	$137	$7
Financing cash flows for finance leases	$485	$200

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term
Finance leases	2.58	—
Operating leases	6.49	7.54

	December 31,	December 31,
	2023	2022
Weighted-average discount rate
Finance leases	7.91%	—
Operating leases	4.71%	4.61%

As of December 31, 2023, the maturities of lease liabilities were as follows:

	Operating leases	Finance leases
2024	$9,799	$1,278
2025	8,823	1,278
2026	7,542	737
2027	13,275	—
2028	3,570	—
Thereafter	15,108	—
Total lease payments	58,117	3,293
Less: interest	(7,966)	(324)
Total lease liabilities	$50,151	$2,969

18. Commitments and Contingencies

License and Manufacturing Agreement

In November 2023, the Company entered into a trademark license and manufacturing agreement with Vivex Biologics, Inc. ("Vivex") to sell its CYGNUS Dual ("Dual") and CYGNUS Matrix ("Matrix") products, with the option to license the VIA Matrix ("VIA") products.

The Company paid an upfront licensing fee to Vivex to sell Dual and Matrix, and also agreed to pay a fixed milestone payment for Dual in the event that its average sales price ("ASP") is published by certain government agencies for a specified period of time. In addition, the Company is required to pay a low double digit royalty and a high single-digit royalty on the Net Sales of Dual and Matrix, respectively, during the royalty term, as defined in the agreement with Vivex. The royalty term is commensurate with the initial term of the contract and will continue for each subsequent renewal period. The initial term of the agreement expires on December 31, 2026 and can be renewed for up to five additional one-year terms.

The Company recorded $5,000 in prepaid and other current assets and other assets for the payment of the upfront licensing fee, which will be recognized as expense on a straight-line basis over the estimated life of the arrangement, which the Company determined to be three years, commensurate with the initial term of the contract. In December 2023, the Company recorded $2,500 in prepaid and other current assets, other assets, and accrued expenses and other current liabilities for the milestone payment, as the Company determined it is probable of owing such payment to Vivex. As of December 31, 2023, $2,368 and $4,737 are recorded in prepaid and other current assets and other assets in the accompanying consolidated balance sheets, respectively, for the upfront licensing fee and expected milestone payment.

Royalties

The Company entered into a license agreement with a university for certain patent rights related to the development, use and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. Accrued royalties totaled $1,187 as of December 31, 2023 and 2022, respectively, and were classified as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheets. There was no royalty expense incurred during the years ended December 31, 2023, 2022, and 2021, related to this agreement.

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions. The Company recorded royalty expense of $5,456, $7,279 and $5,929, during the years ended December 31, 2023, 2022, and 2021, respectively, within selling, general and administrative expenses on the consolidated statements of operations and comprehensive income.

Legal Matters

In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable.

Other Commitments

As of December 31, 2023, we had commitments totaling $34,915 that are legally binding and enforceable. These commitments include purchase obligations for goods and services.

19. Related Party Transactions

Lease obligations to affiliates, including accrued but unpaid lease obligations, purchase of an asset under a finance lease with an affiliate, and renewal of leases with affiliates are further described in Note 17, Leases.

In 2010, the Company’s Board of Directors approved a loan program that permitted the Company to make loans to three executives of the Company (the "Employer Loans") to (i) provide them with liquidity ("Liquidity Loans") and (ii) fund the exercise of vested stock options ("Option Loans"). Two of the executives left the Company in 2014. The Employer Loans matured with all principal and accrued interest due on the tenth anniversary of the issuance date of each subject loan. Interest on the Employer Loans was at various rates ranging from 2.30%—3.86% per annum, compounded annually. The Employer Loans were secured by shares of the Company’s Class A common stock held by the former executives. With respect to the Liquidity Loans, the Company had no personal recourse against the borrowers beyond the pledged shares. As of December 31, 2020, Liquidity Loans and Option Loans to one former executive were outstanding with an aggregate principal balance of $100 and $334, respectively. During the three months ended March 31, 2021, this former executive paid off the outstanding principal balance of his Employer Loans and the related interest receivable. As a result, the Company recorded $179 as a recovery of the previously reserved related party receivables within selling, general and administrative expenses on the consolidated statements of operations and comprehensive income for the year ended December 31, 2021. The $334 of the repaid principal balance of the Option Loans was recorded to equity. See Note 14, Share-Based Compensation.

20. Employee Benefit Plan

The Company maintains a 401(k) Savings Plan (the "Plan") for the U.S. employees. Under the Plan, eligible employees may contribute, subject to statutory limitations, a percentage of their salary to the Plan. Contributions made by the Company are made at the discretion of the Board of Directors and vest immediately. During the years ended December 31, 2023, 2022, and 2021, the Company made employer contributions of $7,430, $6,601 and $3,092, respectively.

21. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC.