Form 10-Q
period 2024-06-30
Organogenesis Holdings Inc.
filed 2024-08-08
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The number of shares of the registrant’s Class A common stock outstanding as of July 31, 2024 was 132,575,002.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2024

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$89,902	$103,840
Restricted cash	575	498
Accounts receivable, net	105,945	81,999
Inventories, net	26,883	28,253
Prepaid expenses and other current assets	10,889	10,454
Total current assets	234,194	225,044
Property and equipment, net	89,947	116,228
Intangible assets, net	14,136	15,871
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	36,572	40,118
Deferred tax asset, net	33,691	28,002
Other assets	5,851	5,990
Total assets	$443,163	$460,025
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term loan	$5,758	$5,486
Current portion of finance lease obligations	1,125	1,081
Current portion of operating lease obligations - related party	7,357	8,413
Current portion of operating lease obligations	4,081	4,731
Accounts payable	29,390	30,724
Accrued expenses and other current liabilities	38,016	30,074
Total current liabilities	85,727	80,509
Term loan, net of current portion	57,731	60,745
Finance lease obligations, net of current portion	1,314	1,888
Operating lease obligations, net of current portion - related party	10,139	11,954
Operating lease obligations, net of current portion	23,483	25,053
Other liabilities	1,268	1,213
Total liabilities	179,662	181,362
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 133,302,786 and 132,044,944 shares issued; 132,574,238 and 131,316,396 shares outstanding at June 30, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	323,602	319,621
Accumulated deficit	(60,114)	(40,971)
Total stockholders’ equity	263,501	278,663
Total liabilities and stockholders’ equity	$443,163	$460,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$130,234	$117,316	$240,210	$224,958
Cost of goods sold	29,198	26,316	57,894	52,923
Gross profit	101,036	91,000	182,316	172,035
Operating expenses:
Selling, general and administrative	76,540	70,317	148,862	144,151
Research and development	15,587	10,938	28,397	22,140
Impairment of property and construction	18,842	—	18,842	—
Write down of capitalized internal-use software costs	3,959	—	3,959	—
Total operating expenses	114,928	81,255	200,060	166,291
Income (loss) from operations	(13,892)	9,745	(17,744)	5,744
Other expense, net:
Interest expense, net	(620)	(594)	(1,134)	(1,243)
Other income (expense), net	(28)	28	(5)	51
Total other expense, net	(648)	(566)	(1,139)	(1,192)
Net income (loss) before income taxes	(14,540)	9,179	(18,883)	4,552
Income tax expense	(2,503)	(3,863)	(260)	(2,205)
Net income (loss) and comprehensive income (loss)	$(17,043)	$5,316	$(19,143)	$2,347

Net income (loss) per share:
Basic	$(0.13)	$0.04	$(0.14)	$0.02
Diluted	$(0.13)	$0.04	$(0.14)	$0.02
Weighted-average common shares outstanding
Basic	132,573,153	131,293,398	132,217,463	131,189,405
Diluted	132,573,153	133,066,010	132,217,463	132,475,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2023	131,316,396	$13	$319,621	$(40,971)	$278,663
Exercise of stock options	152,250	—	180	—	180
Vesting of RSUs, net of shares surrendered to pay taxes	1,070,694	—	(1,120)	—	(1,120)
Stock-based compensation expense	—	—	2,407	—	2,407
Net loss	—	—	—	(2,100)	(2,100)
Balance as of March 31, 2024	132,539,340	$13	$321,088	$(43,071)	$278,030
Vesting of RSUs, net of shares surrendered to pay taxes	34,898	—	(54)	—	(54)
Stock-based compensation expense	—	—	2,568	—	2,568
Net loss	—	—	—	(17,043)	(17,043)
Balance as of June 30, 2024	132,574,238	$13	$323,602	$(60,114)	$263,501

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2022	130,919,129	$13	$310,957	$(45,301)	$265,669
Cumulative-effect adjustment from adoption of ASU 2016-13, net of tax (Note 2)	—	—	—	(615)	(615)
Vesting of RSUs, net of shares surrendered to pay taxes	307,258	—	(298)	—	(298)
Stock-based compensation expense	—	—	1,914	—	1,914
Net loss	—	—	—	(2,969)	(2,969)
Balance as of March 31, 2023	131,226,387	$13	$312,573	$(48,885)	$263,701
Vesting of RSUs, net of shares surrendered to pay taxes	85,465	—	(34)	—	(34)
Stock-based compensation expense	—	—	2,299	—	2,299
Net income	—	—	—	5,316	5,316
Balance as of June 30, 2023	131,311,852	$13	$314,838	$(43,569)	$271,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(19,143)	$2,347
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,438	4,922
Amortization of intangible assets	1,735	2,459
Reduction in the carrying value of right-of-use assets	4,364	3,893
Non-cash interest expense	209	215
Deferred interest expense	213	245
Provision recorded for credit losses	2,032	190
Deferred tax benefit	(5,689)	—
Loss on disposal of property and equipment	434	65
Adjustment for excess and obsolete inventories	4,469	3,464
Stock-based compensation	4,975	4,213
Impairment of property and construction (Note 6)	18,842	—
Write down of capitalized internal-use software costs (Note 6)	3,959	—
Changes in operating assets and liabilities:
Accounts receivable	(25,978)	(4,970)
Inventories	(2,009)	(4,045)
Prepaid expenses and other current assets and other assets	(436)	(2,874)
Operating leases	(5,908)	(4,178)
Accounts payable	(2,147)	(3,535)
Accrued expenses and other current liabilities	8,162	1,091
Other liabilities	54	67
Net cash provided by (used in) operating activities	(5,424)	3,569
Cash flows from investing activities:
Purchases of property and equipment	(4,102)	(15,061)
Net cash used in investing activities	(4,102)	(15,061)
Cash flows from financing activities:
Payments of term loan under the 2021 Credit Agreement	(2,813)	(1,875)
Payments of withholding taxes in connection with RSUs vesting	(1,174)	(332)
Proceeds from the exercise of stock options	180	—
Principal repayments of finance lease obligations	(528)	(83)
Net cash used in financing activities	(4,335)	(2,290)
Change in cash, cash equivalents and restricted cash	(13,861)	(13,782)
Cash, cash equivalents, and restricted cash, beginning of period	104,338	103,290
Cash, cash equivalents, and restricted cash, end of period	$90,477	$89,508
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,744	$2,608
Cash paid for income taxes	$4,796	$3,022
Supplemental disclosure of non-cash investing and financing activities:
Cumulative effect adjustment for adoption of ASU No. 2016-13	$—	$615
Purchases of property and equipment included in accounts payable and accrued expenses	$709	$1,882
Right-of-use assets obtained through operating lease obligations	$817	$4,253

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 29, 2024 (the “Annual Report”). The results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future years or periods.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report, with the exception of those detailed below.

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

Nonrecurring Fair Value Measurements of Nonfinancial Assets

The Company estimates fair value to perform impairment tests on long-lived asset groups when required. The methodologies used to determine fair value in these circumstances are primarily based upon discounted cash flow models and the inputs to such models are classified within Level 3 of the fair value hierarchy. If impaired, these assets or asset groups are measured and recorded at fair value within the accompanying unaudited condensed consolidated financial statements on a nonrecurring basis.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting periods. In preparing the condensed consolidated financial statements, the estimates and assumptions that management considers to be significant and that present the greatest amount of uncertainty include: revenue recognition; sales returns and credit losses; inventory reserve; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets, including impairment and write-downs; and the valuation and recognition of stock-based compensation. Actual results and outcomes may differ significantly from those estimates and assumptions.

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

3. Revenue from Contracts with Customers

The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s products to customers based on specific payment and shipping terms in the arrangement. Product revenue is recognized when a customer obtains control of the Company’s products which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts and Group Purchasing Organization (“GPO”) rebates, which represent a direct reduction to the revenue recognized. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances. For the three and six months ended June 30, 2024 and 2023, the Company recorded GPO fees of $1,629, $3,023, $1,466 and $2,890,respectively, as a direct reduction of revenue.

The following tables set forth revenue by product category:

	Three Months Ended June 30,
	2024	2023
Advanced Wound Care	$123,237	$110,075
Surgical & Sports Medicine	6,997	7,241
Total net revenue	$130,234	$117,316

	Six Months Ended June 30,
	2024	2023
Advanced Wound Care	$227,101	$210,992
Surgical & Sports Medicine	13,109	13,966
Total net revenue	$240,210	$224,958

For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.

4. Accounts Receivable, Net

Accounts receivable consisted of the following:

	June 30,	December 31,
	2024	2023
Accounts receivable	$114,457	$88,859
Less — allowance for credit losses	(8,512)	(6,860)
	$105,945	$81,999

The Company’s allowance for credit losses is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$7,475	$6,921	$6,860	$6,362
Cumulative effect of adopting ASU 2016-13	—	—	—	615
Additions (adjustments)	1,064	(53)	2,032	190
Write-offs	(27)	(217)	(383)	(516)
Recoveries	—	—	3	—
Balance at end of period	$8,512	$6,651	8,512	$6,651

5. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$13,674	$12,988
Work in process	847	810
Finished goods	12,362	14,455
	$26,883	$28,253

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three and six months ended June 30, 2024 and 2023, the Company charged $1,954, $4,469, $2,057 and $3,464, respectively, for inventory excess and obsolescence to cost of goods sold within the condensed consolidated statements of operations and comprehensive income (loss).

6. Property and Equipment, Net

Property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Building and leasehold improvements	$77,722	$65,762
Internal use software	10,965	4,625
Furniture, computers and equipment	57,017	59,960
	145,704	130,347
Accumulated depreciation and amortization	(75,230)	(73,186)
Construction in progress	19,473	59,067
Total	$89,947	$116,228

Depreciation and amortization expense was $3,366, $6,438, $2,228, and $4,922 for the three and six months ended June 30, 2024 and 2023, respectively.

During the second quarter of 2024, the Company placed certain modules of its ERP system into service, the costs of which had previously been capitalized as construction in progress and will be expensed over their anticipated useful life, currently estimated to be five years. At such time, the Company determined that certain other modules within the ERP system and other internal-use software had no future use, and accordingly the Company recorded a write down of $3,959 of costs related to this internal-use software.

During the second quarter of 2024, the Company decided to pursue the potential sale of a purchased building, located on the Company’s Canton, Massachusetts campus, on which it had previously paused construction work. The Company identified this change in expectation regarding the use of the building as an impairment indicator. The Company determined the asset group to be comprised of the building and associated construction, and performed the impairment assessment at the asset group level. The Company determined the impairment charge by comparing the fair value of the asset group to its book value, and recorded an impairment charge of $18,842 related to the building and associated unfinished construction work, allocated to each asset class within the asset group based on its relative carrying value. See Note 14, Fair Value Measurements.

During the second quarter of 2024, the Company determined that the factors above constituted an impairment trigger relating to its remaining company-wide asset group. The Company performed a recoverability test in accordance with ASC 360, Property, Plant and Equipment. The estimated undiscounted cash flows directly attributable to the asset group exceeded its carrying value, and accordingly the Company did not record any impairment related to this asset group.

7. Goodwill and Intangible Assets

Goodwill was $28,772 as of June 30, 2024 and December 31, 2023. There was no impairment of goodwill recorded during the three and six months ended June 30, 2024 and 2023.

Intangible assets consisted of the following as of June 30, 2024:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(25,720)	$6,900
Customer relationships	10,690	(4,053)	6,637
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,662)	418
Non-compete agreements	1,010	(829)	181
Total	$58,523	$(44,387)	$14,136

Intangible assets consisted of the following as of December 31, 2023:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(24,666)	$7,954
Customer relationship	10,690	(3,519)	7,171
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,590)	490
Non-compete agreements	1,010	(754)	256
Total	$58,523	$(42,652)	$15,871

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, was $834, $1,735, $1,229, and $2,459 for the three and six months ended June 30, 2024 and 2023, respectively. The weighted average remaining useful lives for developed technology, trade names and trademarks, customer relationship, and non-compete agreements are 4.0 years, 4.0 years, 6.3 years, and 1.3 years, respectively, as of June 30, 2024.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Personnel costs	$19,345	$18,287
Royalties	8,916	3,075
Interest on accrued but unpaid lease obligations	1,881	2,326
Accrued milestone payment (Note 15)	2,500	2,500
Accrued taxes	3,885	2,799
Other	1,489	1,087
Total	$38,016	$30,074

The interest on accrued but unpaid lease obligations is related to the buildings in Canton, Massachusetts. See Note 13, Leases.

9. Restructuring

In order to reduce the Company’s cost structure and improve operating efficiency, the Company has consolidated its manufacturing operations in various locations into Massachusetts facilities.

On February 3, 2023, the Company committed to a plan to restructure its workforce to increase productivity and enhance profitability. The reduction in force reduced the Company’s headcount by 71 employees, or approximately 7% of all employees. The Company incurred a total charge of $1,609 in the six months ended June 30, 2023 in connection with the restructuring, primarily consisting of severance payments. It was substantially completed as of March 31, 2023.

As a result of the restructuring activities, the Company recorded a pre-tax adjustment of ($126) and a pre-tax charge of $1,782 during the three and six months ended June 30, 2023, respectively. These charges are included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The liability related to the restructuring activities was $0 and $298 as of June 30, 2024 and December 31, 2023, respectively, and was included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following tables provide a roll-forward of the restructuring liabilities.

Total
Liability balance as of December 31, 2023	$904
Cash disbursements and other adjustments	(904)
Liability balance as of June 30, 2024	$—

	Employee	Other	Total
Liability balance as of December 31, 2022	$1,010	$182	$1,192
Expenses	1,609	173	1,782
Cash disbursements and other adjustments	(2,321)	(355)	(2,676)
Liability balance as of June 30, 2023	$298	$—	$298

10. Debt Obligations

Debt obligations consisted of the following:

	June 30,	December 31,
	2024	2023
Revolving Facility	$—	$—

Term loan	63,750	66,563
Less debt discount and debt issuance cost	(261)	(332)
Term loan, net of debt discount and debt issuance cost	$63,489	$66,231

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

Advances made under the 2021 Credit Agreement may be either SOFR Loans or ABR Loans, at the Company’s option. For SOFR Loans, the interest rate is a per annum interest rate equal to the Adjusted Term SOFR plus an Applicable Margin between 2.00% to 3.25% based on the Total Net Leverage Ratio. For ABR Loans, the interest rate is equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the Adjusted Term SOFR rate plus 1.0%, plus (2) an Applicable Margin between 1.00% to 2.25% based on the Total Net Leverage Ratio. On June 30, 2024, the applicable interest rate for outstanding borrowings is 7.64%.

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

As of June 30, 2024 and December 31, 2023, the Company had outstanding borrowings of $63,750 and $66,563 under the Term Loan Facility, respectively, and $0 under the Revolving Facility with $125,000 available for future revolving borrowings.

The future payments due under the Term Loan Facility as of June 30, 2024, are as follows for the calendar years ending December 31:

2024 (remaining six months)	2,812
2025	6,563
2026	54,375
Total	$63,750

11. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of June 30, 2024, the issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019.

Stock Incentive Plans

On November 28, 2018, the Board of Directors of the Company adopted, and on December 10, 2018 the Company’s stockholders approved, the Organogenesis 2018 Equity Incentive Plan (the “2018 Plan”). At the adoption of the 2018 Plan, a total of 9,198,996 shares of Class A common stock was authorized to be issued (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company). In June 2022, the 2018 Plan was amended to increase the number of shares of Class A common stock reserved for issuance by 7,826,970 shares. In June 2024, the 2018 Plan was amended to increase the number of shares of Class A common stock reserved for issuance by 15,900,000 shares.

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

Stock-based compensation expense was $2,568, $4,975, $2,299, and $4,213 for the three and six months ended June 30, 2024 and 2023, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Restricted Stock Units (RSUs)

The Company granted 1,914,335 and 3,192,372 time-based restricted stock units to its employees, executives and members of the Board of Directors in the six months ended June 30, 2024 and 2023, respectively. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

	Number	Weighted Average
	of RSUs	Grant Date
		Fair Value
Unvested at December 31, 2023	3,898,331	$3.54
Granted	1,914,335	3.39
Vested	(1,429,948)	3.65
Canceled/forfeited	(54,498)	4.23
Unvested at June 30, 2024	4,328,220	$3.43

As of June 30, 2024, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $10,130 and the weighted average remaining recognition period for unvested awards was 2.63 years.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2023:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding as of December 31, 2023	9,340,046	$4.60	6.66	$10,267
Granted	2,640,601	3.43	—	—
Exercised	(152,250)	1.18	—	254
Canceled/forfeited	(139,981)	2.84	—	161
Outstanding as of June 30, 2024	11,688,416	$4.40	7.08	$3,029
Options exercisable as of June 30, 2024	5,536,271	$4.93	5.06	$2,269
Options vested or expected to vest as of June 30, 2024	10,502,883	$4.49	6.86	$2,884

The stock options granted during the six months ended June 30, 2024 and 2023 were 2,640,601 and 3,554,528, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2024 and 2023 was $1.89 and $1.32, respectively. The total fair value of options vested during the six months ended June 30, 2024 and 2023 was $4,089 and $3,070, respectively.

As of June 30, 2024, the total unrecognized stock compensation expense related to unvested stock options expected to vest was $8,345 and was expected to be recognized over a weighted-average period of 2.66 years.

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

Basic and diluted net income (loss) attributable to the Class A common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(17,043)	$5,316	$(19,143)	$2,347
Denominator:
Weighted average common shares outstanding —basic	132,573,153	131,293,398	132,217,463	131,189,405
Dilutive effect of restricted stock units	—	863,523	—	461,352
Dilutive effect of options	—	909,089	—	825,151
Weighted-average common shares outstanding — diluted	132,573,153	133,066,010	132,217,463	132,475,908
Net income (loss) per share—basic	$(0.13)	$0.04	$(0.14)	$0.02
Net income (loss) per share—diluted	$(0.13)	$0.04	$(0.14)	$0.02

The Company’s potentially dilutive securities include restricted stock units and stock options to purchase shares of Class A common stock. The anti-dilutive potential common stock equivalents of 16,016,636 for the three and six months ended June 30, 2024, respectively, were excluded from the computation of diluted net loss per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact as the Company reported a net loss attributable to common stockholders for those periods. The anti-dilutive potential common stock equivalents of 8,676,433 and 8,763,403 for the three and six months ended June 30, 2023, respectively, were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

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

Effective April 1, 2019, the Company agreed to accrue interest on accrued but unpaid lease obligations owed for rent in arrears to the owners of the buildings subject to the Related-Party Leases, at an interest rate equal to the rate charged under the 2019 Credit Agreement. The remaining accrued but unpaid lease obligation with respect to the 275 Dan Road Building was paid in five quarterly installments through January 3, 2023, and accordingly at June 30, 2024 and December 31, 2023, there is no remaining balance or accrued interest associated with the 275 Dan Road Building. In the first quarter of 2024, the Company agreed to repay the remaining accrued but unpaid lease obligations and associated accrued interest in installments throughout 2024, the first of which was remitted in the second quarter of 2024. The accrued but unpaid lease obligations as well as the related accrued interest with respect to the remaining three Related-Party Leases are shown below:

	June 30,	December 31,
	2024	2023
Principal portion of rent in arrears	$3,955	$5,273
Accrued interest on accrued but unpaid lease obligations	$1,881	$2,326

The accrued but unpaid lease obligations owed for rent in arrears on the three remaining Related-Party Leases was included in current portion of operating lease obligations on the accompanying condensed consolidated balance sheets, as of June 30, 2024 and December 31, 2023. The accrued interest on the accrued but unpaid lease obligations was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

The components of lease cost were as follows:

	Six Months Ended June 30,
	2024	2023
Finance lease
Amortization of right-of-use assets	$576	$58
Interest expense on lease liabilities	109	11
Total finance lease cost	685	69
Operating lease cost	4,364	4,779
Short-term lease cost	1,276	1,491
Variable lease cost	2,029	3,370
Total lease cost	$8,354	$9,709

Supplemental balance sheet information related to finance leases was as follows:

	June 30, 2024	December 31, 2023
Property and equipment, gross	$3,454	$3,454
Accumulated depreciation	(1,055)	(479)
Property and equipment, net	$2,399	$2,975

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,554	$5,059
Operating cash flows for finance leases	$109	$11
Financing cash flows for finance leases	$528	$83

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term
Finance leases	2.08	2.58
Operating leases	6.27	6.49

	June 30, 2024	December 31, 2023
Weighted-average discount rate
Finance leases	7.91%	7.91%
Operating leases	4.75%	4.71%

As of June 30, 2024, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
2024 (remaining six months)	$8,848	$639
2025	9,013	1,278
2026	7,791	737
2027	8,119	—
2028	3,580	—
Thereafter	15,108	—
Total lease payments	52,459	2,654
Less: interest	(6,986)	(215)
Total lease liabilities	$45,473	$2,439

14. Fair Value Measurements

As of June 30, 2024, the Company had $13,600 of assets recorded at fair value on a nonrecurring basis, comprised of a purchased building and unfinished construction work, recorded at fair value for impairment purposes. The Company determined the fair value of the building by estimating rental income, net of expenses to maintain the building over an anticipated lease term, as well as costs estimated to complete construction prior to commencement of the lease; these cash flows were then discounted over an anticipated lease term. The significant unobservable quantitative inputs to the fair value of the building as follows:

Unobservable input	Range
Discount rate	8.0%
Terminal capitalization rate	6.5%
Operating expense ratio	24.3% - 32.9%

There were no assets recorded at fair value on a nonrecurring basis at December 31, 2023.

15. Commitments and Contingencies

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

The Company recorded $5,000 in prepaid and other current assets and other assets for the payment of the upfront licensing fee, which is recognized as expense on a straight-line basis over the estimated life of the arrangement, which the Company determined to be three years, commensurate with the initial term of the contract. In December 2023, the Company recorded $2,500 in prepaid and other current assets, other assets, and accrued expenses and other current liabilities for the milestone payment, as the Company determined it is probable of owing such payment to Vivex. In March 2024, the Company exercised the option to license VIA, and as such, remitted the option payment of $2,500 in April 2024.

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

The Company recorded total royalty expense of $7,417, $12,364, $1,592, and $3,032 during the three and six months ended June 30, 2024 and 2023, respectively, within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Legal Matters

In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable.

16. Related Party Transactions

Lease obligations to affiliates, including accrued but unpaid lease obligations, purchase of an asset under a finance lease with an affiliate, and renewal of leases with affiliates are further described in Note 13, Leases.

17. Taxes

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

The income tax rate for the six months ended June 30, 2024 was (1.4%), a decrease from the U.S. statutory rate of 21% primarily due to the tax adjustments related to executive compensation, and other nondeductible expenses. The income tax expense for the three and six months ended June 30, 2024 and 2023 was $2,503, $260, $3,863, and $2,205, respectively.

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

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products, capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our Advanced Wound Care products include Apligraf for the treatment of venous leg ulcers (VLUs) and diabetic foot ulcers (DFUs); Dermagraft for the treatment of DFUs (manufacturing and distribution currently suspended pending transition to a new manufacturing facility or engagement of a third-party manufacturer); PuraPly AM and PuraPly XT as antimicrobial barriers and native, cross-linked extracellular matrix (ECM) scaffolds for a broad variety of wound types; and Affinity, Novachor, NuShield, and CYGNUS placental allografts to address a variety of wound sizes and types as a protective barrier and ECM scaffold. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

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

In May 2024, we announced that our Phase 3 randomized control trial (RCT) evaluating the safety and efficacy of ReNu, a cryopreserved amniotic suspension allograft (ASA) for the management of symptoms associated with knee osteoarthritis (OA), achieved its primary endpoint upon the analysis of positive top line data. Specifically, as previously announced, the first Phase 3 RCT achieved the pre-defined requirements - statistically significant reduction in knee pain (p=0.0177) and statistically significant maintenance of function (p<0.0001), at six months.

We completed a Type-B meeting with the FDA on July 25. The FDA typically requires two well-controlled Phase 3 clinical trials to support regulatory approval. The FDA indicated that a second Phase 3 study would be needed to support BLA submission. We recently completed enrollment in the second Phase 3 multi-center RCT evaluating the safety and efficacy of ReNu with 594 patients, outperforming enrollment expectations. Based on the completion of enrollment of the second study, we expect to submit the biologics license application (BLA) by the end of 2025.

Dermagraft

As previously disclosed, we have not manufactured or sold Dermagraft since 2022. During this time, we have successfully leveraged our highly differentiated broad cellular and tissue-based products (CTPs), including Apligraf and Affinity, as substitutes for Dermagraft. Accordingly, the suspension of Dermagraft sales has not had a material impact on our net revenue. We currently plan to transition our Dermagraft manufacturing to a new facility, which we expect will result in substantial long-term cost savings. If we do not realize these expected substantial long-term cost savings or if recommencement of manufacture and sale of Dermagraft is significantly delayed, our net revenue and results of operations could be adversely impacted.

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

On April 25, 2024, seven MACs published proposed LCDs for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population, that propose to cover three of our products, and to non-cover five of our commercially marketed product lines. We have engaged with the MACs, reiterated our support of the evidence-based approach reflected in the draft LCDs and requested that the final LCD include certain of our products for which we have provided clinical evidence, demonstrating their efficacy for the treatment of DFUs and VLUs, as covered products. There is no guarantee that the MACs will agree to cover these products in the final LCDs.

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

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of June 30, 2024, we had approximately 256 direct sales representatives and approximately 158 independent agencies.

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

Selling, general and administrative expenses

Selling, general and administrative expenses generally include personnel costs for sales, marketing, sales support, customer support, and general and administrative personnel, sales commissions, incentive compensation, insurance, professional fees, depreciation, amortization, bad debt expense, royalties, information systems costs, gain or loss on disposal of long-lived assets, costs associated with our administrative facilities, and impairment and write-downs of long-lived assets. We generally expect our selling, general and administrative expenses to continue to increase due to increased investments in market development and the geographic expansion of our sales forces as we drive for continued revenue growth.

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

Impairment and write down expenses

Impairment of property and construction relates to the potential sale of one of our buildings located on our Canton, Massachusetts campus and consists of the building and associated unfinished construction costs. Write down of capitalized internal-use software costs consists of the development costs for certain modules of our ERP system that were determined to have no future value. We recorded both of these charges during the second quarter of 2024.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. We maintain the position that our net U.S. deferred tax assets did not require a valuation allowance as of June 30, 2024 and December 31, 2023.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

`	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited, in thousands)
Net revenue	$130,234	$117,316	$240,210	$224,958
Cost of goods sold	29,198	26,316	57,894	52,923
Gross profit	101,036	91,000	182,316	172,035
Operating expenses:
Selling, general and administrative	76,540	70,317	148,862	144,151
Research and development	15,587	10,938	28,397	22,140
Impairment of property and construction	18,842	—	18,842	—
Write down of capitalized internal-use software costs	3,959	—	3,959	—
Total operating expenses	114,928	81,255	200,060	166,291
Income (loss) from operations	(13,892)	9,745	(17,744)	5,744
Other expense, net:
Interest expense, net	(620)	(594)	(1,134)	(1,243)
Other income (expense), net	(28)	28	(5)	51
Total other expense, net	(648)	(566)	(1,139)	(1,192)
Net income (loss) before income taxes	(14,540)	9,179	(18,883)	4,552
Income tax expense	(2,503)	(3,863)	(260)	(2,205)
Net income (loss) and comprehensive income (loss)	$(17,043)	$5,316	$(19,143)	$2,347

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

The following is a reconciliation of GAAP net income (loss) to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

`	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited, in thousands)
Net income (loss)	$(17,043)	$5,316	$(19,143)	$2,347
Interest expense, net	620	594	1,134	1,243
Income tax expense	2,503	3,863	260	2,205
Depreciation and amortization	3,366	2,228	6,438	4,922
Amortization of intangible assets	834	1,229	1,735	2,459
EBITDA	(9,720)	13,230	(9,576)	13,176
Stock-based compensation expense	2,568	2,299	4,975	4,213
Restructuring charge (1)	—	(126)	—	1,782
Impairment of building and improvements (2)	18,842	—	18,842	—
Write-down of capitalized software costs (3)	3,959	—	3,959	—
Adjusted EBITDA	$15,649	$15,403	$18,200	$19,171

(1)
Amounts reflect employee severance, retention and benefits as well as other exit costs associated with the Company’s restructuring activities. See Note 9, Restructuring, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)
Amount reflects the impairment of a purchased building and associated unfinished construction work. See Note 6, Property and Equipment, Net, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(3)
Amount reflects the write-down of costs previously capitalized as construction in progress in the development of internal-use software, that the Company determined have no future value. See Note 6, Property and Equipment, Net, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Comparison of Three and Six Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$123,237	$110,075	$13,162	12%
Surgical & Sports Medicine	6,997	7,241	(244)	(3%)
Net revenue	$130,234	$117,316	$12,918	11%

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$227,101	$210,992	$16,109	8%
Surgical & Sports Medicine	13,109	13,966	(857)	(6%)
Net revenue	$240,210	$224,958	$15,252	7%

Net revenue from our Advanced Wound Care products increased by $13.2 million, or 12%, to $123.2 million in the three months ended June 30, 2024, from $110.1 million in the three months ended June 30, 2023. Net revenue from our Advanced Wound Care products increased by $16.1 million, or 8%, to $227.1 million in the six months ended June 30, 2024, from $211.0 million in the six months ended June 30, 2023. The increase in Advanced Wound Care net revenue was primarily attributable to an increase in product sales of certain of our products to our existing and new customers.

Net revenue from our Surgical & Sports Medicine products decreased by $0.2 million, or 3% to $7.0 million in the three months ended June 30, 2024 from $7.2 million in the three months ended June 30, 2023. Net revenue from our Surgical & Sports Medicine products decreased by $0.9 million, or 6% to $13.1 million in the six months ended June 30, 2024 from $14.0 million in the six months ended June 30, 2023. The decrease in Surgical & Sports Medicine net revenue was primarily due to a decrease in certain customer buying patterns.

Cost of goods sold and gross profit

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Cost of goods sold	$29,198	$26,316	$2,882	11%
Gross profit	$101,036	$91,000	$10,036	11%

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Cost of goods sold	$57,894	$52,923	$4,971	9%
Gross profit	$182,316	$172,035	$10,281	6%

Cost of goods sold increased by $2.9 million, or 11%, to $29.2 million in the three months ended June 30, 2024, from $26.3 million in the three months ended June 30, 2023. Cost of goods sold increased by $5.0 million, or 9%, to $57.9 million in the six months ended June 30, 2024, from $52.9 million in the six months ended June 30, 2023. The increase in cost of goods sold was primarily due to an increase in sales volume as well as a shift in product mix.

Gross profit increased by $10.0 million to $101.0 million in the three months ended June 30, 2024 from $91.0 million in the three months ended June 30, 2023. Gross profit increased by $10.3 million to $182.3 million in the six months ended June 30, 2024 from $172.0 million in the six months ended June 30, 2023. The increase in gross profit was primarily due to a shift in product mix.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$76,540	$70,317	$6,223	9%

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$148,862	$144,151	$4,711	3%

Selling, general and administrative expenses increased by $6.2 million, or 9%, to $76.5 million in the three months ended June 30, 2024 from $70.3 million in the three months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily due to the increase in commissions expense of $2.1 million, and an increase in royalty expense of $5.8 million, partially offset by a decrease of $1.1 million in salaries and other headcount-related expenses, and $0.6 million in marketing expenses.

Selling, general and administrative expenses increased by $4.7 million, or 3%, to $148.9 million in the six months ended June 30, 2024 from $144.2 million in the six months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily due to an increase in our allowance for expected credit losses of $1.9 million, and an increase in royalty expense of $9.2 million, partially offset by a decrease of $6.4 million in salaries, restructuring, and other headcount-related expenses.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Research and development	$15,587	$10,938	$4,649	43%

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Research and development	$28,397	$22,140	$6,257	28%

Research and development expenses increased by $4.6 million, or 43%, to $15.6 million in the three months ended June 30, 2024 from $10.9 million in the three months ended June 30, 2023. Research and development expenses increased by $6.3 million, or 28%,to $28.4 million in the six months ended June 30, 2024 from $22.1 million in the six months ended June 30, 2023. The increase in research and development expenses was primarily due to expenses associated with clinical research and trials, primarily related to ReNu, and support of Biologics License Application (BLA) efforts.

Impairment and Write Down Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Impairment of property and construction	18,842	—	18,842	—
Write down of capitalized internal-use software costs	3,959	—	3,959	—
Total impairment and write down expenses	$22,801	$—	$22,801	$—

During the three months ended June 30, 2024, we recorded a $4.0 million write down of costs related to internal-use software and an $18.8 million impairment of a purchased building and associated unfinished construction work. See Note 6, Property and Equipment, Net, to our condensed consolidated financial statements included in this Quarterly Report.

Income Tax Expense

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Income tax expense	$(2,503)	$(3,863)	$1,360	(35%)

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Income tax expense	$(260)	$(2,205)	$1,945	(88%)

Income tax expense decreased by $1.4 million, or 35%, to $2.5 million in the three months ended June 30, 2024 from $3.9 million in the three months ended June 30, 2023. Income tax expense decreased by $1.9 million, or 88%, to $0.3 million in the six months ended June 30, 2024 from $2.2 million in the six months ended June 30, 2023. The decrease in the income tax expense is primarily attributable to a lower estimated effective tax rate for the twelve months ended December 31, 2024 resulting from a reduction in expected pre-tax income in 2024 compared to 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had working capital of $148.5 million, which included $89.9 million in cash and cash equivalents. We also have $125.0 million available for future revolving borrowings under our Revolving Facility (see Note 10, Long-Term Debt Obligations to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). We expect that our cash on hand and other components of working capital as of June 30, 2024, availability under the 2021 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report.

Our primary uses of cash are working capital requirements, capital expenditure and debt service payments. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. Working capital is used principally for our personnel as well as manufacturing costs related to the production of our products and research and development costs. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers. Our capital expenditures consist primarily of building improvements, manufacturing equipment, and computer hardware and software.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(5,424)	$3,569
Net cash used in investing activities	(4,102)	(15,061)
Net cash used in financing activities	(4,335)	(2,290)
Net change in cash, cash equivalents, and restricted cash	$(13,861)	$(13,782)

Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $5.4 million, resulting from our net loss of $19.1 million and net cash used in connection with changes in our operating assets and liabilities of $28.3 million, partially offset by net non-cash charges of $42.0 million. Changes in our operating assets and liabilities included an increase in inventory of $2.0 million, an increase in prepaid expenses and other current assets of $0.4 million, an increase in accounts receivable of $26.0 million, a decrease in operating lease liabilities of $5.9 million, and a decrease in accounts payable of $2.1 million, partially offset by an increase in accrued expenses and other current liabilities of $8.2 million, and an increase in other liabilities of $0.1 million.

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

Investing Activities

During the six months ended June 30, 2024, we used $4.1 million of cash in investing activities consisting exclusively of capital expenditures.

During the six months ended June 30, 2023, we used $15.1 million of cash in investing activities consisting exclusively of capital expenditures.

Financing Activities

During the six months ended June 30, 2024, net cash used in financing activities was $4.3 million. This consisted of the principal payment on our term loan of $2.8 million, principal payments on finance lease obligations of $0.5 million, and net cash payments associated with our stock awards activities of $1.0 million.

During the six months ended June 30, 2023, net cash used in financing activities was $2.3 million. This consisted of the principal payment on our term loan of $1.9 million, principal payments of our finance lease obligations and stock awards activities of $0.4 million.

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

Advances made under the 2021 Credit Agreement may be either SOFR Loans or ABR Loans, at our option. For SOFR Loans, the interest rate is a per annum interest rate equal to the Adjusted Term SOFR plus an Applicable Margin between 2.00% to 3.25% based on the Total Net Leverage Ratio. For ABR Loans, the interest rate is equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the Adjusted Term SOFR rate plus 1.0%, plus (2) an Applicable Margin between 1.00% to 2.25% based on the Total Net Leverage Ratio. On June 30, 2024, the applicable interest rate for outstanding borrowings is 7.64%.

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

As of June 30, 2024, we were in compliance with the covenants under the 2021 Credit Agreement. We had outstanding borrowings of $63.8 million under our Term Loan Facility and no borrowings outstanding under our Revolving Facility with $125.0 million available for future revolving borrowings, respectively.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and the disclosure at the date of the unaudited condensed consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our unaudited condensed consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our condensed consolidated statements of operations and comprehensive income (loss), liquidity and financial condition. See also our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for information about these accounting policies as well as a description of our other significant accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of June 30, 2024, our disclosure controls and procedures were ineffective because, as disclosed in the Company’s Annual Report for the fiscal year ended December 31, 2023, we did not design and maintain effective controls over information technology general controls and proper segregation of duties to support the proper initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO framework). Although it has made progress in remediating the remaining material weakness, as a result of its assessment, management concluded that as of June 30, 2024, our internal control over financial reporting was ineffective based on the criteria of the COSO framework, and the continued existence of the material weakness described above.

Plans for Remediation of Material Weakness

Management has taken actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. Management’s internal control remediation efforts include the following:

•
During the second quarter of 2024, we completed the implementation of certain modules in a new company-wide enterprise resource planning (ERP) system to provide additional systematic controls and segregation of duties for our accounting processes. We have implemented additional controls to mitigate existing risks of proper segregation and change configurations.
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

We believe the appropriate controls have been implemented in remediating the remaining material weakness. Until the controls have been operating for a sufficient period of time during 2024 and management has concluded, through testing, that these controls are executed consistently and operating effectively, the material weakness described above will continue to exist.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above related to remediation efforts of the remaining material weakness. As the implementation of the remaining modules of the new ERP system continues, and management continues to test its aforementioned new controls throughout 2024, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2023, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended June 30, 2024. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2023, or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Seven MACs recently published new proposed LCDs, for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population that list certain of our products as non-covered. If the final LCDs include this non-coverage determination, it could, at least in the near term, have a material adverse effect on utilization of these products, our business and our revenue.

On April 25, 2024, seven MACs (CGS, WPS, NGS, Palmetto, Novitas, First Coast Services, and Noridian) published new proposed LCDs for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population. While our Affinity, Apligraf and Dermagraft products remain covered, the proposed LCDs classify our PuraPly, Novachor, TransCyte, NuShield, Dual, and Matrix products as “non-covered.” If the final LCDs do not include coverage for these products, it would present a significant amount of uncertainty, at least in the near term, regarding future revenue for these products. Although we have engaged with the MACs and provided clinical evidence for certain of these non-covered products demonstrating their efficacy for the treatment of DFUs and VLUs, there is no guarantee that the MACs will agree to cover these products in the final LCDs. If these products are not covered in the final LCDs, it could, at least in the near term, materially and adversely impact utilization of these products, our business and our revenue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

3.3	Bylaws of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

10.1	2018 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on June 21, 2024)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document XBRL

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2024	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco

David Francisco
Chief Financial Officer

(Principal Financial and Accounting Officer)