Form 10-Q
period 2024-09-30
Organogenesis Holdings Inc.
filed 2024-11-12
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The number of shares of the registrant’s Class A common stock outstanding as of November 5, 2024 was 132,576,502.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2024

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$94,340	$103,840
Restricted cash	586	498
Accounts receivable, net	101,272	81,999
Inventories, net	27,036	28,253
Prepaid expenses and other current assets	15,275	10,454
Total current assets	238,509	225,044
Property and equipment, net	89,868	116,228
Intangible assets, net	13,302	15,871
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	34,943	40,118
Deferred tax asset, net	35,889	28,002
Other assets	5,013	5,990
Total assets	$446,296	$460,025
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term loan	$5,964	$5,486
Current portion of finance lease obligations	1,147	1,081
Current portion of operating lease obligations - related party	6,172	8,413
Current portion of operating lease obligations	3,926	4,731
Accounts payable	23,971	30,724
Accrued expenses and other current liabilities	36,101	30,074
Total current liabilities	77,281	80,509
Term loan, net of current portion	56,153	60,745
Finance lease obligations, net of current portion	1,019	1,888
Operating lease obligations, net of current portion - related party	9,217	11,954
Operating lease obligations, net of current portion	22,785	25,053
Other liabilities	1,294	1,213
Total liabilities	167,749	181,362
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 133,305,050 and 132,044,944 shares issued; 132,576,502 and 131,316,396 shares outstanding at September 30, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	326,317	319,621
Accumulated deficit	(47,783)	(40,971)
Total stockholders’ equity	278,547	278,663
Total liabilities and stockholders’ equity	$446,296	$460,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$115,177	$108,531	$355,387	$333,489
Cost of goods sold	26,796	25,789	84,690	78,712
Gross profit	88,381	82,742	270,697	254,777
Operating expenses:
Selling, general and administrative	71,795	64,222	220,657	208,373
Research and development	10,344	10,470	38,741	32,610
Impairment of property and construction	—	—	18,842	—
Write down of capitalized internal-use software costs	—	—	3,959	—
Total operating expenses	82,139	74,692	282,199	240,983
Income (loss) from operations	6,242	8,050	(11,502)	13,794
Other expense, net:
Interest expense, net	(471)	(444)	(1,605)	(1,688)
Other income, net	52	31	47	82
Total other expense, net	(419)	(413)	(1,558)	(1,606)
Net income (loss) before income taxes	5,823	7,637	(13,060)	12,188
Income tax benefit (expense)	6,508	(4,470)	6,248	(6,675)
Net income (loss) and comprehensive income (loss)	$12,331	$3,167	$(6,812)	$5,513

Net income (loss) per share:
Basic	$0.09	$0.02	$(0.05)	$0.04
Diluted	$0.09	$0.02	$(0.05)	$0.04
Weighted-average common shares outstanding
Basic	132,575,301	131,312,483	132,342,203	131,230,882
Diluted	133,926,755	133,417,721	132,342,203	132,790,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2023	131,316,396	$13	$319,621	$(40,971)	$278,663
Exercise of stock options	152,250	—	180	—	180
Vesting of RSUs, net of shares surrendered to pay taxes	1,070,694	—	(1,120)	—	(1,120)
Stock-based compensation expense	—	—	2,407	—	2,407
Net loss	—	—	—	(2,100)	(2,100)
Balance as of March 31, 2024	132,539,340	$13	$321,088	$(43,071)	$278,030
Vesting of RSUs, net of shares surrendered to pay taxes	34,898	—	(54)	—	(54)
Stock-based compensation expense	—	—	2,568	—	2,568
Net loss	—	—	—	(17,043)	(17,043)
Balance as of June 30, 2024	132,574,238	$13	$323,602	$(60,114)	$263,501
Exercise of stock options	1,500	—	4	—	4
Vesting of RSUs, net of shares surrendered to pay taxes	764	—	(1)	—	(1)
Stock-based compensation expense	—	—	2,712	—	2,712
Net income	—	—	—	12,331	12,331
Balance as of September 30, 2024	132,576,502	$13	$326,317	$(47,783)	$278,547

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2022	130,919,129	$13	$310,957	$(45,301)	$265,669
Cumulative-effect adjustment from adoption of ASU 2016-13, net of tax (Note 2)	—	—	—	(615)	(615)
Vesting of RSUs, net of shares surrendered to pay taxes	307,258	—	(298)	—	(298)
Stock-based compensation expense	—	—	1,914	—	1,914
Net loss	—	—	—	(2,969)	(2,969)
Balance as of March 31, 2023	131,226,387	$13	$312,573	$(48,885)	$263,701
Vesting of RSUs, net of shares surrendered to pay taxes	85,465	—	(34)	—	(34)
Stock-based compensation expense	—	—	2,299	—	2,299
Net income	—	—	—	5,316	5,316
Balance as of June 30, 2023	131,311,852	$13	$314,838	$(43,569)	$271,282
Vesting of RSUs, net of shares surrendered to pay taxes	764	—	(1)	—	(1)
Stock-based compensation expense	—	—	2,417	—	2,417
Net income	—	—	—	3,167	3,167
Balance as of September 30, 2023	$131,312,616	$13	$317,254	$(40,402)	$276,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(6,812)	$5,513
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,008	7,466
Amortization of intangible assets	2,569	3,688
Reduction in the carrying value of right-of-use assets	6,377	5,964
Non-cash interest expense	313	321
Deferred interest expense	274	367
Provision recorded for credit losses	3,723	1,320
Deferred tax benefit	(7,887)	—
Loss on disposal of property and equipment	444	104
Adjustment for excess and obsolete inventories	5,884	4,351
Stock-based compensation	7,687	6,630
Impairment of property and construction (Note 6)	18,842	—
Write down of capitalized internal-use software costs (Note 6)	3,959	—
Changes in operating assets and liabilities:
Accounts receivable	(22,996)	(1,761)
Inventories	(5,749)	(7,473)
Prepaid expenses and other current assets and other assets	(4,052)	(4,491)
Operating leases	(9,253)	(6,282)
Accounts payable	(6,022)	(3,661)
Accrued expenses and other current liabilities	5,882	8,179
Other liabilities	80	68
Net cash provided by operating activities	3,271	20,303
Cash flows from investing activities:
Purchases of property and equipment	(6,671)	(21,040)
Net cash used in investing activities	(6,671)	(21,040)
Cash flows from financing activities:
Payments of term loan under the 2021 Credit Agreement	(4,219)	(3,281)
Principal repayments of finance lease obligations	(804)	(114)
Payments of withholding taxes in connection with RSUs vesting	(1,173)	(333)
Proceeds from the exercise of stock options	184	—
Net cash used in financing activities	(6,012)	(3,728)
Change in cash, cash equivalents and restricted cash	(9,412)	(4,465)
Cash, cash equivalents, and restricted cash, beginning of period	104,338	103,290
Cash, cash equivalents, and restricted cash, end of period	$94,926	$98,825
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,105	$3,896
Cash paid for income taxes	$5,493	$3,021
Supplemental disclosure of non-cash investing and financing activities:
Cumulative effect adjustment for adoption of ASU No. 2016-13	$—	$615
Change in purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$(222)	$4,146
Right-of-use assets obtained through operating lease obligations	$1,201	$5,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1. Nature of Business and Basis of Presentation

Organogenesis Holdings Inc. (ORGO or the Company) is a leading regenerative medicine company focused on the development, manufacture, and commercialization of solutions for the Advanced Wound Care and Surgical & Sports Medicine markets. Several of the existing and pipeline products in the Company’s portfolio have Premarket Application (PMA) approval, or Premarket Notification 510(k) clearance from the United States Food and Drug Administration (FDA). The Company’s customers include hospitals, wound care centers, government facilities, ambulatory surgery centers (ASCs) and physician offices. The Company has one operating and reportable segment.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 29, 2024 (the Annual Report). The results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future years or periods.

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have had or may have a material impact on its condensed consolidated financial statements or disclosures.

Nonrecurring Fair Value Measurements of Nonfinancial Assets

The Company estimates fair value to perform impairment tests on long-lived asset groups when required. The methodologies used to determine fair value in these circumstances are primarily based upon discounted cash flow models and the inputs to such models are classified within Level 3 of the fair value hierarchy. If impaired, these assets or asset groups are measured and recorded at fair value within the accompanying unaudited condensed consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company invests its cash equivalents in highly rated money market funds. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). However, the Company sweeps cash daily overnight and diversifies among financial institutions to reduce such exposure.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 and does not expect it to have a material impact on its presentation and disclosure.

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

3. Revenue from Contracts with Customers

The Company generates revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s products to customers based on specific payment and shipping terms in the arrangement. Product revenue is recognized when a customer obtains control of the Company’s products which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract. Revenue is recorded net of a reserve for returns, discounts and Group Purchasing Organization (GPO) rebates, which represent a direct reduction to the revenue recognized. These reductions are accrued at the time revenue is recognized, based upon historical experience and specific circumstances. For the three and nine months ended September 30, 2024 and 2023, the Company recorded GPO fees of $1,476, $4,499, $1,393 and $4,282, respectively, as a direct reduction of revenue.

The following tables set forth revenue by product category:

	Three Months Ended September 30,
	2024	2023
Advanced Wound Care	$107,953	$101,357
Surgical & Sports Medicine	7,224	7,174
Total net revenue	$115,177	$108,531

	Nine Months Ended September 30,
	2024	2023
Advanced Wound Care	$335,054	$312,349
Surgical & Sports Medicine	20,333	21,140
Total net revenue	$355,387	$333,489

For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.

4. Accounts Receivable, Net

Accounts receivable consisted of the following:

	September 30,	December 31,
	2024	2023
Accounts receivable	$111,002	$88,859
Less — allowance for credit losses	(9,730)	(6,860)
	$101,272	$81,999

The Company’s allowance for credit losses is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$8,512	$6,651	$6,860	$6,362
Cumulative effect of adopting ASU 2016-13	—	—	—	615
Provision for expected credit losses	1,693	1,130	3,728	1,320
Write-offs	(475)	(228)	(858)	(744)
Balance at end of period	$9,730	$7,553	$9,730	$7,553

5. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$13,015	$12,988
Work in process	1,024	810
Finished goods	12,997	14,455
	$27,036	$28,253

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of sales forecasts and historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three and nine months ended September 30, 2024 and 2023, the Company charged $1,415, $5,884, $887 and $4,351, respectively, for inventory excess and obsolescence to cost of goods sold within the condensed consolidated statements of operations and comprehensive income (loss).

6. Property and Equipment, Net

Property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Building and leasehold improvements	$75,630	$65,762
Internal use software	11,202	4,625
Furniture, computers and equipment	57,596	59,960
	144,428	130,347
Accumulated depreciation and amortization	(75,166)	(73,186)
Construction in progress	20,606	59,067
Total	$89,868	$116,228

Depreciation and amortization expense was $3,570, $10,008, $2,544, and $7,466 for the three and nine months ended September 30, 2024 and 2023, respectively.

During the second quarter of 2024, the Company placed certain modules of its enterprise resource planning (ERP) system into service, the costs of which had previously been capitalized as construction in progress and will be expensed over their anticipated useful life, currently estimated to be five years. At such time, the Company determined that certain other modules within the ERP system and other internal-use software had no future use, and accordingly the Company recorded a write down of $3,959 of costs related to this internal-use software.

During the second quarter of 2024, the Company decided to pursue the potential sale of a purchased building, located on the Company’s Canton, Massachusetts campus, on which it had previously paused construction work. The Company identified this change in expectation regarding the use of the building as an impairment indicator. The Company determined the asset group to be comprised of the building and associated construction, and performed the impairment assessment at the asset group level. The Company determined the impairment charge by comparing the fair value of the asset group to its book value and recorded an impairment charge of $18,842 related to the building and associated unfinished construction work, allocated to each asset class within the asset group based on its relative carrying value. See Note 14, Fair Value Measurements.

During the second quarter of 2024, the Company determined that the factors above constituted an impairment trigger relating to its remaining company-wide asset group. The Company performed a recoverability test in accordance with ASC 360, Property, Plant and Equipment. The estimated undiscounted cash flows directly attributable to the asset group exceeded its carrying value, and accordingly the Company did not record any impairment related to this asset group. The Company did not record any impairment relating to its long-lived asset groups during the three months ended September 30, 2024.

7. Goodwill and Intangible Assets

Goodwill was $28,772 as of September 30, 2024 and December 31, 2023. There was no impairment of goodwill recorded during the three and nine months ended September 30, 2024 and 2023.

Intangible assets consisted of the following as of September 30, 2024:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(26,214)	$6,406
Customer relationships	10,690	(4,321)	6,369
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,697)	383
Non-compete agreements	1,010	(866)	144
Total	$58,523	$(45,221)	$13,302

Intangible assets consisted of the following as of December 31, 2023:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(24,666)	$7,954
Customer relationship	10,690	(3,519)	7,171
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,590)	490
Non-compete agreements	1,010	(754)	256
Total	$58,523	$(42,652)	$15,871

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, was $834, $2,569, $1,229, and $3,688 for the three and nine months ended September 30, 2024 and 2023, respectively. The weighted average remaining useful lives for developed technology, trade names and trademarks, customer relationship, and non-compete agreements are 3.8 years, 3.7 years, 6.0 years, and 1.0 year, respectively, as of September 30, 2024.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Personnel costs	$22,840	$18,287
Royalties	7,724	3,075
Interest on accrued but unpaid lease obligations (Note 13)	1,285	2,326
Accrued milestone payment (Note 15)	2,500	2,500
Accrued taxes	166	2,799
Other	1,586	1,087
Total	$36,101	$30,074

9. Restructuring

In order to reduce the Company’s cost structure and improve operating efficiency, the Company has consolidated its manufacturing operations in various locations into Massachusetts facilities.

On February 3, 2023, the Company committed to a plan to restructure its workforce to increase productivity and enhance profitability. The reduction in force reduced the Company’s headcount by 71 employees, or approximately 7% of all employees. The Company incurred a total charge of $1,609 in the nine months ended September 30, 2023 in connection with the restructuring, primarily consisting of severance payments. It was substantially completed as of March 31, 2023.

As a result of the restructuring activities, the Company recorded a pre-tax adjustment of $95 and a pre-tax charge of $1,878 during the three and nine months ended September 30, 2023, respectively. These charges are included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The liability related to the restructuring activities was $0 and $904 as of September 30, 2024 and December 31, 2023, respectively, and was included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following tables provide a roll-forward of the restructuring liabilities.

Total
Liability balance as of December 31, 2023	$904
Cash disbursements and other adjustments	(904)
Liability balance as of September 30, 2024	$—

	Employee	Other	Total
Liability balance as of December 31, 2022	$1,010	$182	$1,192
Expenses	1,609	269	1,878
Cash disbursements and other adjustments	(2,605)	(451)	(3,056)
Liability balance as of September 30, 2023	$14	$—	$14

10. Debt Obligations

Debt obligations consisted of the following:

	September 30,	December 31,
	2024	2023
Revolving Facility	$—	$—

Term loan	62,344	66,563
Less debt discount and debt issuance cost	(227)	(332)
Term loan, net of debt discount and debt issuance cost	$62,117	$66,231

2021 Credit Agreement

In August 2021, the Company, as borrower, its subsidiaries, as guarantors, and Silicon Valley Bank (SVB), and the several other lenders thereto (collectively, the Lenders) entered into a credit agreement, as amended (the 2021 Credit Agreement), providing for a term loan facility not to exceed $75,000 (the Term Loan Facility) and a revolving credit facility not to exceed $125,000 (the Revolving Facility and, together with the Term Loan Facility, the Facilities). The Company’s obligations to the Lenders are secured by substantially all of the Company’s assets, including intellectual property. Capitalized terms used herein and not otherwise defined are defined as set forth in the 2021 Credit Agreement.

Advances made under the 2021 Credit Agreement may be either SOFR Loans or ABR Loans, at the Company’s option. For SOFR Loans, the interest rate is a per annum interest rate equal to the Adjusted Term SOFR plus an Applicable Margin between 2.00% to 3.25% based on the Total Net Leverage Ratio. For ABR Loans, the interest rate is equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the Adjusted Term SOFR rate plus 1.0%, plus (2) an Applicable Margin between 1.00% to 2.25% based on the Total Net Leverage Ratio. On September 30, 2024, the applicable interest rate for outstanding borrowings is 7.56%.

The 2021 Credit Agreement requires the Company to make consecutive quarterly installment payments equal to the following: (a) from September 30, 2021 through and including June 30, 2022, $469; (b) from September 30, 2022 through and including June 30, 2023, $938; (c) from September 30, 2023 through and including June 30, 2025, $1,406 and (d) from September 30, 2025 and the last day of each quarter thereafter until August 6, 2026 (the Term Loan Maturity Date), $1,875. The remaining principal balance of $50,625 is also due on the Term Loan Maturity Date. The Company may prepay the Term Loan Facility. Once repaid, amounts borrowed under the Term Loan Facility may not be re-borrowed.

The Company must pay in arrears, on the first day of each quarter prior to August 6, 2026 (the Revolving Termination Date) and on the Revolving Termination Date, a fee for the Company’s non-use of available funds (the Commitment Fee). The Commitment Fee rate is between 0.25% to 0.45% based on the Total Net Leverage Ratio. The Company may elect to reduce or terminate the Revolving Facility in its entirety at any time by repaying all outstanding principal and unpaid accrued interest.

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

As of September 30, 2024 and December 31, 2023, the Company had outstanding borrowings of $62,344 and $66,563 under the Term Loan Facility, respectively, and $0 under the Revolving Facility with $125,000 available for future revolving borrowings.

The future payments due under the Term Loan Facility as of September 30, 2024, are as follows for the calendar years ending December 31:

2024 (remaining three months)	1,406
2025	6,563
2026	54,375
Total	$62,344

11. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of September 30, 2024, the issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019.

Stock Incentive Plans

On November 28, 2018, the Board of Directors of the Company adopted, and on December 10, 2018 the Company’s stockholders approved, the Organogenesis 2018 Equity Incentive Plan (the 2018 Plan). At the adoption of the 2018 Plan, a total of 9,198,996 shares of Class A common stock was authorized to be issued (subject to adjustment in the case of any stock dividend, stock split, reverse stock split, or similar change in capitalization of the Company). In June 2022, the 2018 Plan was amended to increase the number of shares of Class A common stock reserved for issuance by 7,826,970 shares. In June 2024, the 2018 Plan was amended to increase the number of shares of Class A common stock reserved for issuance by 15,900,000 shares.

The Organogenesis 2003 Stock Incentive Plan (the 2003 Plan), provided for the Company to issue restricted stock awards, or to grant incentive stock options or non-statutory stock options. Effective December 10, 2018, no additional awards may be made under the 2003 Plan.

Stock-Based Compensation Expense

Stock options awarded under the stock incentive plans expire 10 years after the grant date and typically vest over four or five years. Restricted stock units awarded typically vest over four years.

Stock-based compensation expense was $2,712, $7,687, $2,417, and $6,630 for the three and nine months ended September 30, 2024 and 2023, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Restricted Stock Units (RSUs)

The Company granted 1,914,335 and 3,192,372 time-based restricted stock units to its employees, executives and members of the Board of Directors in the nine months ended September 30, 2024 and 2023, respectively. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

	Number	Weighted Average
	of RSUs	Grant Date
		Fair Value
Unvested at December 31, 2023	3,898,331	$3.54
Granted	1,914,335	3.39
Vested	(1,431,029)	3.65
Canceled/forfeited	(83,876)	4.12
Unvested at September 30, 2024	4,297,761	$3.42

As of September 30, 2024, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $8,935 and the weighted average remaining recognition period for unvested awards was 2.47 years.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2023:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding as of December 31, 2023	9,340,046	$4.60	6.66	$10,267
Granted	2,640,601	3.43	—	—
Exercised	(153,750)	1.19	—	254
Canceled/forfeited	(166,831)	3.65	—	166
Outstanding as of September 30, 2024	11,660,066	$4.39	6.83	$3,306
Options exercisable as of September 30, 2024	5,516,061	$4.93	4.80	$2,389
Options vested or expected to vest as of September 30, 2024	10,637,244	$4.48	6.64	$3,156

The stock options granted during the nine months ended September 30, 2024 and 2023 were 2,640,601 and 3,554,528, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2024 and 2023 was $1.89 and $1.32, respectively. The total fair value of options vested during the nine months ended September 30, 2024 and 2023 was $4,136 and $3,117, respectively.

As of September 30, 2024, the total unrecognized stock compensation expense related to unvested stock options expected to vest was $7,464 and was expected to be recognized over a weighted-average period of 2.48 years.

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

Basic and diluted net income (loss) attributable to the Class A common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$12,331	$3,167	$(6,812)	$5,513
Denominator:
Weighted average common shares outstanding —basic	132,575,301	131,312,483	132,342,203	131,230,882
Dilutive effect of restricted stock units	636,493	1,179,376	—	700,693
Dilutive effect of options	714,961	925,862	—	858,721
Weighted-average common shares outstanding — diluted	133,926,755	133,417,721	132,342,203	132,790,296
Net income (loss) per share—basic	$0.09	$0.02	$(0.05)	$0.04
Net income (loss) per share—diluted	$0.09	$0.02	$(0.05)	$0.04

The Company’s potentially dilutive securities include restricted stock units and stock options to purchase shares of Class A common stock. The anti-dilutive potential common stock equivalents of 1,324,165 for the three months ended September 30, 2024 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for such period. The anti-dilutive potential common stock equivalents of 15,957,827 for the nine months ended September 30, 2024, were excluded from the computation of diluted net loss per share attributable to common stockholders because those options to purchase common stock and unvested restricted stock units had an anti-dilutive impact as the Company reported a net loss attributable to common stockholders for such period. The anti-dilutive potential common stock equivalents of 8,615,405 for the three and nine months ended September 30, 2023, respectively, were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

13. Leases

The Company’s leases consist primarily of real estate, equipment and vehicle leases.

On January 1, 2013, the Company entered into finance lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts (the Related-Party Leases). 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also directors, former directors and / or stockholders of the Company.

Effective April 1, 2019, the Company agreed to accrue interest on accrued but unpaid lease obligations owed for rent in arrears to the owners of the buildings subject to the Related-Party Leases, at an interest rate equal to the rate charged under the 2019 Credit Agreement. In the first quarter of 2024, the Company agreed to repay the remaining accrued but unpaid lease obligations and associated accrued interest in installments throughout 2024. The accrued but unpaid lease obligations as well as the related accrued interest with respect to the three Related-Party Leases are shown below:

	September 30,	December 31,
	2024	2023
Principal portion of rent in arrears	$2,636	$5,273
Accrued interest on accrued but unpaid lease obligations	$1,285	$2,326

The accrued but unpaid lease obligations owed for rent in arrears on the Related-Party Leases was included in current portion of operating lease obligations on the accompanying condensed consolidated balance sheets, as of September 30, 2024 and December 31, 2023. The accrued interest on the accrued but unpaid lease obligations was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

14. Fair Value Measurements

During the second quarter of 2024, the Company determined that a purchased building and unfinished construction work had been impaired and recorded an impairment charge of $18,842 to record the building and unfinished construction work at fair value for impairment purposes. The Company determined the fair value of the building by estimating rental income, net of expenses to maintain the building over an anticipated lease term, as well as costs estimated to complete construction prior to commencement of the lease; these cash flows were then discounted over an anticipated lease term. For more information, see Note 6, Property and Equipment, Net.

15. Commitments and Contingencies

License and Manufacturing Agreement

In November 2023, the Company entered into a trademark license and manufacturing agreement with Vivex Biologics, Inc. (Vivex) to sell its CYGNUS Dual (Dual) and CYGNUS Matrix (Matrix) products, with the option to license the VIA Matrix (VIA) products. In March 2024, the Company exercised the option to license VIA, and accordingly in July 2024, entered into the first amendment to the trademark license and manufacturing agreement (together with the original agreement, the Vivex Agreement).

The Company paid an upfront licensing fee to Vivex to sell Dual and Matrix, and also agreed to pay a fixed milestone payment for Dual in the event that its average sales price (ASP) is published by certain government agencies for a specified period of time. The Company remitted the option payment for VIA in April 2024. Additionally, the Company is required to pay a low double-digit royalty on the Net Sales of Dual and VIA, and a high single-digit royalty on the Net Sales of Matrix, respectively, during the royalty term, as defined in the Vivex Agreement. The royalty term is commensurate with the initial term of the contract and will continue for each subsequent renewal period. The initial term of the agreement expires on December 31, 2026 and can be renewed for up to five additional one-year terms.

The Company recorded $5,000 and $2,500 in prepaid and other current assets and other assets for the payment of the upfront licensing fee and the VIA option payment, respectively, each of which is recognized as expense on a straight-line basis over the estimated life of the arrangement beginning at the time of payment and ending on December 31, 2026. In December 2023, the Company recorded $2,500 in prepaid and other current assets, other assets, and accrued expenses and other current liabilities for the milestone payment, as the Company determined it is probable of owing such payment to Vivex.

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

The Company recorded total royalty expense of $6,125, $18,489, $1,262, and $4,294 during the three and nine months ended September 30, 2024 and 2023, respectively, within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

The income tax rate for the nine months ended September 30, 2024 was (49)%, a decrease from the U.S. statutory rate of 21% primarily due to research and development tax credit incentives, partially offset by tax adjustments related to executive compensation, and other nondeductible expenses. The income tax benefit for the three and nine months ended September 30, 2024 was $6,508 and $6,248, respectively. The income tax expense for the three and nine months ended September 30, 2023 was $4,470, and $6,675, respectively.

18. Subsequent Events

Subscription Agreement and Certificate of Designation

On November 12, 2024, the Company entered into a subscription agreement (Subscription Agreement) with Avista Healthcare Partners III, L.P. (Avista Onshore) and AHP III Orchestra Holdings, L.P. (together with Avista Onshore, the Investors, and each an Investor) pursuant to which the Investors purchased 130,000 shares of the Company’s newly-created Series A Convertible Preferred Stock, par value $0.0001 per share (Convertible Preferred Stock), for a purchase price of $1,000 per share, or aggregate gross proceeds of $130,000 to the Company, prior to deduction of commissions, fees and expenses (Offering). The net proceeds will be used to fund strategic growth initiatives including, but not limited to, operating and commercial activities, clinical development programs, working capital, capital expenditures, debt repayment and for general corporate purposes. In addition, approximately $23,500 of the net proceeds will be used to fund the repurchase of an aggregate of 7,421,731 shares of Class A common stock from certain existing stockholders of the Company, including certain of its directors and their affiliates, at a price per share equal to $3.1597, which represents the 10-day trailing volume weighted average price of the Common Stock as of market close on November 11, 2024, pursuant to stock repurchase agreements entered into on November 12, 2024 between the Company and such stockholders (Stock Repurchase Agreements and each stock repurchase thereunder, a Repurchase).

Pursuant to the Certificate of Designations of Series A Convertible Preferred Stock (Certificate of Designation), each share of Convertible Preferred Stock is initially convertible into 263.7358 shares of Common Stock, subject to adjustment as provided therein. The Convertible Preferred Stock ranks senior to shares of Class A common stock with respect to payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock will initially have a liquidation preference of $1,000 per share; provided that the liquidation preference upon a change of control on or before November 12, 2026 will be increased to be no less than $1,500 per share. Holders of the Convertible Preferred Stock will be entitled to a regular dividend at the rate of 8.0% per annum, compounding and payable quarterly in kind or in cash, at the Company’s election, subject to the 19.99% ownership limitations described below. Any accrued but unpaid dividends will become part of the liquidation preference of such share, as set forth in the Certificate of Designation.

Until the Company receives stockholder approval, as contemplated by Nasdaq listing rules, with respect to the issuance of shares of Class A common stock upon conversion of the Convertible Preferred Stock in excess of the limitations imposed by such rules, holders of Convertible Preferred Stock (Preferred Stock Holders) the Investors cannot convert the Convertible Preferred Stock into a number of shares of Common Stock in excess of 26,502,042 shares, which represents 19.99% of the outstanding shares of Common Stock at the time of signing the Subscription Agreement, or to the extent such conversion will result in a Preferred Stock Holder beneficially owning greater than 19.99% of the Company’s then-outstanding shares. If, prior to receipt of the stockholder approval, a Preferred Stock Holder elects to convert any Convertible Preferred Stock that would result in the issuance, when aggregated with the number of shares previously issued upon conversion of the Convertible Preferred Stock, of more than 19.99% of the outstanding shares of Common Stock at the time of signing the Subscription Agreement, then the Company will, in lieu of issuing shares of Common Stock, pay the Preferred Stock Holder a cash amount equal to the product of the number of shares of Common Stock that could not be issued due to such limitation and the 10-day trailing volume weighted average price of the Common Stock as of the trading day immediately prior to the conversion date (Cash-in-Lieu Payments), which Cash-in-Lieu Payments shall be paid no later than November 4, 2026, together with accrued interest of 10% per annum, to the extent an earlier cash payment is prohibited pursuant to the terms of the Credit Agreement.

The Convertible Preferred Stock is subject to certain transfer restrictions, and contain terms regarding anti-dilution, liquidation preference, and preemptive rights, and its holders will vote together with the Class A common stock on an as-converted basis. The Convertible Preferred Stock is redeemable at the option of the Preferred Stock Holders at any time after November 12, 2031, and is convertible at the option of the Company after the second anniversary of issuance if the closing price of the Company’s common stock equals or exceeds 200% of the conversion price for twenty trading days out of a period of thirty consecutive trading days. The Preferred Stock Holders are entitled to elect one member and one observer to the Company’s Board of Directors, subject to the terms of the Convertible Preferred Stock.

Repurchase Agreements

On November 12, 2024, the Company entered into the Stock Repurchase Agreements with certain existing stockholders, including certain directors and affiliates of the Company, pursuant to which the Company will repurchase shares of Common Stock from the Selling Stockholders for a purchase price of $3.1597 per share. The Repurchase was funded by proceeds from the Offering and is expected to close on or around November 13, 2024.

Third Amendment to Credit Agreement

On November 12, 2024, in connection with the Offering, the Company entered into a Third Amendment to the 2021 Credit Agreement (Third Amendment). The Third Amendment updated certain covenants in the Credit Agreement to permit the issuance of the Convertible Preferred Stock in connection with the Offering, the payment of dividends on such Convertible Preferred Stock, and the Repurchase.

The Third Amendment also provides that, in connection with the Offering, the Company is required to pay in full the outstanding principal amount of the term loan outstanding under the Term Loan Facility within one business day following the issuance of the Convertible Preferred Stock.

The Third Amendment allows for the payment of cash to settle conversion obligations of the Convertible Preferred Stock provided that, (1) immediately before and immediately after giving effect to such payment, no Default or Event of Default (each as defined in the Third Amendment) shall have occurred and be continuing, (2) immediately after giving effect to such payment, (A) the Company and its subsidiaries shall be in pro forma compliance specified payments and (B) the pro forma Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) shall not exceed the ratio that is 0.25x less than the applicable covenant level, in each case, as of the last day of the most recent fiscal quarter for which financial statements have been delivered, (3) immediately after giving effect to such payment, Liquidity (as defined in the Credit Agreement) shall be at least $100,000, and (4) no proceeds of any Loans (as defined in the Credit Agreement) may be used for such payment.

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

We completed a Type-B meeting with the FDA on July 25, 2024. The FDA typically requires two well-controlled Phase 3 clinical trials to support regulatory approval. The FDA indicated that a second Phase 3 study would be needed to support biologics license application (BLA) submission. We recently completed enrollment in the second Phase 3 multi-center RCT evaluating the safety and efficacy of ReNu with 594 patients, outperforming enrollment expectations. We expect to receive the outcome of the pre-specified interim analysis of the first 50% of the required patients by the end of November, and are still on track to submit the BLA by the end of 2025.

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

License And Manufacturing Agreement

In November 2023, we entered into a trademark license and manufacturing agreement with Vivex Biologics, Inc. (Vivex) to sell its CYGNUS Dual (Dual) and CYGNUS Matrix (Matrix) products, with the option to license the VIA Matrix (VIA) products. In March 2024, we exercised the option to license VIA, and accordingly in July 2024, entered into the first amendment to the trademark license and manufacturing agreement (together with the original agreement, the Vivex Agreement).

We paid an upfront licensing fee to Vivex to sell Dual and Matrix, and also agreed to pay a fixed milestone payment for Dual in the event that its average sales price (ASP) is published by certain government agencies for a specified period of time. We remitted the option payment for VIA in April 2024. Additionally, we are required to pay a low double-digit royalty on the Net Sales of Dual and VIA, and a high single-digit royalty on the Net Sales of Matrix, respectively, during the royalty term, as defined in the Vivex Agreement. The royalty term is commensurate with the initial term of the contract and will continue for each subsequent renewal period. The initial term of the agreement expires on December 31, 2026 and can be renewed for up to five additional one-year terms.

Components of Our Condensed Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of September 30, 2024, we had approximately 262 direct sales representatives and approximately 161 independent agencies.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. We expect to realize the benefit of our federal and state deferred tax assets, and accordingly have not recorded a valuation allowance for these deferred tax assets as of September 30, 2024 or December 31, 2023.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited, in thousands)
Net revenue	$115,177	$108,531	$355,387	$333,489
Cost of goods sold	26,796	25,789	84,690	78,712
Gross profit	88,381	82,742	270,697	254,777
Operating expenses:
Selling, general and administrative	71,795	64,222	220,657	208,373
Research and development	10,344	10,470	38,741	32,610
Impairment of property and construction	—	—	18,842	—
Write down of capitalized internal-use software costs	—	—	3,959	—
Total operating expenses	82,139	74,692	282,199	240,983
Income (loss) from operations	6,242	8,050	(11,502)	13,794
Other expense, net:
Interest expense, net	(471)	(444)	(1,605)	(1,688)
Other income, net	52	31	47	82
Total other expense, net	(419)	(413)	(1,558)	(1,606)
Net income (loss) before income taxes	5,823	7,637	(13,060)	12,188
Income tax benefit (expense)	6,508	(4,470)	6,248	(6,675)
Net income (loss) and comprehensive income (loss)	$12,331	$3,167	$(6,812)	$5,513

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

The following is a reconciliation of GAAP net income (loss) to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited, in thousands)
Net income (loss)	$12,331	$3,167	$(6,812)	$5,513
Interest expense, net	471	444	1,605	1,688
Income tax benefit (expense)	(6,508)	4,470	(6,248)	6,675
Depreciation and amortization	3,570	2,544	10,008	7,466
Amortization of intangible assets	834	1,229	2,569	3,688
EBITDA	10,698	11,854	1,122	25,030
Stock-based compensation expense	2,712	2,417	7,687	6,630
Restructuring charge (1)	—	95	—	1,878
Legal fees (2)	—	1,182	—	1,182
Sales retention (3)	—	422	—	422
Impairment of building and improvements (4)	—	—	18,842	—
Write-down of capitalized software costs (5)	—	—	3,959	—
Adjusted EBITDA	$13,410	$15,970	$31,610	$35,142

(1)
Amounts reflect employee severance, retention and benefits as well as other exit costs associated with the Company’s restructuring activities. See Note 9, Restructuring, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)
Amount represents the legal fees incurred related to the issued and subsequently withdrawn LCDs. See Local Coverage Determinations above.
(3)
Amount represents the compensation expenses related to retention for those sales employees impacted by the issued and subsequently withdrawn LCDs. See Local Coverage Determinations above.
(4)
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

Comparison of Three and Nine Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$107,953	$101,357	$6,596	7%
Surgical & Sports Medicine	7,224	7,174	50	1%
Net revenue	$115,177	$108,531	$6,646	6%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$335,054	$312,349	$22,705	7%
Surgical & Sports Medicine	20,333	21,140	(807)	(4%)
Net revenue	$355,387	$333,489	$21,898	7%

Net revenue from our Advanced Wound Care products increased by $6.6 million, or 7%, to $108.0 million in the three months ended September 30, 2024, from $101.4 million in the three months ended September 30, 2023. Net revenue from our Advanced Wound Care products increased by $22.7 million, or 7%, to $335.1 million in the nine months ended September 30, 2024, from $312.3 million in the nine months ended September 30, 2023. The increase in Advanced Wound Care net revenue was primarily attributable to an increase in product sales of certain of our products to our existing and new customers.

Net revenue from our Surgical & Sports Medicine products remained relatively consistent at $7.2 million in the three months ended September 30, 2024 and in the three months ended September 30, 2023. Net revenue from our Surgical & Sports Medicine products decreased by $0.8 million, or 4% to $20.3 million in the nine months ended September 30, 2024 from $21.1 million in the nine months ended September 30, 2023. The decrease in Surgical & Sports Medicine net revenue was primarily due to a decrease in certain customer buying patterns.

Cost of goods sold and gross profit

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Cost of goods sold	$26,796	$25,789	$1,007	4%
Gross profit	$88,381	$82,742	$5,639	7%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Cost of goods sold	$84,690	$78,712	$5,978	8%
Gross profit	$270,697	$254,777	$15,920	6%

Cost of goods sold increased by $1.0 million, or 4%, to $26.8 million in the three months ended September 30, 2024, from $25.8 million in the three months ended September 30, 2023. Cost of goods sold increased by $6.0 million, or 8%, to $84.7 million in the nine months ended September 30, 2024, from $78.7 million in the nine months ended September 30, 2023. The increase in cost of goods sold was primarily due to an increase in sales volume as well as a shift in product mix.

Gross profit increased by $5.6 million to $88.4 million in the three months ended September 30, 2024 from $82.7 million in the three months ended September 30, 2023. Gross profit increased by $15.9 million to $270.7 million in the nine months ended September 30, 2024 from $254.8 million in the nine months ended September 30, 2023. The increase in gross profit was primarily due to a shift in product mix.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$71,795	$64,222	$7,573	12%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$220,657	$208,373	$12,284	6%

Selling, general and administrative expenses increased by $7.6 million, or 12%, to $71.8 million in the three months ended September 30, 2024 from $64.2 million in the three months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily due to an increase in royalty expense of $4.8 million, an increase in travel-related expenses of $1.1 million, an increase in facilities and supplies expense of $1.1 million, and an increase in our allowance for expected credit losses of $0.6 million.

Selling, general and administrative expenses increased by $12.3 million, or 6%, to $220.7 million in the nine months ended September 30, 2024 from $208.4 million in the nine months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily due to an increase in royalty expense of $14.0 million, an increase in our allowance for expected credit losses of $2.5 million, an increase in building and other facilities expenses of $3.8 million, and an increase in consulting expenses of $2.2 million; partially offset by a decrease of $8.1 million in salaries, restructuring, and other headcount-related expenses, and a decrease of $2.1 million in other marketing expenses.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Research and development	$10,344	$10,470	$(126)	(1%)

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Research and development	$38,741	$32,610	$6,131	19%

Research and development expenses decreased by approximately $0.1 million, or 1%, to $10.3 million in the three months ended September 30, 2024 from $10.5 million in the three months ended September 30, 2023. Research and development expenses increased by $6.1 million, or 19%, to $38.7 million in the nine months ended September 30, 2024 from $32.6 million in the nine months ended September 30, 2023. Research and development expenses were generally consistent in the three months ended September 30, 2024 from the three months ended September 30, 2023, and the increase in research and development expenses in the nine months ended September 30, 2024 from the nine months ended September 30, 2023 was primarily due to expenses associated with clinical research and trials, primarily related to ReNu, and support of Biologics License Application (BLA) efforts.

Impairment and Write Down Expenses

During the nine months ended September 30, 2024, we recorded a $4.0 million write down of costs related to internal-use software and an $18.8 million impairment of a purchased building and associated unfinished construction work. There were no such costs recorded in the three months ended September 30, 2024, or in the three and nine months ended September 30, 2023. See Note 6, Property and Equipment, Net, to our condensed consolidated financial statements included in this Quarterly Report.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$6,508	$(4,470)	$10,978	(246%)

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$6,248	$(6,675)	$12,923	(194%)

Income tax expense decreased by $11.0 million, or approximately 246%, to a benefit of $6.5 million in the three months ended September 30, 2024 from expense of $4.5 million in the three months ended September 30, 2023. Income tax expense decreased by $12.9 million, or approximately 194%, to a benefit of $6.2 million in the nine months ended September 30, 2024 from expense of $6.7 million in the nine months ended September 30, 2023. The decrease in the income tax expense is primarily attributable to a lower estimated effective tax rate for the twelve months ended December 31, 2024 due to our research and development tax credits, as well as a reduction in expected pre-tax income in 2024 compared to 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had working capital of $161.2 million, which included $94.3 million in cash and cash equivalents. We also have $125.0 million available for future revolving borrowings under our Revolving Facility (see Note 10, Long-Term Debt Obligations to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). We expect that our cash on hand and other components of working capital as of September 30, 2024, availability under the 2021 Credit Agreement, proceeds received in connection with our offering of Series A Convertible Preferred Stock, par value $0.0001 per share, which closed on November 12, 2024, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this quarterly report.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$3,271	$20,303
Net cash used in investing activities	(6,671)	(21,040)
Net cash used in financing activities	(6,012)	(3,728)
Net change in cash, cash equivalents, and restricted cash	$(9,412)	$(4,465)

Operating Activities

During the nine months ended September 30, 2024, net cash provided by operating activities was $3.3 million, resulting from our net loss of $6.8 million and net cash used in connection with changes in our operating assets and liabilities of $42.1 million, offset by net non-cash charges of $52.2 million. Changes in our operating assets and liabilities included an increase in accounts receivable of $23.0 million, an increase in inventories of $5.7 million, an increase in prepaid expenses and other current assets and other assets of $4.1 million, a decrease in operating lease liabilities of $9.3 million, and a decrease in accounts payable of $6.0 million, partially offset by an increase in accrued expenses and other current liabilities of $5.9 million, and an increase in other liabilities of $0.1 million.

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

Investing Activities

During the nine months ended September 30, 2024, we used $6.7 million of cash in investing activities consisting exclusively of capital expenditures.

During the nine months ended September 30, 2023, we used $21.0 million of cash in investing activities consisting exclusively of capital expenditures.

Financing Activities

During the nine months ended September 30, 2024, net cash used in financing activities was $6.0 million. This consisted of the principal payment on our term loan of $4.2 million, principal payments on finance lease obligations of $0.8 million, and net cash payments associated with our stock awards activities of $1.0 million.

During the nine months ended September 30, 2023, net cash used in financing activities was $3.7 million. This consisted of the payment of our term loan of $3.3 million, payment of the finance lease obligations and the stock awards activities of $0.3 million, and principal repayments of finance lease obligations of $0.1 million.

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

Advances made under the 2021 Credit Agreement may be either SOFR Loans or ABR Loans, at our option. For SOFR Loans, the interest rate is a per annum interest rate equal to the Adjusted Term SOFR plus an Applicable Margin between 2.00% to 3.25% based on the Total Net Leverage Ratio. For ABR Loans, the interest rate is equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the Adjusted Term SOFR rate plus 1.0%, plus (2) an Applicable Margin between

1.00% to 2.25% based on the Total Net Leverage Ratio. On September 30, 2024, the applicable interest rate for outstanding borrowings is 7.56%.

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

As of September 30, 2024, we were in compliance with the covenants under the 2021 Credit Agreement. We had outstanding borrowings of $62.3 million under our Term Loan Facility and no borrowings outstanding under our Revolving Facility with $125.0 million available for future revolving borrowings, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were ineffective because, as disclosed in the Company’s Annual Report for the fiscal year ended December 31, 2023, we did not design and maintain effective controls over information technology general controls and proper segregation of duties to support the proper initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO framework). Although it has made progress in remediating the remaining material weakness, as a result of its assessment, management concluded that as of September 30, 2024, our internal control over financial reporting was ineffective based on the criteria of the COSO framework, and the continued existence of the material weakness described above.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above related to remediation efforts of the remaining material weakness. As the implementation of the remaining modules of the new ERP system continues, and management continues to test its aforementioned new controls throughout 2024, we will change our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2023, includes a detailed discussion of our risk factors under the heading Part I, Item 1A—Risk Factors. Except as set forth below, there have been no material changes from such risk factors during the quarter ended September 30, 2024. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2023, or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Seven MACs published new proposed LCDs, for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population that list certain of our products as non-covered. If the final LCDs include this non-coverage determination, it could, at least in the near term, have a material adverse effect on utilization of these products, our business and our revenue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

3.3	Certificate of Designation of Series A Convertible Preferred Stock of Organogenesis Holdings Inc.

3.4	Bylaws of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document XBRL

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2024	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco

David Francisco
Chief Financial Officer

(Principal Financial and Accounting Officer)