Form 10-K
period 2024-12-31
Organogenesis Holdings Inc.
filed 2025-02-27
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $199.9 million, computed by reference to the closing sale price of the Class A common stock as reported by The Nasdaq Capital Market on June 30, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

The number of shares of the registrant’s Class A common stock outstanding as of February 24, 2025 was 126,828,092.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be provided in Part III of this Annual Report on Form 10-K will be provided by a Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission on or before April 30, 2025.

Auditor Firm Id:	49	Auditor Name:	RSM US LLP	Auditor Location:	Boston, Massachusetts

ORGANOGENESIS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED December 31, 2024

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•
Our success will depend in part on the extent to which coverage and adequate reimbursement for the costs of our products and related services will be available from government payers, private health insurers, and other third-party payers and it is uncertain whether such reimbursement will be available or, if such reimbursement is available, the rate at which it will be available. The rate of reimbursement and coverage for the use of our products has been and may continue to be unstable, unpredictable and subject to changes in government and private payer policies (including but not limited to the adoption or implementation of new or revised Medicare Local Coverage Determinations (LCDs)) that could adversely affect our business, results of operations, and financial condition. Currently, not all of our products are covered by all payers.
•
Many existing and potential customers for our products are members of group purchasing organizations (GPOs) and/or integrated delivery networks (IDNs), including accountable care organizations or public-based purchasing organizations, and our business is partly dependent on major contracts with these organizations. Cost-containment efforts of our customers, GPOs, IDNs, third-party payers, and governmental organizations could adversely affect our business, results of operations, and financial condition.
•
We could be subject to legal exposure if we do not comply with our reporting and payment obligations under Medicare, the Medicaid Drug Rebate Program, or any other governmental pricing programs in which our products or product candidates may participate, including through additional rebate or discount requirements, fines, sanctions, and litigation.
•
We have remediated our previously reported material weaknesses as of December 31, 2024. However, we cannot guarantee that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
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
•
Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. For example, although we have reported net income for each fiscal year since the fiscal year ended December 31, 2020, we incurred significant losses in past years and we may incur losses in the future.
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
•
Enacted or future legislation, as well as other potential regulatory reform or other healthcare reform initiatives, may result in reductions in federal funding for healthcare and/or place downward pressure on the price or reimbursement that we may receive for any approved product, which could adversely affect the operation of our business.
•
The outstanding shares of our Series A Convertible Preferred Stock, par value $0.0001 (Convertible Preferred Stock) reduce the relative voting power of holders of our Class A common stock, dilute the ownership of those holders, and may adversely affect the market price of our Class A common stock.
•
The holders of our Convertible Preferred Stock have special rights to exercise influence over us and our board of directors.
•
Our Convertible Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our Class A common stock, which could adversely affect our liquidity and financial condition, and may result in the interests of the Investors differing from holders of our Class A common stock.

PART I

ITEM 1. BUSINESS

Overview

Organogenesis is a leading regenerative medicine and tissue innovations company focused on empowering healing through the development, manufacturing, and sale of products for the advanced wound care, and surgical and sports medicine markets.

Our mission is to provide an integrated portfolio of healing and tissue solutions that improve lives while lowering the overall cost of health care. Several of our existing and pipeline products in our portfolio have Premarket Application (PMA) approval, or 510(k) clearance from the United States Food and Drug Administration (FDA). Our solutions address large and growing markets driven by aging demographics and increases in comorbidities such as diabetes, obesity, cardiovascular and peripheral vascular disease. We offer our differentiated products and in-house customer support to a wide range of health care customers including hospitals, wound care centers, government facilities, ambulatory surgery centers (ASCs) and physician offices.

In the Advanced Wound Care market, we focus on the development and commercialization of products for the treatment of chronic and acute wounds. We have a portfolio of regenerative medicine products capable of supporting patients from early in the wound healing process through wound closure. Our products that address the Advanced Wound Care market include Apligraf for the treatment of venous leg ulcers (VLUs) and diabetic foot ulcers (DFUs); Dermagraft for the treatment of DFUs (manufacturing and distribution currently suspended pending transition to a new manufacturing facility or engagement of a third-party manufacturer); PuraPly AM as an antimicrobial barrier and native, cross-linked extracellular matrix scaffold for a broad variety of wound types; CYGNUS Dual as a dual-layered amniotic membrane that promotes an optimal environment for wound healing; and VIA Matrix, Affinity, Novachor, and NuShield placental allografts to address a variety of wound sizes and types as a protective barrier and extracellular matrix scaffold.

In the Surgical & Sports Medicine market, we are leveraging our broad regenerative medicine capabilities to address chronic and acute surgical wounds and tendon and ligament injuries. Our Sports Medicine products include NuShield as a surgical barrier and PuraForce as a reinforcement matrix in targeted soft tissue repairs; and Affinity, Novachor, PuraPly MZ, PuraPly AM, and PuraPly SX for management of open wounds in the surgical setting. Additionally, our Phase 3 clinical study evaluating the safety and efficacy of ReNu in symptomatic knee osteoarthritis (OA) is ongoing, and we expect to submit the biologics license application (BLA) in the second half of 2025. We also plan to evaluate the safety and efficacy of ReNu in symptomatic hip OA.

Recent Developments

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

We paid an upfront licensing fee to Vivex to sell Dual and Matrix, and also agreed to pay a fixed milestone payment for Dual in the event that its average sales price (ASP) is published by certain government agencies for a specified period of time, which we remitted in December 2024. We remitted the option payment for VIA in April 2024. Additionally, we are required to pay a low double-digit royalty on the Net Sales of Dual and VIA, and a high single-digit royalty on the Net Sales of Matrix, respectively, during the royalty term, as defined in the Vivex Agreement. The royalty term is commensurate with the initial term of the contract and will continue for each subsequent renewal period. The initial term of the agreement expires on December 31, 2026 and can be renewed for up to five additional one-year terms.

Biomanufacturing facility in Smithfield, Rhode Island

In November 2024, we entered into a lease with DIV Technology Way, LLC (Davis) for a 122,000-square foot state-of-the-art biomanufacturing facility located in Smithfield, Rhode Island (Smithfield Facility). We intend to build out the Smithfield Facility for the manufacture of Dermagraft, Apligraft, and PuraPly, which we expect to commence in 2027. We are obligated under the lease to complete our build out of the Smithfield Facility within thirty-six (36) months of the lease signing, and will receive an allowance from Davis to partially offset the cost of the build out. The initial term of the lease expires in May 2041, with two ten-year renewal options. We have a one-time right of first offer to purchase the Smithfield Facility and have a right to terminate the lease for a payment to Davis of $1.3 million, if we have not secured certain anticipated state and local tax incentives by March 31, 2025.

Series A Convertible Preferred Stock Financing and Class A Common Stock Repurchases

On November 12, 2024, we entered into a subscription agreement with Avista Healthcare Partners III, L.P. (Avista Onshore) and AHP III Orchestra Holdings, L.P. (together with Avista Onshore, the Investors, and each an Investor) pursuant to which the Investors purchased 130,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share (Convertible Preferred Stock), for a purchase price of $1,000 per share, or aggregate gross proceeds of $130.0 million to us, prior to deduction of commissions, fees and expenses (Offering). The net proceeds will be used to fund strategic growth initiatives including, but not limited to, operating and commercial activities, clinical development programs, working capital, capital expenditures, debt repayment and for general corporate purposes. In addition, approximately $25.5 million of the net proceeds were used to fund the repurchase of an aggregate of 7,921,731 shares of Class A common stock from certain existing stockholders of the Company, including certain of its directors and their affiliates that are members of the Significant Stockholders Group. 7,421,731 of the shares of Class A common stock were repurchased at a price per share equal to $3.1597, which represented the 10-day trailing volume weighted average price of the Class A common stock as of market close on November 11, 2024 and 500,000 shares of Class A common stock were repurchased at a price per share equal to $4.057 per share, which represented the 10-day trailing volume weighted average price of the Class A common stock as of market close on November 26, 2024, pursuant to stock repurchase agreements entered into on November 12, 2024 and November 27, 2024, respectively, between us and such stockholders (Stock Repurchase Agreements, and each stock repurchase thereunder, a Repurchase).

Pursuant to the Certificate of Designations of Series A Convertible Preferred Stock (Certificate of Designation), each share of Convertible Preferred Stock is initially convertible into 263.7358 shares of Class A common stock, subject to adjustment as provided therein. The Convertible Preferred Stock ranks senior to shares of Class A common stock with respect to payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up. The Convertible Preferred Stock initially has a liquidation preference of $1,000 per share; provided that the liquidation preference upon a change of control on or before November 12, 2026 will be increased to be no less than $1,500 per share. Holders of the Convertible Preferred Stock will be entitled to a regular dividend at the rate of 8.0% per annum, compounding and payable quarterly in kind or in cash, at our election, subject to the 19.99% ownership limitations described below. Any accrued but unpaid dividends will become part of the liquidation preference of such share, as set forth in the Certificate of Designation.

Until we receive stockholder approval, as contemplated by Nasdaq listing rules, with respect to the issuance of shares of Class A common stock upon conversion of the Convertible Preferred Stock in excess of the limitations imposed by such rules, holders of Convertible Preferred Stock (Preferred Stockholders) the Investors cannot convert the Convertible Preferred Stock into a number of shares of Class A common stock in excess of 26,502,042 shares, which represents 19.99% of the outstanding shares of Class A common stock at the time of signing the Subscription Agreement, or to the extent such conversion will result in a Preferred Stockholder beneficially owning greater than 19.99% of the Company’s then-outstanding shares. If, prior to receipt of the stockholder approval, a Preferred Stockholder elects to convert any Convertible Preferred Stock that would result in the issuance, when aggregated with the number of shares previously issued upon conversion of the Convertible Preferred Stock, of more than 19.99% of the outstanding shares of Class A common stock at the time of signing the Subscription Agreement, then we will, in lieu of issuing shares of Class A common stock, pay the Preferred Stockholder a cash amount equal to the product of the number of shares of Class A common stock that could not be issued due to such limitation and the 10-day trailing volume weighted average price of the Class A common stock as of the trading day immediately prior to the conversion date (Cash-in-Lieu Payments), which Cash-in-Lieu Payments shall be paid no later than November 4, 2026, together with accrued interest of 10% per annum, to the extent an earlier cash payment is prohibited pursuant to the terms of our credit agreement.

The Convertible Preferred Stock is subject to certain transfer restrictions, and contains terms regarding anti-dilution, liquidation preference, and preemptive rights, and its holders will vote together with the Class A common stock on an as-converted basis. The Convertible Preferred Stock is redeemable at the option of the Preferred Stockholders at any time after November 12, 2031, and is convertible at our option after the second anniversary of issuance if the closing price of our Class A common stock equals or exceeds 200% of the conversion price for twenty trading days out of a period of thirty consecutive trading days. The Preferred Stockholders are entitled to elect one member and one observer to our Board of Directors, subject to the terms of the Convertible Preferred Stock and applicable listing standards.

Market Overview

Advanced Wound Care Market

Wounds represent a large and growing burden on the public health as well as a significant cost to the health care system. Wounds are divided into two primary types, chronic and acute. It is estimated that approximately 27 million patients suffer from chronic and acute wounds in the United States each year, excluding surgical incisions. Chronic wounds account for most of the expenses due to their complexity and length of treatment.

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

The wound care market includes traditional dressings such as bandages, gauzes, and ointments and advanced wound care products such as mechanical devices, advanced dressings, and biologics. These advanced wound care products target chronic and acute wounds not adequately addressed by traditional therapies. Our products are primarily classified as skin substitutes, which fall within the biologics category of the Advanced Wound Care market. As of 2021, the global total addressable market for both acute and chronic wounds is estimated at approximately $20 billion.

Surgical & Sports Medicine Market

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

OA and other degenerative conditions, as well as soft tissue injuries such as tendinosis and fasciitis, are currently treated by injection with steroids or hyaluronic acid (HA). However, steroids offer pain relief for only a limited period and have been shown to further degrade some types of tissues over time, worsening the underlying condition. The evidence of HA’s efficacy has been questioned, and it is clear that a significant percentage of patients do not adequately respond to HA treatment. Patients who fail these less invasive therapies have limited options and may require surgical intervention, including total joint replacement.

Orthobiologics have been shown to be an effective alternative to traditional treatments. Due to their anti-inflammatory and pro-healing effects, they go beyond mechanical intervention to support the healing process in the damaged tissue and often result in faster healing times and shorter hospital stays. The orthobiologics market includes bone morphogenetic protein, viscosupplementation with HA, synthetic bone graft substitutes, and stem cell therapy, in addition to demineralized bone matrix (DBM) and allograft. Our current product pipeline includes Sports Medicine solutions based on placental-based technologies (ReNu). There is a rapidly growing body of clinical and scientific evidence indicating the potential of these products, particularly orthobiologics, in surgical applications, resulting in increased adoption of these products. As of 2023, the total addressable OA market is estimated at approximately $7 billion.

Our Commercial Products

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

Advanced Wound Care

Affinity and Novachor are fresh, amnion and chorion placental allografts, respectively, for application in the care of chronic and acute wounds as protective barriers and extracellular matrix (ECM) scaffolds. We believe both products are one of only a few placental tissue products containing viable amniotic cells, and are unique in that they undergo our proprietary AlloFresh process that hypothermically stores the products in their fresh state, never dried or frozen, which retains their native benefits and structure. Regulated as human cells, tissues, and cellular and tissue-based product, or HCT/P, under Section 361 of the Public Health Service Act (the PHSA), these products are referred to as Section 361 HCT/Ps, or simply 361 HCT/Ps. Affinity was launched in 2014 by NuTech Medical and acquired by us in 2017. Novachor was launched in December 2021.

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

Dermagraft is a dermal substitute grown from human dermal fibroblasts and has received PMA approval for the treatment of DFUs. Launched in 2001 by Smith & Nephew and acquired by us in 2014, this product helps to restore the compromised wound bed to facilitate healing. The living cells in Dermagraft produce many of the same proteins and growth factors that support the healing response in healthy skin. In addition to an FDA-monitored RCT demonstrating its superiority to conventional therapy in the healing of DFUs, studies based on real-world evidence and Medicare data have demonstrated its superior clinical efficacy and value as compared to competitive wound care products and conventional therapy. Dermagraft can be applied weekly (up to eight times) over a twelve-week period and contains a temporary mesh fabric that is dissolvable and becomes part of the body’s own healing processes. Manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022. We currently plan to transition our Dermagraft manufacturing to our newly leased biomanufacturing facility in Smithfield, Rhode Island, which we expect will begin in 2027, and will result in substantial long-term cost savings. In the period when Dermagraft is not available, we expect that customers will be willing to substitute Apligraf for Dermagraft and that the suspension of Dermagraft sales will not have a material impact on our net revenue.

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

CYGNUS Dual is a dual-layered amniotic tissue graft used to treat chronic and acute wounds that can be stored at room temperature and has a five-year shelf life. It is manufactured in accordance with FDA regulations and American Association of Tissue Banks (AATB) standards using a methodology that helps maintain the inherent levels of key extracellular matrices, including carbohydrates, growth factors, and cytokines.

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

Our Business Strategy

We continue to leverage our comprehensive product portfolio and relationships with key constituents to deepen our presence in the Advanced Wound Care market. We believe the breadth and flexibility of our portfolio allows and will continue to allow us to address a wide variety of wound types (chronic and acute), sizes, and reimbursement levels, offering significant new opportunities for growth. Furthermore, we believe our expanded product portfolio is enhancing the ability of our sales representatives to reach and penetrate customer accounts in various: sites of care, including, but not limited to,: operating rooms and surgical settings, physicians’ offices, wound care centers, long term care facilities, and critical access hospitals; as well as: clinical specialties, including, but not limited to, podiatry; and, various surgical categories, including: vascular, plastic, general, orthopedic, trauma, and dermatology, contributing to strong growth over time. Additionally, we believe there is significant room for expansion of the Advanced Wound Care market as a whole and our wound biologics product category in particular as more physicians and payers are educated about the benefits of regenerative medicine technologies versus traditional therapies, and as the incidence of chronic and acute wounds increases with the growing impact of societal disease states, such as diabetes, obesity, and heart disease, that cause these conditions. We continue to invest to support physician and payer education as well as preclinical and clinical trials, real-world evidence, and other research to confirm the benefits of our products. We will continue to seek expanded payer coverage for all of our products, particularly PuraPly AM/XT, Novachor, NuShield and Affinity, for which we do not yet have the broad commercial payer coverage enjoyed by Apligraf and Dermagraft.

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

We have a robust pipeline of products in both the Advanced Wound Care and Surgical & Sports Medicine markets that we expect to launch in the next few years. We expect these products will deepen our portfolios and allow us to address additional clinical applications, such as patients requiring care for burns of varying degrees. In addition, we anticipate our ongoing efforts to complete clinical studies and publish research regarding our products will further enhance physician and payer receptiveness to our products over time. Our proven research and development capabilities and established technology platforms also support a robust and adaptable product pipeline for future applications.

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

Platform Technologies

Our proven research and development capabilities and established technology platforms support a robust and adaptable product pipeline for future applications. The platform technologies in which we have deep experience include:

•
Bioengineered Cultured Cellular Products: The development and production of bioengineered cultured cellular products have been a core competency since our founding. Our Apligraf, Dermagraft, and TransCyte products all draw from our expertise in this area.
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
•
Antimicrobial Technology: Our PHMB antimicrobial technology provides clinical and competitive advantage for multiple wound indications. PHMB is a broad-spectrum effective antimicrobial that prevents biofilm reformation. We have developed multiple product versions incorporating PHMB that have demonstrated clinical benefit to control bioburden and support wound healing when used following wound debridement.

Product Pipeline

We have a robust pipeline of products under development for both the Advanced Wound Care and Surgical & Sports Medicine markets. We believe our pipeline efforts will deepen our comprehensive portfolio of offerings as well as allow us to address additional clinical applications.

PuraPly and PuraPlyAM Line Extensions

The PuraPly portfolio is comprised of a purified native collagen matrix. PuraPly AM and PuraPly SX are native collagen scaffolds that also provide an antimicrobial barrier utilizing a broad spectrum antimicrobial agent (PHMB). We have several line extensions in development.

Placental Portfolio Expansion

We have placental products under development. Our research and development (R&D) team continues to research and develop additional product concepts from our placental technology platform, as well as to collaborate with our Business Development team to assess additional product in-licensing or acquisition opportunities.

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

TransCyte

TransCyte is a bioengineered tissue scaffold that promotes burn healing and has received PMA approval for the treatment of deep second- and third-degree burns. TransCyte is a flexible, durable product that provides bioactive dermal components, an outer protective barrier, increased re-epithelialization and pain relief for patients suffering from burns. Full launch is dependent on the completion of manufacturing capabilities.

ReNu

ReNu is a cryopreserved suspension derived from human amniotic membrane and cells derived from amniotic fluid. The initial target indication for ReNu is for the management of symptoms associated with knee OA. We are in the planning stages for clinical studies of ReNu to support the management of symptoms associated with hip OA, and we believe ReNu may have potential as a treatment for additional OA and tissue regeneration applications, which would need to be clinically evaluated further before any such approved uses.

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

As noted above, we completed a phase 3 prospective, multicenter, double-blind, randomized, saline-controlled clinical trial to evaluate the efficacy of amniotic suspension allograft (ASA, ReNu) in patients with knee OA, and completed topline analysis in the second quarter of 2024. We reported results consistent with the predefined requirements for study success: statistically significant reduction in knee pain (p=0.0177) and statistically significant maintenance of function (p<0.0001) at six months.

We completed enrollment in a second phase 3 prospective, multicenter, double-blind, randomized, saline-controlled clinical trial to evaluate the efficacy of ASA in patients with OA of the knee in the second quarter of 2024. This clinical trial completed enrollment with 594 randomized subjects with Kellgren-Lawrence (KL) severity 2 to 4 knee OA. The study performed the prespecified interim analysis on 50% of the planned 474 subjects after six-months of follow up in the fourth quarter of 2024. The DMC recommended the clinical trial proceed without modification and without increase in sample size. The DMC also reviewed available safety data and found the safety data to be consistent with the known safety profile for ASA (ReNu). We expect to have all patients completing the study by the end of the second quarter of 2025, and to complete the initial statistical analysis and have top-line data results from the second phase 3 study to share publicly in September 2025. Our current timeline targets completion of the final clinical study report required for the BLA submission in the fourth quarter of 2025, and expect to submit the BLA by the end of 2025.

Commercial Infrastructure

Sales and Marketing

Our current Advanced Wound Care portfolio is sold throughout the United States via an experienced direct sales force. We use a mix of direct sales representatives and independent agencies to service the Surgical & Sports Medicine market. As of December 31, 2024, we had 256 direct sales representatives and approximately 160 independent agencies. These sales representatives are supported by teams of professionals focused on sales management, sales operations and effectiveness, ongoing training, analytics, and marketing.

Sales generated by our direct sales forces in the United States have represented, and we anticipate will continue to represent, a majority of our revenues. In addition, we have obtained marketing registrations, developed commercial and distribution capabilities, and are currently selling products in several countries outside of the United States. Our Apligraf product is currently distributed by our direct sales force in Switzerland, and through independent sales agents in Saudi Arabia and Kuwait. Our NuShield product is also distributed by our direct sales force in Switzerland, and through independent sales agents in Kuwait. We have obtained marketing registration for our Dermagraft product in Mexico, but we are not currently distributing it. Additionally, we are evaluating the regulatory pathways and market potential for our products in other major markets, including the European Union.

Customer Support Services

We offer in-house customer support services, including our reimbursement support team, our medical and technical support team, and our field-based medical science liaison team. We believe that providing these essential support services in-house creates a competitive advantage by allowing us to align our support services with our sales efforts leading to improvements in the overall customer experience.

Research and Development

Our R&D team works to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times, and, as a result, reduce costs. We conduct research and development activities at our laboratory facilities in Canton, MA, Birmingham, AL, and San Diego, CA. We have an internal team that is comprised of individuals with significant experience and training at leading colleges and universities with regenerative medicine graduate programs. In addition to our internal staff, our external network of development labs, testing labs, and expert clinicians aid us in our research and development process.

The majority of our product portfolio, including Apligraf, our PuraPly product family, our collagen biomaterial technology platform product family, and all of our placental-based products, was developed by our R&D team at our three facilities. We have proven competencies to bring products to market through a broad range of regulatory classifications.

Manufacturing and Suppliers

We manufacture our primary non-placental-based products and use third-party manufacturers for our placental-based products. We have significant expansion capabilities in our in-house manufacturing facilities and we believe that our contract manufacturers are well positioned to support future expansion.

We have robust internal compliance processes to maintain the quality and reliability of our products. We conduct annual internal audits, combined with external audits by regulatory agencies, to monitor our quality control practices. We are registered with the FDA as a medical device manufacturing establishment and a HCT/P registered establishment. We are also accredited by the AATB and licensed with several states per their tissue banks regulations. All of our contract manufacturers are registered with the FDA as HCT/P establishments and are AATB accredited.

We utilize third-party raw material suppliers to support our internal manufacturing processes. All prospective suppliers are subject to a rigorous vetting process to ensure quality and reliability. Additionally, our approved suppliers are audited at pre-determined intervals to ensure continued reliability.

The manufacture of our products is dependent on the availability of sufficient quantities of source tissue, which is the primary component of our products. Source tissue includes donated human tissue, porcine tissue, and bovine tissue. We acquire donated human tissue directly through institutional review board-approved protocols at multiple hospitals, as well as through tissue procurement firms engaged by us or by our contract manufacturers. We have two qualified porcine tissue suppliers, and currently one source of bovine tissue. Historically, we have not experienced significant difficulty locating and obtaining the suppliers or materials necessary to fulfill our production requirements.

Government Regulation

FDA Regulation of Product Registration, Manufacture, and Promotion

We market medical products in the United States that have either been approved or cleared by the FDA prior to marketing, or do not require FDA premarket review. Our marketed products that have received marketing authorization from the FDA have done so under one of the following agency pathways: 510(k) clearance for a Class II medical device or approval of a PMA for a Class III medical device. These medical products are regulated by the FDA under the PHSA or the Federal Food, Drug, and Cosmetic Act (FDCA) along with the FDA’s implementing regulations. These federal statutes and regulations govern, among other things, the following activities that we perform or are performed on our behalf and will continue to perform or have performed on our behalf: the production, research, development, testing, manufacture, quality control, packaging, labeling, storage, approval, advertising, and promotion, distribution of our products into interstate commerce, record keeping, service and surveillance, complaint handling, repair or recall of products, adverse event reporting and other field safety corrective actions.

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

Manufacturers of biologics must comply with the FDA’s applicable Current Good Manufacturing Practices (cGMP) regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate, as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

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

The FDA is authorized to expedite the review of BLAs in several ways. Under the Fast Track program, the sponsor of a biologic product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the BLA. Biologic products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track BLA before the application is complete, a process known as rolling review. We plan to request Priority Review of the ReNu BLA.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, regenerative medicine advance therapy designation, priority review and accelerated approval.

Post-approval Requirements

FDA regulation of biologic products continues after approval, particularly with respect to cGMP requirements, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biologic products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information and complying with electronic record and signature requirements. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal actions and adverse publicity. These actions could include refusal to approve pending applications or supplemental applications, withdrawal of an approval, clinical hold, suspension or termination of a clinical trial by an Institutional Review Board (IRB), warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines or other monetary penalties, refusals of government contracts, mandated corrective advertising or communications with healthcare providers, debarment, restitution, disgorgement of profits or other civil or criminal penalties.

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

Reimbursement

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

Medicare, the federally funded program that provides healthcare coverage for senior citizens and people with disabilities, is the largest third-party payer in the United States. The Centers for Medicare and Medicaid Services (CMS) administers the Medicare program and, for Medicare Parts A and B (often referred to as "traditional Medicare") uses Medicare Administrative Contractors (MACs) to process claims, develop coverage policies and make payments within designated geographic jurisdictions. CMS does not currently have a national coverage determination related to skin substitutes. Coverage for our skin substitute products falls under the jurisdiction of the Part A/B MACs. Medicare coverage for these products is determined by each MAC for its specific jurisdiction; coverage by MACs can be determined either through case-by-case review of claims for medical necessity or based on local coverage determinations (LCDs). Implementation of LCDs by one or more MACs can therefore affect coverage policy for certain products or product candidates and/or certain uses of those products, depending on the scope of the LCD(s). Additionally, Medicare Advantage

(MA) Plans (Medicare Part C) are required to cover items and services that are covered by Medicare Parts A and B, and MA Plans are not required to cover items and services that are not covered by Medicare Parts A and B. MA Plans also must specify any additional benefits that they provide as supplemental benefits approved by CMS.

Private payers often, but not always, follow the lead of Medicare or other governmental payers in making coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement can sometimes be a significant factor in obtaining favorable coverage and reimbursement for products by private payers. While most private payers currently cover Apligraf and Dermagraft, and some cover Affinity, most of those payers provide limited coverage for our other products, such as PuraPly, PuraPly AM, NuShield and CYGNUS.

Currently, Medicare makes a separate payment for our products when used in the physician office at a payment rate based on the average sales price (ASP) methodology, including ASP plus 6% for some products. In the outpatient hospital and ASC settings, Medicare payment for all our products is currently bundled into the payment for the application procedure.

Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more of our products or product candidates, less favorable coverage policies and reimbursement rates may be implemented in the future. It is difficult to predict whether changes in Medicare and/or other third-party coverage and reimbursement policies could be implemented that would affect our products and product candidates.

Intellectual Property

Our success depends in part on our ability to protect our proprietary technology and intellectual property and operate without infringing the patents and other proprietary rights of third parties. We rely on a combination of trademark, trade secret, patents, copyright, and other measures to protect the intellectual property rights that we consider important to our business. We also rely on know-how and continuing technological innovation to develop and maintain our competitive position. Other than a license from Novartis Pharma AG for trademark and domain name rights to Apligraf and an exclusive license from RESORBA Medical GmbH, or Resorba, to a United States patent for a collagen-based wound dressing containing PHMB, we do not have any additional material licenses to any technology or intellectual property rights.

As of December 31, 2024, we owned 49 issued patents globally, of which 17 were United States patents. As of December 31, 2024, we owned 21 pending patent applications, of which 9 were patent applications pending in the United States. Many of our issued patents are currently expected to expire between 2027 and 2042. The expiration of these patents is not expected to have a material impact on our business. Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 14 United States trademark registrations and 36 foreign trademark registrations, as of December 31, 2024.

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

Competition

We operate in highly competitive markets that are subject to rapid technological change. Additionally, due to lower barriers to entry in the Section 361 HCT/P regulated market, competition in the placenta-based and allograft tissue field is intense and subject to new entrants and evolving market dynamics. We are aware of several companies that compete, or are developing technologies, in our current and future product areas. Our products compete primarily with skin substitute products, placental-based technology products, orthobiologics products, other advanced wound care and traditional wound care products, among others. We also compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as to acquire technologies and technology licenses complementary to our products or advantageous to our business.

Success in these markets depends primarily on product efficacy, ease of product use, product price, availability of coverage and adequate third-party reimbursement, customer support services for technical, clinical, and reimbursement support, and customer preference for, and loyalty to, the products. We believe that the demonstrated clinical efficacy of our products, the breadth of our product portfolio, our in-house customer support services, our customer relationships and reputation offer us advantages over our competitors. We also believe our success in obtaining third-party reimbursement, our strong position with group purchasing organizations, and the established clinical evidence for our products are competitive advantages. In addition, we believe we are one of the few regenerative medicine companies offering PMA approved and 510(k) cleared products in addition to our 361 HCT/Ps.

Human Capital Resources

Our success is realized through the engagement and commitment of our people. As of December 31, 2024, we had approximately 869 employees worldwide. In managing our business, we focus on a number of factors with respect to the attraction, development, and retention of our employees, including:

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

Item 1A. Risk factors

An investment in our securities, including our common stock, involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC.

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

We believe physicians will only adopt our products if they determine, based on experience, clinical data and published peer-reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to conventional methods. Physicians also are more interested in using cost-effective products and may practice in settings like Accountable Care Organizations, or ACOs, or Medical Homes, where they face considerable cost-containment pressure. In general, physicians may be slow to change their medical treatment practices and use of our products for many reasons, including but not limited to: their lack of experience using our products; pressure to contain costs; preference for other treatment modalities or our competitors’ products; perceived liability risks generally associated with the use of new products and procedures; limited availability of coverage and/or reimbursement from third-party payers; and the time that must be dedicated to training.

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

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing, investigating, and marketing of medical devices and human tissue products. We are, and may in the future be, subject to product liability claims and lawsuits, including potential class actions or mass tort claims, alleging that our products have resulted or could result in an unsafe condition or injury. Product liability claims may be made by patients and their families, healthcare providers, or others selling our products. Defending a lawsuit, regardless of merit, could be costly, divert management attention, and result in adverse publicity, which could result in the withdrawal of, or reduced acceptance of, our products in the market. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Additionally, regardless of merit or eventual outcome, product liability claims may result in harm to our business reputation, investigations by regulators, significant defense costs, distraction of and substantial monetary awards to patients or other claimants, among other adverse consequences.

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

In addition to ongoing production risks, process deviations or unanticipated effects of approved process changes may result in non-compliance with regulatory requirements including stability requirements or specifications. Most of our products must be stored and transported within a specified temperature range. For example, if environmental conditions deviate from that range, our products’ remaining shelf-lives could be impaired or their safety and efficacy could be adversely affected, making them unsuitable for use. These deviations may go undetected. The occurrence of actual or suspected production and distribution problems can lead to lost inventories, and recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays and result in a loss of our market share and negatively affect our revenues and operations.

Because we depend upon a limited group of suppliers and manufacturers for our products, including Apligraf, Affinity, CYGNUS, Novachor, NuShield and PuraPly Antimicrobial products, we may incur significant product development costs or experience material delivery delays if we lose any significant supplier, which could materially impact sales of our products.

We obtain some of the components for our products from a limited group of suppliers. These suppliers must be able to provide us with these components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed-upon specifications, at acceptable costs, and on a timely basis. Our efforts to maintain a continuity of supply may not be successful. Manufacturing disruptions experienced by our suppliers may jeopardize our supply of these components. Due to the stringent regulations and requirements of the FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A change in suppliers could require significant effort or investment. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material effect on our business, results of operations, and financial condition.

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

We may expand our business through acquisitions, licenses, investments, and other commercial arrangements in other companies or technologies. Such acquisitions or commercial arrangements may entail significant risks.

We periodically evaluate strategic opportunities to acquire companies, divisions, technologies, products, and rights through licenses, distribution agreements, investments, and outright acquisitions to grow our business. Business acquisitions involve the risk of unknown liabilities associated with the acquired business, which could be material. We may not realize the increased revenues, cost savings, and synergies that we anticipate from an acquisition in the near term or at all due to many factors. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could materially and adversely affect our business and we may lose our entire investment or be unable to recover our initial investment, which could include the cost of acquiring licenses or distribution rights, acquiring products, purchasing initial inventory, or investments in early-stage companies. Inability to recover our investment, or any write off of such investment, associated goodwill, or assets, could have a material and adverse effect on our business, results of operations, and financial condition.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business, or we may offer new products and services within existing lines of business. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. External factors, such as regulatory compliance obligations, competitive alternatives, lack of market acceptance, and shifting market preferences, may also affect the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations, and financial condition.

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

We incurred non-cash impairment and write down charges during 2024 which adversely affected our fiscal year 2024 operating results and we may be required to incur additional future impairment and write down charges, which could adversely affect our operating results.

Our long-term assets include property and equipment of $89.1 million and $116.2 million, of which $63.3 million and $60.8 million represents the value of improvements to our leased assets, and of which $21.9 million and $59.1 million represents construction in progress (each as described more fully in Note 8, Property and Equipment, Net, to our audited consolidated financial statements included in this Annual Report on Form 10-K), as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we recorded impairment of property and construction and a write-down of capitalized internal-use software costs in the amounts of $18.8 million and $4.0 million, respectively. We did not recognize any impairment charges with respect to our long-lived assets during the years ended December 31, 2023 and 2022.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the asset is written down to fair value, which is determined based on appraised value. Any such impairment could result in a non-cash charge equal to the full carrying value of the associated assets. Changes in our assumptions with respect to our expected use of our long-lived assets may result in additional impairment and write down charges in the future, which could adversely affect our business, results of operations, and financial condition.

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

As of December 31, 2024, we had state net operating loss carry-forwards of approximately $7.4 million expiring from the year ended December 31, 2027 through 2038. We had state research and development tax credits of approximately $1.1 million, expiring in the year ended December 31, 2038. It is uncertain whether and to what extent applicable federal and state tax laws will limit the deductibility of our operating loss and credit carryforwards, though we are already subject to limitations in net operating loss utilization in certain states.

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

We previously identified a material weakness in our internal control over financial reporting, which has now been remediated. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report our financial results timely and accurately, which could adversely affect investor confidence in the Company, and in turn, our results of operations and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and operate successfully as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) requires that companies evaluate and report on their systems of internal control over financial reporting.

As disclosed in Item 9A of this Annual Report on Form 10-K, we previously identified a material weakness in our internal controls over financial reporting relating to the design and maintenance of effective controls over information technology general controls and proper segregation of duties to support the initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data. We completed our remediation efforts related to the material weakness by, among other things, implementing certain modules in a new company-wide enterprise resource planning (ERP) system to provide additional systematic controls and segregation of duties for our accounting processes; implementing additional controls to mitigate existing risks of proper segregation and change configurations; adding personnel to our accounting and finance team with the requisite accounting and internal controls knowledge and experience to sufficiently enhance our internal controls environment; designing and implementing new information technology general controls to ensure proper segregation of duties in our change management processes; engaging an outside firm to assist management with performing control design and operating effectiveness testing; reporting the results of control testing to the key stakeholders across our organization, including our Audit Committee, on testing progress and defined corrective actions; monitoring and reporting on the results of control remediation; and documenting and structuring the Company’s processes to meet SOX 404(b) requirements.

Although we have remediated this material weakness in our internal controls over financial reporting, any failure to maintain effective internal controls could cause a delay in compliance with our reporting obligations, SEC rules and regulations or Section 404 of the Sarbanes-Oxley Act of 2002, which could subject us to a variety of administrative sanctions, including, but not limited to, SEC enforcement action, ineligibility for short form registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which could adversely affect our business and the trading price of our common stock.

Risks Related to Regulation of Our Products and Other Government Regulations

Our products are subject to the Infrastructure Investment and Jobs Act and corresponding rebate obligations that took effect on January 1, 2023, and we may owe rebates, which could be material, on our Apligraf, Dermagraft, and PuraPly products and possibly other products.

Section 90004 of the Infrastructure Investment and Jobs Act, enacted in November 2021, requires manufacturers to pay a refund to the federal government if more than a certain applicable percentage of their single-use product is not administered to a patient and is discarded ("wasted") by providers. Because there is a lack of consistency and uniformity in wound sizes, it is likely that some skin substitute product is discarded with every treatment. The rebate obligation took effect January 1, 2023. In the calendar year 2024 Medicare Physician Fee Schedule (MPFS) rulemaking, CMS exempted skin substitutes from this refund requirement for calendar quarters in 2025. This exemption is based on a possibility that CMS will, in future rulemaking, stop paying for skin substitutes using the ASP methodology and bundle payment into the payment for the application of the product. It is unclear whether CMS will continue exempting skin substitute products from this refund requirement in subsequent years and what impact any future regulatory actions may have on the ASP reimbursement landscape and our products and/or product candidates.

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

Events that may prevent successful or timely completion of clinical development include:

•
the FDA may require additional clinical trials in connection with the premarket review of product candidates;
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
•
enrollment of clinical trial participants that are not representative of the intended user population;
•
selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•
receipt of negative or inconclusive clinical trial results;
•
occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•
occurrence of serious adverse events in clinical trials of the same class of agents conducted by other sponsors; and
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

As biological products and medical devices, many of the products that we market require regulatory approvals or clearances from the FDA, or from similar regulatory authorities outside of the United States, before they may legally be distributed in commerce. In particular, such products may require FDA approval of BLAs, under Section 351 of the PHSA, Premarket Approval, or PMA, submissions under Section 515 of the Federal Food, Drug, and Cosmetic Act, or FDCA, or may require clearance under Section 510(k) of the FDCA. Although we believe that we have all necessary regulatory approvals or clearances legally required for the products that we currently market, the introduction of new or modified products, or new or modified FDA regulatory rules, may require us to secure new approvals or clearances. Additionally, the FDA may take the position that some of the products that we currently market without premarket approval or clearance in fact require such approval or clearance. The process of obtaining an approved BLA or PMA requires the expenditure of substantial time, effort and financial resources and may take years to complete. Although obtaining clearance under section 510(k) is somewhat less burdensome, it is also associated with significant costs and resource commitments. The fee for filing a BLA, PMA or 510(k) notification, and the annual user fees for any establishment that manufactures biologics or medical devices, as well as product fees applicable to each approved product are substantial.

In May 2024, we announced that our Phase 3 RCT evaluating the safety and efficacy of ReNu, a cryopreserved ASA for the management of symptoms associated with knee OA, achieved its primary endpoint upon the analysis of positive top line data. There are significant costs associated with conducting clinical trials to support approvals that cannot necessarily be estimated with any accuracy until investigational plans have been developed. Moreover, data obtained from clinical activities may show a lack of safety or efficacy or may be inconclusive or susceptible to varying interpretations, any of which could delay, limit or prevent regulatory approval. Failure or delay can occur at any time during the clinical trial process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Even product candidates in later stages of clinical trials may fail to show the required safety profile or meet the efficacy endpoints despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that we will not face similar setbacks. Even with positive clinical trial results, there may be other barriers to approval or clearance, and the FDA may not grant approval or clearance on a timely basis, or at all. Even if the FDA clears or approves our products, the clinical data submitted to the FDA may not be sufficient for payers to cover and/or adequately reimburse our customers for use of our products. Additionally, the FDA may limit the indications for use in an approval or clearance, or place other conditions on an approval, that could restrict the commercial application of the products.

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

In light of the 361 HCT/P Guidance, our labeling and marketing claims for our placental-based membrane products, including our Affinity, NuShield, and Novachor products, clarify that they are intended as protective barriers, and thus meet the homologous use requirement to qualify as Section 361 HCT/Ps. However, the FDA could disagree with our conclusion and require premarket approval or clearance for Affinity, NuShield, or any placental-based sheet product we market, which would disrupt the marketing of these products, potentially expose us to regulatory sanctions, and have a material adverse effect on our business, financial condition and results of operations. Further, we believe it is necessary to obtain FDA approval of a BLA for NuCel and ReNu because those products may be deemed to be more than minimally manipulated, not for homologous use, or otherwise not regulated as Section 361 HCT/Ps. We continue to conduct clinical studies of ReNu to support FDA approval of a BLA for the management of symptoms associated with knee OA and, based on favorable feasibility studies that are subject to further evaluation, we believe ReNu has potential as a treatment for additional OA and tissue regeneration applications. We have discontinued clinical development of NuCel. If we obtain BLA approval for ReNu, compliance with applicable post-market regulatory requirements will involve significant time and substantial costs. Even for those products that remain regulated as Section 361 HCT/Ps, increasing regulatory scrutiny within the industry in which we operate could lead to heightened requirements, compliance with which could be costly. The costs and other resource burdens associated with any of these regulatory outcomes may limit the resources available to us to fully exploit our technologies or may otherwise limit our ability to carry out other business activities.

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

Both before and after a product is commercially released, we have ongoing responsibilities under regulations promulgated by the FDA, the Federal Trade Commission, and similar United States and foreign regulations governing product labeling and advertising, distribution, sale, and marketing of our products.

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

In addition, a number of enforcement actions have been taken against manufacturers that promote products for off-label uses (i.e., uses that are not described in the approved or cleared labeling), including actions alleging that claims submitted to government healthcare programs for reimbursement of products that were promoted for off-label uses are fraudulent in violation of the Federal False Claims Act or other federal and state statutes and that the submission of those claims was caused by off-label promotion. The failure to comply with prohibitions on off-label promotion can result in significant monetary penalties, revocation or suspension of a company’s business license, suspension of sales of certain products, product recalls, civil or criminal sanctions, exclusion from participating in federal healthcare programs, or other enforcement actions. In the United States, allegations of such wrongful conduct could also result in a corporate integrity agreement with the United States government that imposes significant administrative obligations and costs.

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

United States federal and state laws that affect our ability to operate include, but are not limited to:

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

We could be subject to legal exposure if we do not comply with our reporting and payment obligations under Medicare, the Medicaid Drug Rebate Program, or any other governmental pricing programs in which our products or product candidates may participate, including through additional rebate or discount requirements, fines, sanctions, and litigation.

Our products are currently reimbursed by Medicare in physician office settings at a rate of ASP plus 6%. Beginning in April 2013, the Budget Control Act of 2011 created an automatic reduction of Medicare payments to providers of up to 2%. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 through June 30, 2022. The 2% reduction was then reinstated and has been in effect since July 1, 2022, and will remain in effect through the first eight months in which the fiscal year 2032 sequestration order is in effect, unless additional Congressional action is taken. Sequestration applies to the government’s payment portion, which is 80% of the total payment amount. Additionally, in future years, it is possible that an up-to 4% Medicare sequestration could be ordered under Statutory Pay-As-You-GO Act of 2010 (PAYGO), which requires deficit neutrality in most laws passed by Congress. Until January 2022, we were not required to report ASP for all our skin substitute products that are paid separately as biologics because they are regulated as medical devices by the FDA, although we chose to report ASP for some of our products. However, starting with the reporting deadline for the first quarter of 2022, we have been required, and have submitted, ASP reports for all our skin substitute products that are paid separately as biologics as a result of provisions included in the Consolidated Appropriations Act of 2020. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the federal False Claims Act and other laws and regulations. Any required refunds to the United States government or response to a government investigation or enforcement action would be expensive and time consuming and could have an adverse effect on our business, results of operations and financial condition.

We face significant uncertainty in the industry due to government healthcare reform and other legislative action.

There have been and continue to be laws enacted by the federal government, state governments, regulators, and third-party payers to control healthcare costs, and generally, to reform the healthcare system in the United States. For example, the Affordable

Care Act of 2010 (ACA) and the Medicare Access and CHIP Reauthorization Act of 2015 substantially changed the way healthcare is delivered and financed by both governmental and private insurers. These changes included the creation of demonstration programs and other value-based purchasing initiatives that provide financial incentives for physicians and hospitals to reduce costs, including incentives for furnishing low-cost therapies for chronic wounds even if those therapies may be less effective than our products. Since its enactment, there have been several efforts to modify or repeal all or part of ACA. Additionally, tax reform legislation was passed that includes provisions that impact healthcare insurance coverage and payment such as the elimination of the tax penalty for individuals who do not maintain health insurance coverage (the so-called "individual mandate"). On June 17, 2021, the United States Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the law. It is unclear how any future litigation and other healthcare reform efforts may impact the ACA.

Additionally, on August 16, 2022, Congress passed the Inflation Reduction Act (IRA), which implements substantial changes to the Medicare program, including drug pricing reforms. Among other reforms, the IRA imposes inflation rebates on drug manufacturers for certain products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation, and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. CMS has continued to take steps to implement the IRA, including: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025, with maximum prices to be effective starting in 2027.

The results of the 2024 Presidential and Congressional elections, and potential subsequent developments, further increase the uncertainty related to the healthcare regulatory environment. In addition, on June 28, 2024, the United States Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third-party payers.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of CMS and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our sales into foreign markets expose us to risks associated with international sales and operations.

We are currently selling into foreign markets and plan to expand such sales. Managing a global organization is difficult, time-consuming, and expensive. Conducting international operations subjects us to risks that could be different from those faced by us in the United States. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive United States and foreign governmental trade, import and export and customs regulations and laws, including but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute, or otherwise transfer our products or technology to prohibited countries or persons.

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

We could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The United States Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act of 2010, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. There is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. If we are found to be liable for FCPA or other violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, including contract cancellations or debarment, and loss of reputation, any of which could have a material adverse impact on our business, financial condition, and results of operations.

Risks Related to Reimbursement for our Products

Coverage policies and reimbursement rates for our products by government and private insurance are subject to change.

The commercial success of any product for which we have obtained regulatory approval, or for which we may obtain regulatory approval in the future, will depend substantially on the extent to which the costs of our product or product candidates are or will be paid by third-party payers, including government health care programs and private health insurers. There is a significant trend in the health care industry by public and private payers to seek to contain or reduce their costs, including by taking the following steps, among others: decreasing the portion of costs payers will cover, ceasing to provide full payment for certain products depending on outcomes, and/or not covering certain products at all. If payers implement any of the foregoing with respect to our products, it would have an adverse impact on our revenue and results of operations.

Our success will depend in part on whether and to what extent coverage and adequate reimbursement will be available from government health administration authorities, private health insurers, and other third-party payers. Third-party coverage and reimbursement may not be available to enable us to maintain price levels sufficient to cover our costs, including research, development, manufacture, sale and distribution. For example, currently most private payers provide limited coverage for our PuraPly AM, PuraPly, Novachor, and NuShield products and, as a result, there may be limited use of these products for patients covered by private payers.

The continuing efforts of government agencies, private health plans, and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the availability of our products due to restricted coverage;
•
the ability of our customers to pay for our products;
•
our ability to maintain pricing so as to generate revenues or achieve or maintain profitability; and
•
our ability to access capital.

The implementation of cost containment measures or other healthcare reforms may have an adverse effect on our business operations. For example, the ACA, enacted in 2010, contains provisions for Medicare demonstration programs that create financial incentives to treat patients with chronic wounds conservatively and could result in decreased utilization of our products. Furthermore, CMS has historically maintained a policy in the Medicare hospital outpatient setting that bundles the administration and product costs associated with graft skin substitutes, which similarly creates incentives that may result in decreased utilization of our products in the outpatient hospital setting. On November 7, 2024, CMS rejected a recommendation by the Advisory Panel on Hospital Outpatient Payment that CMS end this bundling policy. Accordingly, even if coverage and reimbursement are provided, market acceptance of our products has been and will be adversely affected if access to coverage and/or use of our products is administratively burdensome to obtain and/or more costly than alternative treatments. In addition, CMS in recent years has considered potential payment reform for skin substitute products in the Medicare physician office setting under the Physician Fee Schedule. Future changes to Medicare reimbursement for skin substitutes in this setting also could affect utilization of our skin substitute products.

Possible reductions in, or eliminations of, coverage or reimbursement by third-party payers, or the denial of, or provision of uneconomical reimbursement for new products, as a result of changes in coverage and reimbursement, may affect our customers’ revenue and ability to purchase our products or product candidates. Any changes in the healthcare regulatory, payment, or enforcement landscape relative to our customers’ healthcare services also have the potential to significantly affect our operations and revenue.

In addition, Medicare uses regional contractors called MACs, to process claims, develop coverage policies and make payments within designated geographic jurisdictions. On April 25, 2024, seven Medicare Part A/B MACs published new proposed LCDs for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population. These LCDs were finalized by the MACs on November 14, 2024, and were originally set to become effective on February 12, 2025. However, on January 24, 2025, the MACs announced a delay in the implementation of the LCDs until April 13, 2025. Under the new LCDs finalized in November 2024, should they take effect as scheduled, eighteen products would remain covered, including our Apligraf and Dermagraft products for DFU and VLU, and our Affinity and NuShield products for DFU; however, more than 200 products would be classified as “non-covered,” including our PuraPly, PuraPly AM, PuraPly XT, Novachor, TransCyte, Dual and Matrix products for DFU and VLU. The LCDs as finalized apply only to DFU and VLU indications for skin substitute products; other indications would remain subject to case-by-case review of medical necessity by the MACs if the LCDs take effect. It is uncertain if there will be further delays in implementing the new LCDs and/or if the new LCDs will be revised or rescinded going forward. If implemented, the LCDs could materially impact utilization of these products, our business, and our revenue. Any future changes or other developments related to these or other LCDs also could affect utilization of our products, our business, and our revenue.

While we cannot predict the outcome of current or future legislation or regulation, we anticipate, particularly given the recent focus on healthcare reform legislation and regulatory actions, that governmental authorities will continue to introduce initiatives directed at lowering the total cost of healthcare and restricting coverage and reimbursement for our products. If we are not successful in obtaining adequate reimbursement for our products from third-party payers, the market’s acceptance of our products could be adversely affected. Inadequate reimbursement levels also likely would create downward price pressure on our products. Even if we do succeed in obtaining widespread reimbursement for our products, future changes in reimbursement policies could have a negative impact on our business, financial condition and results of operations.

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

Periodic maintenance fees, renewal fees, annuity fees, and other fees on patents and patent applications will be due to be paid to the United States Patent and Trademark Office and similar foreign agencies in several stages over the lifetime of the patents and patent applications. We rely on our outside counsel to pay these fees due to foreign patent agencies. The United States Patent and Trademark Office and various foreign patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent application process. We employ law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market, which could have a material adverse effect on our business, results of operations, and financial condition.

Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Success in the biopharmaceutical industry is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve both technological and legal complexity, and therefore obtaining and enforcing pharmaceutical patents is costly, time-consuming, and inherently uncertain.

Recent patent reform legislation could increase the uncertainties and costs of prosecuting patent applications and enforcing and defending patents. Enacted in 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, made significant changes to United States patent law, including provisions that affect the prosecution of patent applications and also affect patent litigation. The United States Patent and Trademark Office developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, including the first to file provisions, only became effective in March 2013. The full impact of the Leahy-Smith Act on our business is not yet clear, but it could result in increased costs and more limited patent protection, either of which could adversely affect our business, results of operations, and financial condition.

Moreover, recent United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty regarding the value of any patents we do obtain. Depending on decisions by the United States Congress, the federal courts, and the United States Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce any current or future patents that we may own or license.

Risks Related to Our Series A Preferred Stock

A significant number of shares of our Class A common stock may be issued and sold upon the conversion of the Company’s Series A Convertible Preferred Stock. Such issuances would reduce the relative voting power of holders of our Class A common stock, dilute the ownership of such holders, and may adversely affect the market price of our Class A common stock.

As of the closing of our Series A Convertible Preferred Stock offering in November 2024, there were approximately 34,285,653 shares of Class A common stock issuable upon conversion of outstanding Convertible Preferred Stock, subject to applicable limitations under Nasdaq rules prior to stockholder approval. Holders of Convertible Preferred Stock are entitled to a regular dividend at the rate of 8.0% per annum, subject to adjustment and payable quarterly in cash or in-kind through an increase in the liquidation preference of each share of Convertible Preferred Stock. In addition, no dividend or other distribution on the Class A common stock will be declared or paid on the Class A common stock unless, at the time of such declaration and payment, an equivalent dividend or distribution is declared and paid on the Convertible Preferred Stock.

Under various circumstances defined in the Certificate of Designation, shares of our Convertible Preferred Stock can be converted into shares of our Class A common stock. The number of shares of Class A common stock into which Convertible Preferred Stock may convert or be redeemed is based in part on the liquidation preference for the Convertible Preferred Stock, so any increase in the liquidation preference may lead to an increase in the number of deemed shares of Class A common stock held by the Investors on an “as-converted” basis.

As holders of our Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our Class A common stock, on all matters submitted to a vote of the holders of our Class A common stock, the issuance of the Convertible Preferred Stock to the Investors, and any subsequent increase in the liquidation preference of those shares by a payment-in-kind of the dividends payable thereon, effectively reduces the relative voting power of the holders of our Class A common stock.

Any conversion of the Convertible Preferred Stock into shares of our Class A common stock would dilute the ownership interest of existing holders of our Class A common stock, and any sale in the public market of shares of our Class A common stock issued upon such conversion or redemption could adversely affect the market prices of our Class A common stock. We granted the Investors customary registration rights in respect of their shares of Convertible Preferred Stock and any share of our Class A common stock issued upon any conversion thereof. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our Class A common stock available for public trading. Sales by the Investors of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the trading price of our Class A common stock.

The Investors may exercise influence over us, including through their ability to designate, and the ability of the holders of Convertible Preferred Stock to elect, a member of our board of directors.

As of December 31, 2024, the outstanding shares of our Convertible Preferred Stock represented approximately 28% of our outstanding Class A common stock, on an as-converted basis and without giving effect to limitations under applicable Nasdaq rules prior to stockholder approval. In addition, the terms of the Convertible Preferred Stock grant the Investors consent rights with respect to certain actions by us, including:

•
any amendment, modification, repeal or waiver of any provision of our Certificate of Incorporation, as amended, bylaws or of the Certificate of Designation that would amend, modify or otherwise fail to give effect to the rights of the Preferred Stockholders pursuant to the Certificate of Designation;
•
any increase or decrease in the number of authorized shares of Convertible Preferred Stock, except as permitted in the Certificate of Designation;

•
the creation of any new class or series of equity securities (including any additional class or series of preferred stock or any debt that is convertible into equity securities of the company or equity-linked securities) that would be senior or pari passu to the Convertible Preferred Stock in respect of liquidation preference or dividend rights or that would provide any unique governance rights to holders of such securities that are not existing rights of the holders of Class A common stock;
•
the declaration or payment of any dividend to holders of Class A common stock;
•
any increase to the size of the Board above 12 directors prior to our 2025 annual meeting and 11 directors after such meeting;
•
incurrence by us (including our subsidiaries) of aggregate indebtedness in one or a series of transactions that would result in a consolidated total net leverage ratio (as defined in the Certificate of Designation) in excess of 3.5 to 1; or
•
the entry into, or amendment or waiver of, any agreement by us (including our subsidiaries) that would prevent or delay us from complying, or impair our ability to comply, with our obligations to make the Cash-in-Lieu Payments.

As a result, the Investors have the ability to influence the outcome of certain matters affecting our governance and capitalization. The Investors are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other shareholders. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

In addition, the terms of the Certificate of Designation grant the Investors certain rights to designate a director to serve on our board of directors, which director is elected by a separate class vote of the holders of shares of the Convertible Preferred Stock. For so long as the Investors hold outstanding shares of Convertible Preferred Stock convertible into shares of Class A common stock representing at least 5.0% of the Company’s then-outstanding shares of Class A common stock, the Investors shall have the right to designate one director for election to our board of directors. Additionally at all times the Investors hold any outstanding shares of Convertible Preferred Stock, the Investors have a right to appoint one board observer.

The director designated by the Investors is entitled to serve on committees of our board of directors, subject to applicable law and stock exchange rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by the Investors may differ from the interests of our security holders as a whole or of our other directors.

Our Convertible Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our Class A common stock, which could adversely affect our liquidity and financial condition, and may result in the interests of the Investors differing from holders of our Class A common stock.

The holders of Convertible Preferred Stock have the right under the Certificate of Designation to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of (a) the liquidation preference of their preferred shares plus all accrued and unpaid dividends or (b) the amount that such holders would have been entitled to receive upon our liquidation, dissolution, and winding up if all outstanding shares of Convertible Preferred Stock had been converted into shares of our Class A common stock immediately prior to such liquidation, dissolution, or winding up. The Convertible Preferred Stock initially had a liquidation preference of $1,000 per share; provided that the liquidation preference upon a change of control on or before November 12, 2026, will be increased to be no less than $1,500 per share. In addition, regular dividends on the Convertible Preferred Stock accrue and are cumulative at the rate of 8% per annum, subject to adjustment and payable quarterly. The dividend on each share of Convertible Preferred Stock is to be paid in cash or in-kind through an increase in the liquidation preference of such share.

As described herein, the Convertible Preferred Stock is convertible into shares of Class A common stock at any time at the option of the Preferred Stockholders. However, until we receive stockholder approval (Requisite Stockholder Approval), as contemplated by Nasdaq listing rules, with respect to the issuance of shares of Class A common stock upon conversion of the Convertible Preferred Stock in excess of the limitations imposed by such rules, the Preferred Stockholders cannot convert the Convertible Preferred Stock into a number of shares of Class A common stock in excess of 26,502,042 shares, which represents 19.99% of the outstanding shares of Class A common stock at the time of signing the subscription agreement, or to the extent such conversion will result in a Preferred Stockholder beneficially owning greater than 19.99% of our then-outstanding shares (Ownership Limitations). If, prior to receipt of the Requisite Stockholder Approval, a Preferred Stockholder elects to convert any Convertible Preferred Stock that would result in the issuance, when aggregated with the number of shares previously issued upon conversion of the

Convertible Preferred Stock, of more than 19.99% of the outstanding shares of Class A common stock at the time of signing the subscription agreement, then the Company will, in lieu of issuing shares of Class A common stock, pay the Preferred Stockholder a cash amount equal to the product of the number of shares of Class A common stock that could not be issued due to such limitation and the 10-day trailing volume weighted average price of the Class A common stock as of the trading day immediately prior to the conversion date (Cash-in-Lieu Payments), which Cash-in-Lieu Payments shall be paid no later than November 5, 2026, together with accrued interest of 10% per annum, to the extent an earlier cash payment is prohibited pursuant to the terms of the 2021 Credit Agreement as amended by the 2024 Amendment.

These dividend and Cash-in-Lieu Payment obligations could adversely affect our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Convertible Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the Investors and holders of shares of our Class A common stock.

Risks Related to Our Class A Common Stock

The Significant Stockholder Group exercises significant control over us, and their interests may conflict with yours in the future.

Alan A. Ades, Albert Erani, Glenn H. Nussdorf, Dennis Erani, Starr Wisdom, Josette Ades, and certain of their respective affiliates, including Organo PFG LLC, Organo Investors LLC, Dennis Erani 2012 Issue Trust, Alan Ades as Trustee of the Alan Ades 2014 GRAT, Albert Erani Family Trust dated 12/29/2012, GN 2016 Family Trust u/a/d August 12, 2016, GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016 and RED Holdings, LLC, who we refer to collectively as the Significant Stockholder Group, control a significant amount of the voting power of the outstanding Class A common stock. As of February 24, 2025, the Significant Stockholder Group collectively beneficially owns approximately 40% of the Company’s Class A common stock. As a result of this voting control, the Significant Stockholder Group collectively can effectively determine the outcome of all matters requiring stockholder approval, including, but not limited to, the election and removal of the Company’s directors (including the right to designate four of our directors pursuant to the terms of an agreement between the Company and the Significant Stockholder Group), as well as other matters of corporate or management policy (such as potential mergers or acquisitions, payment of dividends, asset sales, and amendments to the Company’s certificate of incorporation and bylaws). This concentration of ownership may delay or deter possible changes in control and limit the liquidity of the trading market for the Company’s Class A common stock, which may reduce the value of an investment in its Class A common stock. This voting control could also deprive stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a potential sale of the Company. So long as the Significant Stockholder Group and their affiliates continue to own a significant amount of the Company’s combined voting power, they may continue to be able to strongly influence or effectively control its decisions. The interests of the Significant Stockholder Group and their affiliates may not coincide with the interests of other holders of the Company Class A common stock.

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

The Company’s certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the Board of Directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for the Company’s securities.

General Risk Factors

We have previously been, and may in the future be, subject to securities class action litigation or other litigation that could cause us to incur significant legal expenses, divert management’s attention, and result in harm to our business.

We may be exposed to potential liabilities and reputational risk associated with securities class action litigation. We have previously been the subject of a securities class action lawsuit, and, though that lawsuit was ultimately dismissed with prejudice, we may be subject to future lawsuits, including class action or securities derivative lawsuits as well as incur additional legal fees and may face negative impacts to our stock price and reputation. In addition, we may be obligated to indemnify and advance expenses to certain individuals involved in certain of these proceedings.

Any adverse judgment in or settlement of any future litigation could result in significant payments, fines and penalties that could have a material adverse effect on our business, results of operations, financial condition and reputation. Such payments, damages or settlement costs, if any, related to these matters could be in excess of our insurance coverage. The amount of time that is required to resolve these lawsuits is unpredictable and any litigation or claims against us, even those without merit, may cause us to incur substantial costs, divert management’s attention from the day-to-day operation of our business, and materially harm our reputation.

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

Moreover, there has been recent turmoil in the global banking system over the past few years. On March 10, 2023, Silicon Valley Bank (SVB), was closed, followed on March 11, 2023 and May 1, 2023, by Signature Bank and First Republic Bank, respectively, and the FDIC was appointed as receiver for those banks. SVB is one of our lenders at which we maintained deposit and money market accounts prior to its closure and have since transferred all of our deposits previously held with the bank to other banking institutions, with the exception of $2.3 million which we maintain in one operating account at SVB. There have been reports of instability at other banks across the globe including Credit Suisse, which was acquired by UBS. Despite the steps taken to date by United States agencies to protect depositors and our current belief that we do not have exposure to loss as a result of SVB’s receivership, the follow-on effects of the events surrounding the SVB, Signature Bank and First Republic Bank failures and pressure on other banks are unknown and could include failures of other financial institutions or significant disruptions to our operations, financial position, and reputation. A severe or prolonged economic downturn, such as the global financial crisis of 2007-2008, could result in a variety of risks to our business, including a decrease in the demand for our products and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. We cannot anticipate all the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

In addition, the Company may be subject to audits of the Company’s income, sales and other taxes by United States federal, state, local and non-United States taxing authorities. Outcomes from these audits could have an adverse effect on the Company’s financial condition and results of operations.

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
•
changes in interest or exchange rates;
•
impairment of long-lived assets;
•
macroeconomic conditions, both nationally and locally, including changes in regulatory coverage and pricing of our products;
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

Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.

Changes in United States or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business or may conduct our business in the future could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in United States or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The United States government has recently imposed, or is currently considering imposing, tariffs on certain trade partners, including China, Mexico, and Canada. Tariffs, economic sanctions and other changes in United States trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain United States goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the United States economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of developing, implementing, and maintaining measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data and to address potential cybersecurity incidents that may materially affect our business.

Our information security team manages and enhances our cybersecurity infrastructure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. We utilize cybersecurity tools, including the NIST Cybersecurity Framework, in assessing the threat landscape and continuously monitoring our environment.

We face a number of cybersecurity risks in connection with our business. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. However, such risks and threats have not materially affected our business strategy, results of operations, or financial condition to date.

Third-party service providers and consultants

Cybersecurity partners are a key part of our cybersecurity infrastructure. We partner with cybersecurity companies and leverage their technology and expertise to better protect the Company. From time to time, we engage certain vendors to monitor our environment, which includes an outsourced security operations center. We may also from time to time engage partners for periodic penetration testing and vulnerability assessments. Our third-party service providers, suppliers, and vendors face their own risks from cybersecurity threats that could potentially impact Organogenesis. We are developing and implementing processes for overseeing and managing these risks and are committed to maintaining robust governance and oversight of these risks. Those processes include assessing the third parties’ cybersecurity practices and where applicable, requiring the third parties to implement appropriate cybersecurity controls and otherwise agree to contractual requirements designed to address cybersecurity risks in our agreements with them including conducting ongoing monitoring of their compliance with those requirements.

We have also identified the potential for cybersecurity risks stemming from the use of artificial intelligence (AI) tools developed by third parties. We have implemented policies and training programs to govern the use of AI by our employees. Additionally, the Company’s Audit Committee regularly reviews our uses of AI as part of its ongoing risk oversight responsibility.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located on our four-building campus in Canton, Massachusetts, comprising approximately 300,000 square feet of leased and purchased space devoted to manufacturing, shipping, operations, and research and development. Three of the buildings are leased. The leases were initially set to expire on December 31, 2022, and were subsequently extended to December 31, 2027 when we exercised an option to renew these leases for an additional five-year term in December 2021. We lease the buildings in Canton from entities that are controlled by Alan A. Ades, Albert Erani, Dennis Erani and Glenn H. Nussdorf, who are also our stockholders. In addition, Messrs. Ades, Erani and Nussdorf are members of the Significant Stockholder Group, which has the right to designate four members of our Board of Directors.

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

In November 2024, we entered into a lease for a facility in Smithfield, Rhode Island, comprising approximately 122,000 square feet of manufacturing and office space. The lease of the office space commenced at the time of the lease signing, and we expect lease commencement of the manufacturing space in 2027, upon completion of the build out of the space for commercial manufacturing purposes. The initial term of the lease expires in May 2041, with two ten-year renewal options. We have a one-time right of first offer to purchase the Smithfield Facility and have a right to terminate the lease for a payment to the landlord of $1.3 million, if we have not secured certain anticipated state and local tax incentives by March 31, 2025.

We lease smaller facilities in Alabama, California, Florida, and Massachusetts, for manufacturing, warehouse, office, and laboratory space, under agreements with varying expiration dates through 2031.

ITEM 3. LEGAL PROCEEDINGS

On January 22, 2025, the Company was served with a complaint captioned United States of America, State of Texas, ex rel. John Doe vs. Organogenesis Holdings, Inc., which was filed in the United States District Court for the Southern District of Texas. The complaint is being brought by an employee the Company terminated. The United States and the State of Texas each declined to intervene in the case in September 2024. The complaint alleges claims pursuant to the United States False Claims Act and the Texas State Medicaid Fraud Prevention Act, seeking unquantified damages as well as fines, attorneys’ fees and other costs. The Company believes the claims are without merit and intends to vigorously contest them.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the Nasdaq Capital Market under the symbol "ORGO". As of February 24, 2025, a total of 126,828,092 shares of our Class A common stock were outstanding and we had 585 holders of record of our Class A common stock. This number does not include stockholders for whom shares are held in "nominee" or "street" name.

Dividend policy

We have never declared or paid any cash dividends on our Class A common stock. We currently intend to retain all available funds and future earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our Class A common stock in the foreseeable future. In addition, the terms of our 2021 Credit Agreement, as amended by the 2024 Amendment, as well as the terms of our Convertible Preferred Stock, restrict our ability to pay cash dividends on our capital stock without the bank’s consent.

Stock Performance Graph(1)

The following graph shows a comparison from December 31, 2019 through December 31, 2024 of cumulative total return on assumed investments of $100.00 in cash in each of our Class A common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF FIVE YEARS CUMULATIVE TOTAL RETURN

Among Organogenesis Holdings Inc., the NASDAQ Composite Index,

and the NASDAQ Biotechnology Index

Organogenesis Holdings Inc. (ORGO)
Nasdaq Composite (IXIC)
Nasdaq Biotechnology (NBI)
$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024

(1)
This performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Organogenesis Holdings Inc. under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of Class A common stock we made during the three months ended December 31, 2024. As previously disclosed, in connection with our November 2024 offering of Convertible Preferred Stock, approximately $25.5 million of the net proceeds were used to fund the repurchase of an aggregate of 7,921,731 shares of Class A common stock from certain existing stockholders of the Company, including certain of its directors and their affiliates that are members of the Significant Stockholders Group.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2024	—	$--	—	—
November 1, 2024	7,921,731[1]	$ 3.2163[2]	—	—
December 1, 2024	—	$--	—	—
Total	7,921,731	N/A	—	—

1. 7,421,731 shares of Class A common stock were repurchased from certain existing stockholders of the Company, including certain of its directors and their affiliates, at a price per share equal to $3.1597, which represents the 10-day trailing volume weighted average price of the Common Stock as of market close on November 11, 2024, pursuant to stock repurchase agreements entered into on November 12, 2024 between the Company and the stockholders. 500,000 shares of Class A common stock were repurchased from an affiliate of a director of the Company at a price per share equal to $4.057, which represents the 10-day trailing volume weighted average price of the Common Stock as of market close on November 26, 2024, pursuant to a stock repurchase agreement entered into on November 27, 2024 between the Company and the stockholder.

2. Represents a weighted average purchase price.

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

Overview

Organogenesis is a leading regenerative medicine and tissue innovations company focused on empowering healing through the development, manufacturing, and sale of products for the advanced wound care, and surgical and sports medicine markets. Our products have been shown through clinical and scientific studies to support and in some cases accelerate tissue healing and improve patient outcomes. We are advancing the standard of care in each phase of the healing process through multiple breakthroughs in tissue engineering and cell therapy. Our solutions address large and growing markets driven by aging demographics and increases in comorbidities such as diabetes, obesity, cardiovascular and peripheral vascular disease. We offer our differentiated products and in-house customer support to a wide range of health care customers including hospitals, wound care centers, government facilities, ASCs and physician offices. Our mission is to provide an integrated portfolio of healing and tissue solutions that improve lives while lowering the overall cost of health care.

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

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our Advanced Wound Care products include Apligraf for the treatment of VLUs and DFUs; Dermagraft for the treatment of DFUs (manufacturing and distribution currently suspended pending transition to a new manufacturing facility or engagement of a third-party manufacturer); PuraPly AM and PuraPly XT as antimicrobial barriers and native, cross-linked ECM scaffold for a broad variety of wound types; CYGNUS Dual as a dual-layered amniotic membrane that promotes an optimal environment for wound healing; and VIA Matrix, Affinity, Novachor, and NuShield placental allografts to address a variety of wound sizes and types as a protective barrier and extracellular matrix scaffold. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

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

Dermagraft

As previously disclosed, manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022. We currently plan to transition our Dermagraft manufacturing to our newly-leased biomanufacturing facility in Smithfield, Rhode Island, which we expect will begin in 2027, and will result in substantial long-term cost savings. If there are significant delays in the build out of the Smithfield Facility or in approval of the facility for manufacturing of Dermagraft, it could have an adverse effect on our consolidated net revenue and results of operations.

Local Coverage Determinations

On April 25, 2024, seven Medicare Part A/B MACs published new proposed LCDs for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population. These LCDs were finalized by the MACs on November 14, 2024, and were originally set to become effective on February 12, 2025. However, on January 24, 2025, the MACs announced a delay in the implementation of the LCDs until April 13, 2025. Under the new LCDs finalized in November 2024, should they take effect as scheduled, eighteen products would remain covered, including our Apligraf and Dermagraft products for DFU and VLU, and our Affinity and NuShield products for DFU; however, more than 200 products would be classified as “non-covered,” including our PuraPly, PuraPly AM, PuraPly XT, Novachor, TransCyte, Dual and Matrix products for DFU and VLU. The LCDs as finalized apply only to DFU and VLU indications for skin substitute products; other indications would remain subject to case-by-case review of medical necessity by the MACs if the LCDs take effect. It is uncertain if there will be further delays in implementing the new LCDs and/or if the new LCDs will be revised or rescinded going forward. If implemented, the LCDs could materially impact utilization of these products, our business, and our revenue. Any future changes or other developments related to these or other LCDs also could affect utilization of our products, our business, and our revenue.

License And Manufacturing Agreement

We have a trademark license and manufacturing agreement with Vivex for Dual, Matrix, and VIA. We paid an upfront licensing fee to Vivex to sell Dual and Matrix, and also agreed to pay a fixed milestone payment for Dual in the event that its average sales price (ASP) is published by certain government agencies for a specified period of time, which we remitted in December 2024. Additionally, we are required to pay a low double-digit royalty on the Net Sales of Dual and VIA, and a high single-digit royalty on the Net Sales of Matrix, respectively, during the royalty term, as defined in the Vivex Agreement. The royalty term is commensurate with the initial term of the contract and will continue for each subsequent renewal period. The initial term of the agreement expires on December 31, 2026 and can be renewed for up to five additional one-year terms.

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

We define EBITDA as net income (loss) before depreciation and amortization, interest expense and income taxes. We define Adjusted EBITDA as EBITDA, further adjusted for the impact of certain items that we do not consider indicative of our core operating performance. These items include non-cash equity compensation, restructuring charges, write-off of the capitalized costs related to certain unfinished construction work and other long-term assets, fees paid in connection with settlement of previously disputed GPO fees, the cancellation fee for terminating certain agreements or pausing a certain construction project, legal and consulting fees associated with, as well as compensation expense related to retention for certain sales employees impacted by the published and subsequently withdrawn LCDs, impairment charges of a purchased building and associated unfinished construction work, and the write-down of costs previously capitalized in the development of internal-use software, that the Company determined have no future value. We have presented Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.

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
•
Adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges and gains (such as restructuring and impairment charges) have recurred and may recur; and
•
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs, and physician offices. We primarily sell our Surgical & Sports Medicine products through third-party agencies. As of December 31, 2024, we had 256 direct sales representatives and approximately 160 independent agencies.

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

Other expense, net

Other expense, net comprises primarily interest expense on our indebtedness that was outstanding until November 2024, including amortization of debt discount and debt issuance costs, net of interest income recognized.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. We believe that our net U.S. deferred tax assets did not require a valuation allowance as of December 31, 2024.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Year Ended December 31,
	2024	2023	2022
Net revenue	$482,043	$433,140	$450,893
Cost of goods sold	115,741	106,481	105,019
Gross profit	366,302	326,659	345,874
Operating expenses:
Selling, general and administrative	294,513	269,754	283,808
Research and development	50,271	44,380	39,762
Impairment of property and construction	18,842	—	—
Write down of capitalized internal-use software costs	3,959	—	—
Total operating expenses	367,585	314,134	323,570
Income (loss) from operations	(1,283)	12,525	22,304
Other expense, net:
Interest expense, net	(1,544)	(2,190)	(2,009)
Other income (expense), net	20	57	(13)
Total other expense, net	(1,524)	(2,133)	(2,022)
Net income (loss) before income taxes	(2,807)	10,392	20,282
Income tax (expense) benefit	3,668	(5,447)	(4,750)
Net income and comprehensive income	861	4,945	15,532

EBITDA and Adjusted EBITDA

The following table presents a reconciliation of GAAP net income to non-GAAP EBITDA and non-GAAP Adjusted EBITDA, for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net income	$861	$4,945	$15,532
Interest expense, net	1,544	2,190	2,009
Income tax expense (benefit)	(3,668)	5,447	4,750
Depreciation and amortization	13,623	10,448	5,845
Amortization of intangible assets	3,403	4,918	4,883
EBITDA	15,763	27,948	33,019
Stock-based compensation expense	10,578	8,996	6,552
Restructuring charge (1)	—	3,796	2,268
Write-off of certain assets (2)	—	—	4,200
Settlement fee (3)	—	—	2,600
Facility construction project pause (4)	—	—	632
Legal and consulting fees (5)	—	1,182	—
Sales retention (6)	—	694	—
Impairment of property and construction (7)	18,842	—	—
Write-down of capitalized software costs (8)	3,959	—	—
Disposal of construction in progress (9)	645
Adjusted EBITDA	$49,787	$42,616	$49,271

(1)
Amounts reflect employee retention and benefits as well as other exit costs associated with our restructuring activities. See Note 11, Restructuring, to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(2)
Amount reflects the disposal of certain equipment related to construction in progress at one of our Canton, Massachusetts facilities. See Note 8, Property and Equipment, Net, to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(3)
Amounts reflect the fee we paid to a GPO to settle previously disputed GPO fees. See Note 2, Significant Accounting Policies to our audited consolidated financial statements included in this Annual Report on Form 10-K.

(4)
Amount reflects the cancellation fees incurred in connection with the Company’s decision to pause one of its manufacturing facility construction projects. See Note 8, Property and Equipment, Net, to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(5)
Amount reflects the legal and consulting fees incurred related to the published and subsequently withdrawn 2023 LCDs. See Local Coverage Determinations above.
(6)
Amount reflects the compensation expenses related to retention for those sales employees impacted by the published and subsequently withdrawn 2023 LCDs. See Local Coverage Determinations above.
(7)
Amount reflects the impairment of a purchased building and associated unfinished construction work. See Note 8, Property and Equipment, Net to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(8)
Amount reflects the write-down of costs previously capitalized as construction in progress in the development of internal-use software, that the Company determined have no future value. See Note 8, Property and Equipment, Net to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(9)
Amount reflects construction in progress terminated and disposed of at one of our Canton, Massachusetts facilities, resulting from the Company’s decision to move certain operations to the Smithfield Facility.

Comparison of the Years Ended December 31, 2024, 2023, and 2022

Revenue

	Years Ended December 31,			Change
	2024	2023	2022	2024 to 2023		2023 to 2022
	(in thousands, except for percentages)
Advanced Wound Care	$453,639	$405,514	$422,231	$48,125	12%	$(16,717)	(4%)
Surgical & Sports Medicine	28,404	27,626	28,662	778	3%	(1,036)	(4%)
Net revenue	$482,043	$433,140	$450,893	$48,903	11%	$(17,753)	(4%)

For the year ended December 31, 2024, net revenue from our Advanced Wound Care products increased by $48.1 million, or 12%, as compared to the year ended December 31, 2023. The increase in Advanced Wound Care net revenue was primarily attributable to an increase in sales of certain products for new and existing customers.

For the year ended December 31, 2024, net revenue from our Surgical & Sports Medicine products increased by $0.8 million, or 3%, as compared to the year ended December 31, 2023. The increase in Surgical & Sports Medicine net revenue was primarily due to growth in new customers and product mix.

For the year ended December 31, 2023, net revenue from our Advanced Wound Care products decreased by $16.7 million, or 4%, as compared to the year ended December 31, 2022. The decrease in Advanced Wound Care net revenue was primarily attributable to a decrease in sales of certain of our products due to changes in customer buying patterns as well as the impact of the 2023 withdrawn LCDs on sales of certain of our products, partially offset by an increase in sales of certain of our products to our existing and new customers.

For the year ended December 31, 2023, net revenue from our Surgical & Sports Medicine products decreased by $1.0 million, or 4%, as compared to the year ended December 31, 2022. The decrease in Surgical & Sports Medicine net revenue was primarily due to a shift in distributor focus.

Cost of Goods Sold and Gross Profit

	Years Ended December 31,			Change
	2024	2023	2022	2024 to 2023		2023 to 2022
	(in thousands, except for percentages)
Cost of goods sold	$115,741	$106,481	$105,019	$9,260	9%	$1,462	1%
Gross profit	$366,302	$326,659	$345,874	$39,643	12%	$(19,215)	(6%)

For the year ended December 31, 2024, cost of goods sold increased by $9.3 million, or 9%, as compared to the year ended December 31, 2023. The increase in cost of goods sold was primarily driven by an increase in volume along with product mix, as well as the construction in progress terminated and disposed of at one of our Canton, Massachusetts facilities, resulting from the Company’s decision to move certain operations to the Smithfield Facility.

For the year ended December 31, 2024, gross profit increased by $39.6 million, or 12%, as compared to the year ended December 31, 2023. The increase in gross profit resulted primarily from an increase in volume and a shift in product mix.

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

Selling, General and Administrative Expenses

	Years Ended December 31,			Change
	2024	2023	2022	2024 to 2023		2023 to 2022
	(in thousands, except for percentages)
Selling, general and administrative	$294,513	$269,754	$283,808	$24,759	9%	$(14,054)	-5%

For the year ended December 31, 2024, selling, general and administrative expenses increased by $24.8 million, or 9%, as compared to the year ended December 31, 2023. The increase in selling, general and administrative expenses was primarily due to a $19.8 million increase in royalty expense; a $4.4 million increase in building and other facilities expense; and a $3.1 million increase in the allowance for expected credit losses. These increases in expenses were partially offset by a $1.0 million decrease in commissions, restructuring and other headcount-related expense; and a $1.5 million decrease in amortization expense.

For the year ended December 31, 2023, selling, general and administrative expenses decreased by $14.1 million, or 5%, as compared to the year ended December 31, 2022. The decrease in selling, general and administrative expenses was primarily due to a $6.1 million decrease in compensation and restructuring, largely related to decreased commissions paid to our sales force; a $4.4 million decrease primarily related to disposal of certain equipment related to the construction in progress in one of the Company's Canton, Massachusetts facilities; a $1.5 million decrease in royalty expenses, and a $3.3 million decrease in travel-related expenses. These expenses were partially offset by a $1.2 million increase in legal and consulting costs primarily related to efforts to convince three MACs to withdraw the final LCDs for skin substitutes for the treatment of DFUs and VLUs.

Research and Development Expenses

	Years Ended December 31,			Change
	2024	2023	2022	2024 to 2023		2023 to 2022
	(in thousands, except for percentages)
Research and development	$50,271	$44,380	$39,762	$5,891	13%	$4,618	12%

For the year ended December 31, 2024, research and development expenses increased by $5.9 million, or 13%, as compared to the year ended December 31, 2023. The increase in research and development expenses was primarily driven by an increase in clinical research and consulting costs associated with our pipeline products not yet commercialized, and an increase in the clinical study and related costs necessary to seek regulatory approvals for certain of our product candidates.

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

Impairment and Write Down Expenses

During the year ended December 31, 2024, we recorded a $4.0 million write down of costs related to internal-use software and an $18.8 million impairment of a purchased building and associated unfinished construction work. There were no such costs recorded in the year ended December 31, 2023. See Note 8, Property and Equipment, Net, to our consolidated financial statements included in this Annual Report on Form 10-K.

Other Expense, Net

	Years Ended December 31,			Change
	2024	2023	2022	2024 to 2023		2023 to 2022
	(in thousands, except for percentages)
Interest expense, net	$(1,544)	$(2,190)	$(2,009)	$646	(29%)	$(181)	9%
Other income (expense), net	20	57	(13)	(37)	(65%)	70	(538%)
Total other expense, net	$(1,524)	$(2,133)	$(2,022)	$609	(29%)	$(111)	5%

For the year ended December 31, 2024, total other expense, net, decreased by $0.6 million, or 29%, as compared to the year ended December 31, 2023. The decrease resulted primarily from a decrease in the balance of the Term Loan Facility, leading to lower interest expense in 2024.

For the year ended December 31, 2023, total other expense, net, increased by $0.1 million, or 5%, as compared to the year ended December 31, 2022. The increase resulted primarily from increases in interest rates in 2023.

Income Tax (Expense) Benefit

	Years Ended December 31,			Change
	2024	2023	2022	2024 to 2023		2023 to 2022
	(in thousands, except for percentages)
Income tax (expense) benefit	$3,668	$(5,447)	$(4,750)	$9,115	(167%)	$(697)	15%

For the year ended December 31, 2024, income tax benefit of $3.7 million included $7.1 million of current income taxes and ($10.7) million of deferred income taxes. The effective tax rate for 2024 was 130.5% and was computed based on the statutory rate of 21% adjusted primarily for tax benefits related to the generation of federal and state research and development tax credits, offset in part by non-deductible transaction costs.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock. In November 2024, we issued 130,000 shares of our newly-created Series A Convertible Preferred Stock, for total net proceeds of $120.6 million. We used $66.6 million of the proceeds to repay the balance on our Term Loan Facility, and $25.5 million for the repurchase of 7,921,731 shares of outstanding Class A common stock from certain members of the Significant Stockholder Group.

As of December 31, 2024, we had an accumulated deficit of $40.1 million and working capital of $208.5 million which included $135.6 million in cash and cash equivalents. We also have $125.0 million available for future revolving borrowings under our Revolving Facility (see Note 12, Long-Term Debt Obligations, to our audited consolidated financial statements included in this Annual Report on Form 10-K). For the year ended December 31, 2024, we reported $482.0 million in net revenue, $0.9 million in net income and $14.2 million of cash inflows from operating activities. We expect that our cash on hand and other components of working capital as of December 31, 2024, availability under the 2021 Credit Agreement as amended by the 2024 Amendment, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this Annual Report on Form 10-K.

Our primary uses of cash are working capital requirements and capital expenditure. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities, such as our recent repurchase of our Class A common stock. Working capital is used principally for our personnel as well as manufacturing costs related to the production of our products. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers. Our capital expenditures consist primarily of building improvements, manufacturing equipment, and computer hardware and software.

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

The following table presents our cash and outstanding debt as of the dates indicated:

	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$135,571	$103,840

Line of credit	$—	$—
Term loan net of debt discount and issuance cost	—	66,231
Finance lease obligations	1,888	2,969
Total debt	$1,888	$69,200

Under the Revolving Facility, we have up to $125.0 million available for future revolving borrowings, subject to maintaining compliance with financial and non-financial covenants.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$14,208	$30,917	$24,859
Net cash used in investing activities	(10,032)	(24,364)	(33,898)
Net cash provided by (used in) financing activities	27,637	(5,505)	(2,199)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$31,813	$1,048	$(11,238)

Operating Activities

During the year ended December 31, 2024, net cash provided by operating activities was $14.2 million, resulting from our net income of $0.9 million, non-cash charges of $62.2 million, partially offset by net cash used in connection with changes in our operating assets and liabilities of $48.9 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $31.8 million, an increase in inventories of $6.2 million, an increase prepaid expenses and other current and other assets of $2.5 million, a decrease in net operating lease liabilities of $14.1 million, and a decrease in accounts payable of $2.4 million; partially offset by an increase in accrued expenses and other current liabilities of $9.2 million, and a decrease in other liabilities of $1.1 million.

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

Investing Activities

During the year ended December 31, 2024, we used $10.0 million of cash in investing activities solely consisting of capital expenditures.

During the year ended December 31, 2023, we used $24.4 million of cash in investing activities solely consisting of capital expenditures.

During the year ended December 31, 2022, we used $33.9 million of cash in investing activities solely consisting of capital expenditures.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $27.6 million. This consisted primarily of proceeds from issuance of our Series A Convertible Preferred Stock, net of issuance costs of $120.7 million, and net payments of $0.1 million in connection with stock awards activities; partially offset by repayment of our Term Loan Facility of $66.6 million, payments for repurchases of our Class A common stock of $25.5 million, and payments on our finance lease obligations of $1.1 million.

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

Indebtedness

2021 Credit Agreement

In August 2021, we and our subsidiaries entered into a credit agreement with SVB and several other lenders (the Lenders), which we refer to as the 2021 Credit Agreement. The 2021 Credit Agreement, as amended, provides for a term loan facility not to exceed $75.0 million (the Term Loan Facility) and a revolving credit facility not to exceed $125.0 million (the Revolving Facility). In November 2024, we and the Lenders amended the 2021 Credit Agreement to allow for the issuance of the Convertible Preferred Stock, and to require the repayment of the Term Loan Facility within one business day of such issuance, among other terms (the 2024 Amendment).

Advances made under the 2021 Credit Agreement were either SOFR Loans or ABR Loans, at our option. For SOFR Loans, the interest rate was a per annum interest rate equal to the Adjusted Term SOFR plus an Applicable Margin between 2.00% to 3.25% based on the Total Net Leverage Ratio. For ABR Loans, the interest rate was equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the Adjusted Term SOFR rate plus 1.0%, plus (2) an Applicable Margin between 1.00% to 2.25% based on the Total Net Leverage Ratio.

The 2021 Credit Agreement required us to make consecutive quarterly installment payments equal to the following: (a) from September 30, 2021 through and including June 30, 2022, $0.5 million; (b) from September 30, 2022 through and including June 30, 2023, $0.9 million; (c) from September 30, 2023 through and including June 30, 2025, $1.4 million and (d) from September 30, 2025 and the last day of each quarter thereafter until August 6, 2026 (the Term Loan Maturity Date), $1.9 million. We prepaid the Term Loan Facility in November 2024, and amounts borrowed under the Term Loan Facility may not be re-borrowed.

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

Under the 2021 Credit Agreement as amended by the 2024 Amendment, we are required to comply with certain financial covenants including the Consolidated Fixed Charge Coverage Ratio and Consolidated Total Net Leverage Ratio, tested quarterly. In addition, we are also required to make representations and warranties and comply with certain non-financial covenants that are customary in loan agreements of this type, including restrictions on the payment of dividends, repurchase of stock, incurrence of indebtedness, dispositions and acquisitions.

As of December 31, 2024, we were in compliance with the covenants under the 2021 Credit Agreement, as amended by the 2024 Amendment. We did not have outstanding borrowings under our Term Loan Facility or our Revolving Facility, with $125 million available for future revolving borrowings.

Critical Accounting Estimates

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

We believe the following critical accounting estimates involve significant areas where management applies judgments and estimates in the preparation of our consolidated financial statements, and supplement our discussion in Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

Impairment of Long-Lived Assets

We review long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Factors that we consider in deciding when to perform an impairment review include, but are not limited to, significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of our assets. When such an event occurs, we determine whether our asset groups are appropriate for impairment considerations, based on any changed facts and circumstances, and we then determine whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If we determine an asset to be impaired, we reduce its carrying value to fair value, which is determined based on discounted cash flows or its appraised value, depending on the nature of the asset. Judgments and estimates used by management when evaluating long-lived assets for impairment include: an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; determination of asset groups, the primary asset within each group, and the primary asset's average estimated useful life; undiscounted future cash flows generated by the assets; and determination of fair value when an impairment is deemed to exist. The estimation of fair value may require significant assumptions related to estimated future costs to prepare the impaired asset for potential sale or disposal, and the discount rate applied to estimated future cash flows generated by the assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is identified.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risk.

Foreign Currency and Market Risk

The majority of our employees and our major operations are currently located in the United States. The functional currency of our foreign subsidiary in Switzerland is the United States dollar. We have, in the normal course of business, engaged in contracts with contractors or other vendors in a currency other than the United States dollar. To date, we have had minimal exposure to fluctuations in foreign currency exchange rates as the time period from the date that transactions are initiated and the date of payment or receipt of payment is generally of short duration. Accordingly, we believe we do not have a material exposure to foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-28 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded with reasonable assurance that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management conducted the assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, management concluded that, as of December 31, 2024, our internal controls over financial reporting were effective.

Remediation of Previously Identified Material Weakness

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023, in previous years we did not design and maintain effective controls over information technology general controls and proper segregation of duties to support the initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data.

Management has taken actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. Management’s internal control remediation efforts included the following:

•
During the second quarter of 2024, we completed the implementation of certain modules in a new company-wide enterprise resource planning (ERP) system to provide additional systematic controls and segregation of duties for our accounting processes. We have implemented additional controls to mitigate existing risks of proper segregation and change configurations.
•
We added personnel to our accounting and finance team with the requisite accounting and internal controls knowledge and experience to sufficiently enhance our internal controls environment.
•
We designed and implemented new information technology general controls to ensure proper segregation of duties in our change management processes.
•
An outside firm continued to assist management with performing control design and operating effectiveness testing throughout the year.
•
We regularly reported the results of control testing to the key stakeholders across our organization, including our Audit Committee, on testing progress and defined corrective actions, and we monitored and reported on the results of control remediation. We have strengthened our internal policies, processes, and reviews through these actions.
•
We have continued working on documenting and structuring the Company’s processes to meet Sarbanes-Oxley (SOX) 404(b) requirements.

Based on the successful implementation and testing of these new and enhanced control processes, we have concluded that the material weakness described above has been remediated as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8 above.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in an amendment to our Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year (the Annual Report Amendment), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Annual Report Amendment and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our Annual Report Amendment and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Annual Report Amendment and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our Annual Report Amendment and is incorporated herein by reference.

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

3.1

Certificate of Incorporation of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

3.2

Certificate of Amendment of Certificate of Incorporation of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on June 27, 2022)

3.3

Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on November 12, 2024)

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

Exhibit No.	Exhibit

Lead Arranger, Bookrunner, Issuing Lender and Swingline Lender, and Silicon Valley Bank and the several other lenders from time to time party thereto, collectively as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 9, 2021)

10.28

First Amendment to Credit Agreement dated as of December 8, 2022 by and among Organogenesis Holdings Inc., as borrower, the several banks and other financial institutions or entities party hereto and Silicon Valley Bank, as the Administrative Agent, and as the Issuing Lender and the Swingline Lender (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 1, 2023)

10.29

Second Amendment to Credit Agreement dated and effective as of April 17, 2023 by and among Organogenesis Holdings Inc., as borrower, the several banks and other financial institutions or entities party hereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2023)

10.30

Purchase and Sale Agreement dated as of August 11, 2021 by and between Organogenesis Inc. and 275 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 16, 2021)

10.31

Subscription Agreement, dated November 12, 2024, by and among Organogenesis Holdings Inc., Avista Healthcare Partners III, L.P. and AHP III Orchestra Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 13, 2024)

10.32

Third Amendment to Credit Agreement dated as of November 12, 2024 by and among the Company, the lenders named therein and the administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 13, 2024)

10.33

Form of Stock Repurchase Agreement, dated November 12, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 13, 2024)

10.34

Stock Repurchase Agreement, dated November 27, 2024, by and between Organogenesis Holdings Inc. and GN 2016 Family Trust u/a/d August 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 2, 2024)

10.35*+	Lease dated as of November 18, 2024 by and between DIV Technology Way, LLC and Organogenesis Holdings Inc.

10.36*‡	Form of Performance Share Award Agreement under the 2018 Equity Incentive Plan

10.37*‡	Employee Letter Agreement dated as of July 30, 2021 by and between Organogenesis Inc. and Robert Cavorsi

19.1*	Organogenesis Holdings Inc. Amended and Restated Insider Trading Compliance Policy

21.1*	Subsidiaries of Organogenesis Holdings Inc.

23.1*	Consent of RSM US LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1

Organogenesis Holdings Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 29, 2024)

101*

The following materials from the Annual Report of Organogenesis Holdings Inc. on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 of Organogenesis Holdings Inc., (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022 of Organogenesis Holdings Inc., (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022 of Organogenesis Holdings Inc., (iv) Consolidated Statements of Cash Flows for the years ended

Exhibit No.	Exhibit
December 31, 2024, 2023, and 2022 of Organogenesis Holdings Inc., and (v) Notes to Consolidated Financial Statements of Organogenesis Holdings Inc.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

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

ORGANOGENESIS HOLDINGS INC.

By:	/s/ Gary S. Gillheeney, Sr.
Gary S. Gillheeney, Sr. Chief Executive Officer, President, and Chair of the Board of Directors
Date:	February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary S. Gillheeney, Sr.	Chief Executive Officer, President and Chair of the Board of Directors (Principal Executive Officer)	February 27, 2025
Gary S. Gillheeney, Sr.

/s/ David Francisco	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
David Francisco

/s/ Alan A. Ades	Director	February 27, 2025
Alan A. Ades

/s/ Robert Ades	Director	February 27, 2025
Robert Ades

/s/ Michael J. Driscoll	Director	February 27, 2025
Michael J. Driscoll

/s/ Prathyusha Duraibabu	Director	February 27, 2025
Prathyusha Duraibabu

/s/ David Erani	Director	February 27, 2025
David Erani

/s/ Jon Giacomin	Director	February 27, 2025
Jon Giacomin

/s/ Michele Korfin	Director	February 27, 2025
Michele Korfin

/s/ Arthur S. Leibowitz	Director	February 27, 2025
Arthur S. Leibowitz

/s/ Garrett Lustig	Director	February 27, 2025
Garrett Lustig

/s/ Glenn H. Nussdorf	Director	February 27, 2025
Glenn H. Nussdorf

/s/ Gilberto Quintero	Director	February 27, 2025
Gilberto Quintero

ORGANOGENESIS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Organogenesis Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organogenesis Holdings Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Determination of fair value of the impaired building and associated construction

As discussed in Notes 4 and 8 to the consolidated financial statements, during the year ended December 31, 2024, the Company recorded an impairment charge of $18,842 related to a building and associated construction located on the Company’s Canton, Massachusetts campus. When performing an impairment assessment for a long-lived asset or asset group, the Company determines whether there has been impairment by first comparing the anticipated undiscounted future net cash flows expected to be generated over the remaining life of the asset or asset group to the carrying value of the asset or asset group. If an asset or asset group is determined to be impaired, the asset or asset group is written down to its estimated fair value, which is determined based upon an income approach such as a discounted cash flow model or a market approach based upon appraised value, depending on the nature of the asset or asset group.

We identified the determination of the fair value of the impaired building and the associated construction work, along with the resulting impairment charge, as a critical audit matter due to the significant judgments made by management to estimate the fair value of the assets, specifically the accuracy of the estimate related to the costs of capital improvements to complete the buildout of the property. Auditing management’s assumptions involved a high degree of auditor judgment and an increase in audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the estimate of fair value.

Our audit procedures related to the Company’s determination of the fair value of the impaired building and associated accuracy of the construction work, along with the resulting impairment charge, included the following, among others:

•
We obtained an understanding and tested the design and operating effectiveness of the relevant controls related to management’s review of the impairment analysis and estimates of fair value.
•
We tested the completeness and accuracy of the source data management utilized in the estimate of fair value by agreeing it to the underlying support.

•
We used our valuation specialists to assist in the following procedures:
•
Evaluated the appropriateness of the valuation model and method used by management to estimate the fair value of the building.
•
Tested the accuracy of management’s estimated costs of capital improvements to complete the buildout of the property by agreeing such information to publicly available market data.
•
Tested the clerical accuracy of the Company's discounted cash flow model.

Accounting for redeemable convertible preferred stock

As described in Note 13 to the consolidated financial statements, during the year ended December 31, 2024 the Company entered into a subscription agreement for the sale of 130,000 shares of the Company’s newly-created Series A redeemable convertible preferred stock, par value $0.0001 per share (Convertible Preferred Stock) for a purchase price of $1,000 per share, or aggregate gross proceeds of $130 million. The Convertible Preferred Stock contains embedded features, which are more fully described in Note 13. The evaluation of embedded features in a preferred stock instrument requires the application of complex accounting rules and consideration of a number of factors to determine if any of those embedded features are required to be separately recorded as a derivative liability or would otherwise impact the financial statement classification of the preferred stock instrument.

We identified the Company’s evaluation of both the accounting treatment for the embedded features and financial statement classification of the Convertible Preferred Stock as a critical audit matter because of the complexity involved in management’s evaluation of the embedded features in the Convertible Preferred Stock and management’s interpretation and application of the applicable accounting rules. Auditing management’s accounting conclusion involved a high degree of auditor judgment and an increase in audit effort, including the use of an internal accounting specialist, due to the impact management’s conclusions have on the Company’s financial statements and related disclosures.

Our audit procedures related to the Company’s evaluation of the accounting treatment for the embedded features and financial statement classification of the Convertible Preferred Stock included the following, among others:

•
We obtained an understanding of the relevant controls related to management’s identification and assessment of significant nonroutine transactions and tested such controls for design and operating effectiveness.
•
We tested the accuracy and completeness of the embedded terms identified by management by reading the Convertible Preferred Stock agreement and related agreements.
•
With the assistance of an internal accounting specialist, we obtained management’s technical memoranda and evaluated the reasonableness of the conclusions reached by management of the accounting treatment for the embedded features as well as the classification of the Convertible Preferred Stock. Our assessment included:
•
Evaluating the nature of the features of the host contract.
•
Evaluating the economic characteristics and risks of each embedded feature compared to the economic characteristics and risks of the host contract.
•
Determining the impact the embedded features may have on the classification of the Convertible Preferred Stock.

/s/ RSM US LLP

We have served as the Company's auditor since 2004.

Boston, Massachusetts

February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Organogenesis Holdings Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Organogenesis Holdings Inc.'s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 27, 2025, expressed an unqualified opinion.

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

/s/ RSM US LLP

Boston, Massachusetts

February 27, 2025

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$135,571	$103,840
Restricted cash	580	498
Accounts receivable, net of allowance for credit losses of $9,576 and $6,860	109,861	81,999
Inventories, net	26,219	28,253
Prepaid expenses and other current assets	13,710	10,454
Total current assets	285,941	225,044
Property and equipment, net	89,128	116,228
Intangible assets, net	12,468	15,871
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	37,110	40,118
Deferred tax asset, net	39,462	28,002
Other assets	5,005	5,990
Total assets	$497,886	$460,025

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Current portion of term loan	$—	$5,486
Current portion of finance lease obligations	1,170	1,081
Current portion of operating lease obligations - related party	3,671	8,413
Current portion of operating lease obligations	4,272	4,731
Accounts payable	28,911	30,724
Accrued expenses and other current liabilities	39,453	30,074
Total current liabilities	77,477	80,509
Term loan, net of current portion	—	60,745
Finance lease obligations, net of current portion	718	1,888
Operating lease obligations, net of current portion - related party	8,283	11,954
Operating lease obligations, net of current portion	25,198	25,053
Other liabilities	894	1,213
Total liabilities	112,570	181,362

Commitments and contingencies (Note 20)

Series A redeemable convertible preferred stock, $0.0001 par value; 130,000 and 0 shares authorized, issued and outstanding at December 31, 2024 and 2023, respectively; liquidation preference of $131,387 and $0 at December 31, 2024 and 2023, respectively.	122,419	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 870,000 and 1,000,000 shares authorized at December 31, 2024 and 2023, respectively; none issued or outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 126,458,784 and 132,044,944 shares issued; 125,730,236 and 131,316,396 shares outstanding at December 31, 2024 and 2023, respectively	13	13
Additional paid-in capital	302,994	319,621
Accumulated deficit	(40,110)	(40,971)
Total stockholders' equity	262,897	278,663
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$497,886	$460,025

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$482,043	$433,140	$450,893
Cost of goods sold	115,741	106,481	105,019
Gross profit	366,302	326,659	345,874
Operating expenses:
Selling, general and administrative	294,513	269,754	283,808
Research and development	50,271	44,380	39,762
Impairment of property and construction	18,842	—	—
Write down of capitalized internal-use software costs	3,959	—	—
Total operating expenses	367,585	314,134	323,570
Income (loss) from operations	(1,283)	12,525	22,304
Other expense, net:
Interest expense, net	(1,544)	(2,190)	(2,009)
Other income (expense), net	20	57	(13)
Total other expense, net	(1,524)	(2,133)	(2,022)
Net income (loss) before income taxes	(2,807)	10,392	20,282
Income tax (expense) benefit	3,668	(5,447)	(4,750)
Net income and comprehensive income	861	4,945	15,532
Accretion of redeemable convertible preferred stock to redemption value	(412)	—	—
Cumulative dividend on redeemable convertible preferred stock	(1,386)	—	—
Net income (loss) attributable to common stockholders	$(937)	$4,945	$15,532
Net income (loss), per share:
Basic	$(0.01)	$0.04	$0.12
Diluted	$(0.01)	$0.04	$0.12
Weighted-average common shares outstanding
Basic	131,673,278	131,231,317	130,070,231
Diluted	131,673,278	132,746,727	132,383,152

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Additional		Total
	Redeemable Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	—	$—	128,680,192	$13	$302,155	$(60,833)	$241,335
Exercise of stock options	—	—	1,864,961	—	2,070	—	2,070
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	170,491	—	(648)	—	(648)
Issuance of common stock associated with CPN acquisition	—	—	203,485	—	828	—	828
Stock-based compensation expense	—	—	—	—	6,552	—	6,552
Net income	—	—	—	—	—	15,532	15,532
Balance as of December 31, 2022	—	—	130,919,129	13	310,957	(45,301)	265,669
Cumulative-effect adjustment from adoption of ASU 2016-13, net of tax	—	—	—	—	—	(615)	(615)
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	397,267	—	(332)	—	(332)
Stock-based compensation expense	—	—	—	—	8,996	—	8,996
Net income	—	—	—	—	—	4,945	4,945
Balance as of December 31, 2023	—	—	131,316,396	13	319,621	(40,971)	278,663
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $9,379	130,000	120,621	—	—	—	—	—
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	1,798	—	—	(1,798)	—	(1,798)
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	1,110,136	—	(1,175)	—	(1,175)
Exercise of stock options	—	—	1,225,435	1	1,246	—	1,247
Repurchase of common shares	—	—	(7,921,731)	(1)	(25,478)	—	(25,479)
Stock-based compensation expense	—	—	—	—	10,578	—	10,578
Net income	—	—	—	—	—	861	861
Balance as of December 31, 2024	130,000	$122,419	125,730,236	$13	$302,994	$(40,110)	$262,897

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$861	$4,945	$15,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,623	10,448	5,845
Amortization of intangible assets	3,403	4,918	4,883
Reduction in the carrying value of right-of-use assets	8,348	8,083	7,303
Non-cash interest expense	394	427	434
Deferred interest expense	305	490	501
Deferred tax expense (benefit)	(10,719)	2,012	1,980
Loss on disposal of property and equipment	1,140	235	4,482
Loss on lease termination	—	559	—
Loss on extinguishment of term loan	215	—	—
Provision recorded for credit losses	3,938	1,297	1,781
Adjustment for excess and obsolete inventories	8,210	6,580	9,648
Stock-based compensation	10,578	8,996	6,552
Impairment of property and construction (Note 8)	18,842	—	—
Write down of capitalized internal-use software costs (Note 8)	3,959	—	—
Changes in operating assets and liabilities:
Accounts receivable	(31,800)	5,539	(8,770)
Inventories	(6,204)	(8,179)	(9,410)
Prepaid expenses and other current and other assets	(2,549)	(10,115)	(378)
Operating leases	(14,066)	(8,439)	(7,006)
Accounts payable	(2,372)	(108)	3,260
Accrued expenses and other current liabilities	9,164	3,138	(11,850)
Other liabilities	(1,062)	91	72
Net cash provided by operating activities	14,208	30,917	24,859
Cash flows from investing activities:
Purchases of property and equipment	(10,032)	(24,364)	(33,898)
Net cash used in investing activities	(10,032)	(24,364)	(33,898)
Cash flows from financing activities:
Term loan repayments under the 2021 Credit Agreement	(66,563)	(4,688)	(2,813)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	120,688	—	—
Payments for the repurchase of common stock	(25,479)	—	—
Principal repayments of finance lease obligations	(1,081)	(485)	(200)
Proceeds from the exercise of stock options	1,247	—	2,070
Payments of withholding taxes in connection with RSUs vesting	(1,175)	(332)	(648)
Payments of deferred acquisition consideration	—	—	(608)
Net cash provided by (used in) financing activities	27,637	(5,505)	(2,199)
Change in cash, cash equivalents and restricted cash	31,813	1,048	(11,238)
Cash, cash equivalents, and restricted cash, beginning of year	104,338	103,290	114,528
Cash, cash equivalents, and restricted cash, end of year	$136,151	$104,338	$103,290
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,970	$5,436	$2,649
Cash paid for income taxes	$6,965	$3,052	$1,201
Supplemental disclosure of non-cash investing and financing activities:
Cumulative effect adjustment for adoption of ASU No. 2016-13	$—	$615	$—
Deferred acquisition consideration and earnout liability recorded for business acquisition	$—	$—	$828
Change in purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$(432)	$841	$1,928
Right-of-use assets obtained through operating lease obligations	$5,109	$5,869	$1,350
Right-of-use assets obtained through finance lease obligations	$—	$3,454	$—
Redeemable convertible preferred stock issuance costs included in accrued expenses	$67	$—	$—
Prepaid rent reclassified to right-of-use assets	$230	$—	$—
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	$1,798	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of Business and Basis of Presentation

Organogenesis Holdings Inc. (ORGO or the Company) is a leading regenerative medicine and tissue innovations company focused on empowering healing through the development, manufacturing, and sale of products for the advanced wound care, and surgical and sports medicine markets. Several of the existing and pipeline products in the Company’s portfolio have Premarket Application (PMA) approval, or Premarket Notification 510(k) clearance from the United States Food and Drug Administration (FDA). The Company’s customers include hospitals, wound care centers, government facilities, ambulatory surgery centers (ASCs) and physician offices. The Company has one operating and reportable segment.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts and results of operations of Organogenesis Holdings Inc., and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting periods. In preparing the consolidated financial statements, the estimates and assumptions that management considers to be significant and that present the greatest amount of uncertainty include: recognition and measurement of current and deferred income tax assets and liabilities; and the assessment of recoverability of long-lived assets, including impairment and write-downs. Actual results and outcomes may differ significantly from those estimates and assumptions.

Foreign Currency

The Company’s functional currency, including that of the Company’s Swiss subsidiary, Organogenesis GmbH, is the United States dollar. Foreign currency gains and losses resulting from remeasurement of assets and liabilities held in foreign currencies and transactions settled in a currency other than the functional currency are included separately as non-operating income or expense in the consolidated statements of operations and comprehensive income (loss) as a component of other expense, net. The foreign currency amounts recorded for all periods presented were insignificant.

Segment Reporting

Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision-making group, in making decisions on how to allocate resources and assess performance for the organization. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s portfolio includes regenerative medicine products in various stages, ranging from preclinical to late-stage development, and commercialized advanced wound care and surgical and sports medicine products which support healing across a wide variety of wound types at many different types of facilities. The Company has determined that it has a single operating segment—regenerative medicine.

The Company’s measure of segment profit and loss is reported as consolidated net income on the accompanying consolidated statements of operations and comprehensive income, and the Company’s measure of segment assets is reported as consolidated assets on the accompanying consolidated balance sheets. The accounting policies of the regenerative medicine segment are the same as those described in this summary of significant accounting policies.

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

Restricted Cash

The Company had restricted cash of $580 and $498 as of December 31, 2024 and 2023, respectively. Restricted cash represents employee deposits in connection with the Company’s health benefit plan.

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

The Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value based upon management’s assumptions of future material usage, yields and obsolescence, which are based primarily on analysis of historical usage and sales information, as well as market conditions and the effective life of certain inventory items.

The Company also tests other components of its inventory for future growth projections. The Company determines the average yield of the component and compares it to projected revenue to ensure it is properly reserved.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. As of December 31, 2024 and 2023, the Company’s property and equipment consisted of leasehold improvements, building, furniture and computers, and equipment. Depreciation expense is recognized using the straight-line method over the useful lives of the assets, which are as follows:

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

Internal Use Software

The Company capitalizes costs to purchase and develop internal-use software. These costs are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Costs incurred for maintenance activities relating to the software are expensed as incurred.

When the Company places the software in service, it begins amortizing the capitalized costs over the estimated useful life of the software, generally three to five years.

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

The Company may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test, or the Company can bypass the qualitative assessment and proceed directly to the quantitative test. The quantitative goodwill impairment test requires the Company to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill. At December 31, 2024 and 2023, the Company elected to perform a quantitative analysis directly, and used its market capitalization to approximate the fair value of the reporting unit. The fair value of the reporting unit exceeded its carrying value at December 31, 2024 and 2023, and accordingly the Company did not record any impairment on its goodwill.

Intangible Assets Subject to Amortization

Intangible assets include intellectual property either owned by the Company or to which the Company has a license. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. Intangible assets are reported net of accumulated amortization, separately from goodwill. Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets include developed technology and patents, trade names, trademarks, customer relationships and non-compete agreements obtained through business acquisitions. Amortization of intangible assets with finite lives is calculated on a straight-line basis or using an accelerated method based on the following estimated useful lives:

Trade names and trademarks	1-12 years
Developed technology	6-12 years
Customer relationships	10 years
Non-compete agreements	5 years

Impairment of Long-Lived Assets

Long-lived assets include property and equipment, definite-lived intangible assets, and right-of-use assets associated with the Company’s lease agreements. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include, but are not limited to, significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. When such an event occurs, the Company determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is determined to be impaired, the asset is written down to fair value, which is determined based on discounted cash flows or appraised value, depending on the nature of the asset. The Company recorded impairment of $18,842 during the year ended December 31, 2024, and did not record any impairment of long-lived assets during the years ended December 31, 2023 or 2022.

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

The fair value of each restricted stock unit grant is based on the fair market value of the Company’s Class A common stock on the date of grant. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has been a public company for a short period of time, has limited public float and lacks company-specific historical and implied volatility information for its Class A common stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the United States Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on its Class A common stock and does not expect to pay any cash dividends in the foreseeable future.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. Advertising costs were approximately $3,825, $5,225, and $4,812, for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Nonrecurring Fair Value Measurements of Nonfinancial Assets

The Company estimates fair value to perform impairment tests on long-lived asset groups when required. The methodologies used to determine fair value in these circumstances are primarily based upon discounted cash flow models and the inputs to such models are classified within Level 3 of the fair value hierarchy. If impaired, these assets or asset groups are measured and recorded at fair value within the accompanying consolidated financial statements.

Classification and Accretion of Series A Redeemable Convertible Preferred Stock

The Company has classified the Series A Redeemable Convertible Preferred Stock (Convertible Preferred Stock) outside of stockholders’ equity on the Company’s consolidated balance sheets because the holders of such stock have certain redemption and liquidation rights that, in certain situations, are not solely within the control of the Company and would require the redemption of the then-outstanding Convertible Preferred Stock. The Convertible Preferred Stock is redeemable in an amount equal to the original issue price per share plus all declared but unpaid dividends thereon, as specified in the Convertible Preferred Stock certificate of designation. The Company records periodic accretion to the values of its outstanding Convertible Preferred Stock such that its carrying value will be equal to the redemption value at the earliest redemption date. Adjustments to the carrying value of the Convertible Preferred Stock at each reporting date reduce additional paid-in capital. See Note 13, Convertible Preferred Stock.

Earnings per Share (EPS)

The Company applies the two-class method when computing net income (loss) per share attributable to common stockholders as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the undistributed earnings as if all income (loss) for the period had been distributed. The Company considers its Convertible Preferred Stock to be participating securities as, in the event a dividend is paid on its Class A common stock (common shares), the holders of Convertible Preferred Stock would be entitled to receive dividends on a basis consistent with the common stockholders. The holders of the Convertible Preferred Stock are also entitled to residual value in liquidation. There is no allocation required under the two-class method during periods of loss since the participating securities do not have a contractual obligation to share in the losses of the Company.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common shares outstanding for the period, excluding potentially dilutive common shares. Diluted net income (loss) per share attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potentially dilutive common shares. For purposes of this calculation, Convertible Preferred Stock, unvested RSUs and options to purchase common stock are considered common stock equivalents. In periods in which the Company reports a net loss available to common stockholders, diluted net loss per share available to common stockholders is the same as basic net loss per share available to common stockholders, since dilutive common shares are not assumed to have been issued as their effect is anti-dilutive. The Company calculates diluted net income (loss) per share using the treasury stock method which includes consideration of unrecognized compensation expense as additional proceeds.

Leases

The Company determines if an arrangement is a lease at lease inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the consolidated balance sheets for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term. The Company has elected not to record a right-of-use asset or lease liability for leases with terms of 12 months or less.

A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. When a contract contains more than one lease component, the Company allocates consideration in the contract to the separate lease and associated non-lease components based on the relative standalone selling price of the lease components within the contract.

Variable costs, such as utilities, common area maintenance, and maintenance programs for leased vehicles are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

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

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities are recognized based on the present value of the fixed lease payments over the lease term at the commencement date. The right-of-use assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. The Company uses its incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases that do not have a readily determinable implicit discount rate. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term and amount in a similar economic environment. The Company determines the incremental borrowing rates for its leases by adjusting the risk-free interest rate with a credit risk premium corresponding to the Company’s credit rating, in consideration of the collateral and lease term.

The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date until the end of the lease term. The Company records finance lease cost as a combination of the amortization expense for the leased assets and interest expense for the outstanding lease liabilities using the discount rate discussed above.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See Note 15, Segment Information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires entities to provide additional disclosure regarding certain expenses presented within the statements of operations, and aims to improve such disclosures and address requests from investors for more detailed information about the types of expenses incurred by public entities. The standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements and related disclosures.

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

3. Revenue from Contracts with Customers

The following table sets forth revenue by product category:

	Year Ended December 31,
	2024	2023	2022
Advanced Wound Care	$453,639	$405,514	$422,231
Surgical and Sports Medicine	28,404	27,626	28,662
Total revenue	$482,043	$433,140	$450,893

For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.

For the years ended December 31, 2024, 2023, and 2022, the Company recorded GPO fees of $6,102, $5,623 and $6,654, respectively, as a direct reduction of revenue.

4. Fair Value Measurement

During the second quarter of 2024, the Company determined that a purchased building and unfinished construction work had been impaired and recorded an impairment charge of $18,842 to record the building and unfinished construction work at its then fair value of $13,600 for impairment purposes. The Company determined the fair value of the building by estimating rental income, net of expenses to maintain the building over an anticipated lease term, as well as costs estimated to complete construction prior to commencement of the lease; these cash flows were then discounted over an anticipated lease term. The significant unobservable quantitative inputs to the fair value of the building at the time of the impairment are as follows:

Unobservable input	Range
Discount rate	8.0%
Terminal capitalization rate	6.5%
Operating expense ratio	24.3% - 32.9%

For more information, see Note 8, Property and Equipment, Net.

5. Accounts receivable, net

Accounts receivable consisted of the following:

	December 31,
	2024	2023
Accounts receivable	$119,437	$88,859
Less - allowance for credit losses	(9,576)	(6,860)
	$109,861	$81,999

The Company’s allowance for credit losses is comprised of the following:

Balance as of December 31, 2022	$6,362
Cumulative-effect adjustment from adoption of ASU 2016-13, net of tax	615
Additions	1,297
Write-offs	(1,414)
Balance as of December 31, 2023	$6,860
Additions	3,938
Write-offs	(1,222)
Balance as of December 31, 2024	$9,576

6. Inventories

Inventories, net of related reserves for excess and obsolescence, consist of the following:

	December 31,
	2024	2023
Raw materials	$13,252	$12,988
Work in process	923	810
Finished goods	12,044	14,455
	$26,219	$28,253

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of historical sales as compared to inventory levels and working with operations to maximize recovery of excess inventory. During the years ended December 31, 2024, 2023, and 2022, the Company charged $8,210, $6,580, and $9,648, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations and comprehensive income.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
Subscriptions	$4,866	$4,800
Prepaid research and development expenses	2,929	1,066
Prepaid licensing fee (Note 18)	3,301	2,368
Conferences and marketing expenses	1,477	945
Prepaid taxes	445	—
Deposits	309	872
Other	228	318
Insurance	155	85
	$13,710	$10,454

Deposits are funds held by vendors which are expected to be released within twelve months and therefore they are recorded as current assets.

8. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
	2024	2023
Leasehold improvements	$63,342	$60,819
Building	13,600	4,943
Furniture, computers and equipment	63,248	64,585
	140,190	130,347
Accumulated depreciation	(72,949)	(73,186)
Construction in progress	21,887	59,067
	$89,128	$116,228

Depreciation expense was $13,623, $10,448 and $5,845, for the years ended December 31, 2024, 2023, and 2022, respectively.

Construction in progress primarily represents improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts, as well as costs incurred to implement the remaining modules of the company-wide enterprise resource planning (ERP) system.

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

During the second quarter of 2024, the Company decided to pursue the potential sale of a purchased building, located on the Company’s Canton, Massachusetts campus, on which it had previously paused construction work. The Company identified this change in expectation regarding the use of the building as an impairment indicator. The Company determined the asset group to be comprised of the building and associated construction, and performed the impairment assessment at the asset group level. The Company determined the impairment charge by comparing the fair value of the asset group to its book value and recorded an impairment charge of $18,842 related to the building and associated unfinished construction work, allocated to each asset class within the asset group based on its relative carrying value. See Note 4, Fair Value Measurements.

During the year ended December 31, 2023, the Company identified certain impairment triggers relating to its asset groups, which included incurred expenses in excess of planned expenses for the ERP implementation. The impairment triggers indicated that the Company’s long-lived assets might be impaired. The Company performed recoverability tests during the year ended December 31,

2023. The estimated undiscounted cash flows directly attributable to the asset group exceeded the carrying value of the asset group. Therefore, the Company did not record any impairment related to its asset group as of December 31, 2023.

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

9. Goodwill and Intangible Assets

Goodwill was $28,772 as of December 31, 2024 and 2023. There was no impairment of goodwill recorded during the years ended December 31, 2024, 2023, or 2022.

Identifiable intangible assets consisted of the following as of December 31, 2024:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(26,708)	$5,912
Customer relationship	10,690	(4,588)	6,102
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,733)	347
Non-compete agreements	1,010	(903)	107
Total	$58,523	$(46,055)	$12,468

Identifiable intangible assets consisted of the following as of December 31, 2023:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(24,666)	$7,954
Customer relationship	10,690	(3,519)	7,171
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,590)	490
Non-compete agreements	1,010	(754)	256
Total	$58,523	$(42,652)	$15,871

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, which reflects the pattern in which the economic benefits of the intangible assets are consumed, was $3,403, $4,918 and $4,883 for the years ended December 31, 2024, 2023, and 2022, respectively. Estimated future annual amortization expense related to these intangible assets is as follows:

2025	$3,323
2026	3,043
2027	2,283
2028	1,968
2029	1,094
Thereafter	757
Total	$12,468

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Personnel costs	$23,836	$18,287
Royalties	7,381	3,075
Accrued but unpaid lease obligations and interest (Note 17)	—	2,326
Accrued milestone payment (Note 20)	2,500	2,500
Accrued taxes	4,286	2,799
Other	1,450	1,087
	$39,453	$30,074

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

As a result of the restructuring activities, the Company incurred pre-tax charges of $0, $3,796 and $2,268 in the years ended December 31, 2024, 2023, and 2022, respectively. These charges were included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The liability related to the restructuring activities was $0 and $904 as of December 31, 2024 and 2023, respectively, and was included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a rollforward of the restructuring liability.

	Employee	Other	Total
Liability balance as of December 31, 2022	1,010	182	1,192
Expenses	3,429	367	3,796
Cash distributions	(3,535)	(549)	(4,084)
Liability balance as of December 31, 2023	904	—	904
Cash distributions and other adjustments	(904)	—	(904)
Liability balance as of December 31, 2024	$—	$—	$—

12. Long-Term Debt Obligations

	December 31,
	2024	2023
Term loan	—	66,563
Less debt discount and debt issuance cost	—	(332)
Term loan, net of debt discount and debt issuance cost	$—	$66,231

2021 Credit Agreement

In August 2021, the Company, as borrower, its subsidiaries, as guarantors, and Silicon Valley Bank (SVB), and the several other lenders thereto (collectively, the Lenders) entered into a credit agreement, as amended (the 2021 Credit Agreement), providing for a term loan facility not to exceed $75,000 (the Term Loan Facility) and a revolving credit facility not to exceed $125,000 (the Revolving Facility and, together with the Term Loan Facility, the Facilities). In November 2024, the Company and the Lenders amended the 2021 Credit Agreement to allow for the issuance of the Convertible Preferred Stock, and to require the repayment of the Term Loan Facility within one business day of such issuance, among other terms (the 2024 Amendment).

The Company’s obligations to the Lenders are secured by substantially all of the Company’s assets, including intellectual property. Capitalized terms used herein and not otherwise defined are defined as set forth in the 2021 Credit Agreement, as amended by the 2024 Amendment.

Advances made under the 2021 Credit Agreement were either SOFR Loans or ABR Loans, at the Company’s option. For SOFR Loans, the interest rate was a per annum interest rate equal to the Adjusted Term SOFR plus an Applicable Margin between 2.00% to 3.25% based on the Total Net Leverage Ratio. For ABR Loans, the interest rate was equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the Adjusted Term SOFR rate plus 1.0%, plus (2) an Applicable Margin between 1.00% to 2.25% based on the Total Net Leverage Ratio.

The 2021 Credit Agreement required the Company to make consecutive quarterly installment payments equal to the following: (a) from September 30, 2021 through and including June 30, 2022, $469; (b) from September 30, 2022 through and including June 30, 2023, $938; (c) from September 30, 2023 through and including June 30, 2025, $1,406 and (d) from September 30, 2025 and the last day of each quarter thereafter until August 6, 2026 (the Term Loan Maturity Date), $1,875. The Company prepaid the Term Loan Facility in November 2024, and amounts borrowed under the Term Loan Facility may not be re-borrowed.

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

Under the 2021 Credit Agreement as amended by the 2024 Amendment, the Company is required to comply with certain financial covenants including the Consolidated Fixed Charge Coverage Ratio and Consolidated Total Net Leverage Ratio, tested quarterly. In addition, the Company is also required to make representations and warranties and comply with certain non-financial covenants that are customary in loan agreements of this type, including restrictions on the payment of dividends, repurchase of stock, incurrence of indebtedness, dispositions and acquisitions.

The Company recorded debt issuance costs and related fees of $604 in connection with entering into the Term Loan Facility, which were recorded as a reduction of the carrying value of the Term Loan Facility on the Company’s consolidated balance sheets, and amortized to interest expense over the expected term of the Term Loan Facility. Upon repayment of the Term Loan Facility, the remaining balance of these debt issuance costs of $215 was recorded as a loss on debt extinguishment in the consolidated statements of operations and comprehensive income. In connection with entering into the Revolving Facility, the Company recorded debt issuance costs and related fees of $1,223, which are recorded as other assets and are being amortized to interest expense through the maturity date of the Revolving Facility.

As of December 31, 2024 and 2023, the Company had outstanding borrowings of $0 and $66,563 under the Term Loan Facility, respectively, and $0 under the Revolving Facility with $125,000 available for future revolving borrowings.

13. Convertible Preferred Stock

On November 12, 2024, the Company entered into a subscription agreement (Subscription Agreement) with Avista Healthcare Partners III, L.P. (Avista Onshore) and AHP III Orchestra Holdings, L.P. (together with Avista Onshore, the Investors, and each an Investor and now related parties of the Company) pursuant to which the Investors purchased 130,000 shares of the Company’s newly-created Series A Convertible Preferred Stock, par value $0.0001 per share, for a purchase price of $1,000 per share, or aggregate gross proceeds of $130,000 to the Company, prior to deduction of commissions, fees and expenses (Offering). The net proceeds will be used to fund strategic growth initiatives including, but not limited to, operating and commercial activities, clinical development programs, working capital, capital expenditures, debt repayment and for general corporate purposes. In addition, $25,479 of the net proceeds were used to fund the repurchase of an aggregate of 7,921,731 shares of Class A common stock from certain existing stockholders of the Company. See Note 14, Stockholders’ Equity.

The holders of the Convertible Preferred Stock have the following rights and preferences:

Voting

The Convertible Preferred Stock is subject to certain transfer restrictions, and contain terms regarding anti-dilution, liquidation preference, and preemptive rights, and its holders vote together with the Class A common stock on an as-converted basis. The Preferred Stockholders are entitled to elect one member and one observer to the Company’s Board of Directors, subject to the terms of the Convertible Preferred Stock.

Dividends

Holders of the Convertible Preferred Stock are entitled to a regular dividend at the rate of 8.0% per annum, compounding and payable quarterly in kind or in cash, at the Company’s election, subject to the 19.99% ownership limitations described below. Any accrued but unpaid dividends will become part of the liquidation preference of such share, as set forth in the Certificate of Designation. As of December 31, 2024, the Company had not paid any dividends in cash, and all such dividends had been accrued and added to the liquidation preference of each share.

Conversion and Cash-In-Lieu Payments

Pursuant to the Certificate of Designations of Series A Convertible Preferred Stock (Certificate of Designation), each share of Convertible Preferred Stock is initially convertible into 263.7358 shares of Common Stock, subject to adjustment as provided therein. Until the Company receives stockholder approval, as contemplated by Nasdaq listing rules, with respect to the issuance of shares of Class A common stock upon conversion of the Convertible Preferred Stock in excess of the limitations imposed by such rules, holders of the Convertible Preferred Stock (Preferred Stockholders) cannot convert the Convertible Preferred Stock into a number of shares of Class A common stock in excess of 26,502,042 shares, which represents 19.99% of the outstanding shares of Common Stock at the time of signing the Subscription Agreement, or to the extent such conversion will result in a Preferred Stockholder beneficially owning greater than 19.99% of the Company’s then-outstanding shares. If, prior to receipt of the stockholder approval, a Preferred Stockholder elects to convert any Convertible Preferred Stock that would result in the issuance, when aggregated with the number of shares previously issued upon conversion of the Convertible Preferred Stock, of more than 19.99% of the outstanding shares of Class A common stock at the time of signing the Subscription Agreement, then the Company will, in lieu of issuing shares of Common Stock, pay the Preferred Stockholder a cash amount equal to the product of the number of shares of Common Stock that could not be issued due to such limitation and the 10-day trailing volume weighted average price of the Common Stock as of the trading day immediately prior to the conversion date (Cash-in-Lieu Payments), which Cash-in-Lieu Payments shall be paid no later than November 4, 2026, together with accrued interest of 10% per annum, to the extent an earlier cash payment is prohibited pursuant to the terms of the 2021 Credit Agreement, as amended by the 2024 Amendment.

The Convertible Preferred Stock is convertible at the option of the Company after the second anniversary of issuance if the closing price of the Company’s common stock equals or exceeds 200% of the conversion price for twenty trading days out of a period of thirty consecutive trading days.

Liquidation

The Convertible Preferred Stock ranks senior to shares of Class A common stock with respect to payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock initially had a liquidation preference of $1,000 per share; provided that the liquidation preference upon a change of control on or before November 12, 2026 will be increased to be no less than $1,500 per share.

Redemption

The Convertible Preferred Stock is redeemable at the option of the Preferred Stockholders at any time after November 12, 2031, for the amount of the then-applicable liquidation preference per share, plus accrued but unpaid dividends.

Upon issuance of the Convertible Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed on the issuance date of the Convertible Preferred Stock.

The Company recorded the Convertible Preferred Stock at its fair value at the date of issuance, $130,000, net of issuance costs of $9,379, in the accompanying consolidated balance sheets and statements of convertible preferred stock and stockholders’ equity. The SEC’s Accounting Series Release No. 268 (ASR 268), which requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. The Convertible Preferred Stock is redeemable at the option of the holder, and accordingly the Company classified the Convertible Preferred Stock as mezzanine equity.

The Company recognizes changes in the redemption value of the Convertible Preferred Stock, which include accretion of the associated issuance costs and accrual of unpaid dividends using the effective interest method, over the period from the issuance date to the earliest redemption date, November 12, 2031. During the year ended December 31, 2024, the Company increased the carrying value of the Convertible Preferred Stock by $1,798 which resulted in a corresponding decrease to additional paid-in-capital during the same period.

14. Stockholders’ Equity

In November 2024, the Company repurchased 7,421,731 shares of Class A common stock from certain existing stockholders of the Company, including certain of its directors and their affiliates, at a price per share equal to $3.1597, which represents the 10-day trailing volume weighted average price of the Class A common stock as of market close on November 11, 2024, pursuant to stock repurchase agreements entered into on November 12, 2024 between the Company and such stockholders (Stock Repurchase Agreements and each stock repurchase thereunder, a Repurchase). Also in November 2024, the Company repurchased 500,000 shares of Class A common stock from an existing stockholder, an entity beneficially owned by a member of the Board of Directors of the Company, at a price per share equal to $4.057, which represents the 10-day trailing volume weighted average price of the Common Stock as of market close on November 26, 2024, pursuant to a stock repurchase agreement entered into on November 27, 2024 between the Company and such stockholder (Additional Stock Repurchase Agreement).

As of December 31, 2024 and 2023, the issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019. The 7,921,731 shares of Class A common stock repurchased in November 2024 pursuant to the Stock Repurchase Agreements and the Additional Stock Repurchase Agreement were retired and returned to authorized and unissued status.

Each share of Class A common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. Class A common stockholders are entitled to receive dividends, as may be declared by the Board of Directors to the extent permissible under the 2021 Credit Agreement as amended by the 2024 Amendment. Through December 31, 2024, no cash dividends have been declared or paid.

15. Share-Based Compensation

Stock Incentive Plans-the 2018 Plan

On November 28, 2018, the Board of Directors of the Company adopted, and on December 10, 2018, the Company’s stockholders approved, the Organogenesis 2018 Equity and Incentive Plan (the 2018 Plan). The purposes of the 2018 Plan are to provide long-term incentives and rewards to the Company’s employees, officers, directors and other key persons (including consultants), to attract and retain persons with the requisite experience and ability, and to more closely align the interests of such employees, officers, directors and other key persons with the interests of the Company’s stockholders.

The 2018 Plan authorizes the Company’s Board of Directors or a committee of not less than two independent directors (in either case, the Administrator) to grant the following types of awards: non-statutory stock options; incentive stock options; restricted stock awards; restricted stock units; stock appreciation rights; unrestricted stock awards; performance share awards; and dividend equivalent rights. The 2018 Plan is administered by the Company’s Board of Directors.

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

During the years ended December 31, 2024, 2023, and 2022, the Company recorded stock-based compensation expense of $10,578, $8,996 and $6,552, respectively, within selling, general and administrative expenses on the consolidated statements of operations and comprehensive income.

Restricted Stock Units (RSUs)

During the years ended December 31, 2024 and 2023, the Company granted 2,156,874 and 3,192,372 time-based restricted stock units to its employees, executives and the Board of Directors. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. The fair value of the restricted stock units is based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested at December 31, 2023	3,898,331	$3.54
Granted	2,156,874	$3.36
Vested	(1,434,809)	$3.67
Canceled/Forfeited	(91,066)	$4.16
Unvested at December 31, 2024	4,529,330	$3.40

As of December 31, 2024, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $8,316 and the weighted average remaining recognition period for unvested awards was 2.46 years.

Stock Options

The stock options granted during the years ended December 31, 2024 and 2023 were 2,640,601 and 3,554,528, respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods are as follows, presented on a weighted-average basis:

	Year Ended
	December 31,
	2024	2023

Risk-free interest rate	4.27%	4.00%
Expected term (in years)	6.21	6.25
Expected volatility	52.24%	51.00%
Expected dividend yield	0.0%	0.0%
Underlying stock price	$3.43	$2.47

These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2024 and 2023 of $1.89 and $1.32, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Options outstanding as of December 31, 2023	9,340,046	$4.60	6.66	$10,267
Granted	2,640,601	$3.43
Exercised	(1,225,435)	$1.02		$3,044
Canceled / forfeited	(191,332)	$3.65
Outstanding as of December 31, 2024	10,563,880	$4.74	7.26	$2,521
Options exercisable as of December 31, 2024	4,419,875	$5.89	5.68	$715
Options vested or expected to vest as of December 31, 2024	9,709,088	$4.86	7.14	$2,278

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The total fair value of options vested during the years ended December 31, 2024 and 2023 was $4,136 and $3,117, respectively.

As of December 31, 2024, the total unrecognized stock compensation expense was $6,514 and is expected to be recognized over a weighted-average period of 2.33 years.

16. Segment Information

The Company offers a comprehensive portfolio of regenerative medicine products. The Company organizes its products into two product categories, Advanced Wound Care (AWC) and Surgical & Sports Medicine (SSM), which serve two adjacent markets. Many of the Company’s products are clinically interchangeable and certain products are categorized as both AWC and SSM products. The Company’s products all contain regenerative medicine technologies and have the same customers and target market, require similar raw materials and commercial infrastructure, and exist within the same regulatory environment.

The Company’s CODM is the Chief Executive Officer. The CODM reviews consolidated gross profit and operating results to assess the overall performance of the Company, and make decisions to allocate resources among the consolidated entity. The CODM uses both gross profit and net income (loss) for the consolidated entity in the annual budget and forecasting process, and considers budget-to-actual variances in gross profit and operating expenses on a quarterly basis when making decisions about the allocation of operating and capital resources to each predominant business activity (research and development, capital expenditure, and employee headcount and compensation).

	Year Ended December 31,
	2024	2023	2022
Net revenue	$482,043	$433,140	$450,893
Less:
Cost of goods sold	115,741	106,481	105,019
Clinical expense	23,614	19,377	15,156
Salaries, wages, and other compensation (a)	181,773	177,396	179,947
Other segment items (b)	160,054	124,941	135,239
Segment net income	861	4,945	15,532

Reconciliation of segment net income:
Reconciling items	—	—	—
Consolidated net income	$861	$4,945	$15,532

(a) Salaries, wages, and other compensation includes: commissions, share-based compensation, and payroll taxes and benefits.

(b) Other segment items includes: impairment of property and construction, write down of capitalized internal-use software costs, internal technology, rent and other facilities expense, royalty expense, travel and entertainment expense, marketing expense, depreciation and amortization, and interest expense.

17. Income Taxes

The components of the income tax expense (benefit) consisted of the following for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Income tax expense (benefit):
Current tax expense (benefit)
Federal	$5,127	$1,275	$178
State	1,913	2,157	2,575
Foreign	11	3	17
Total current tax expense	7,051	3,435	2,770
Deferred tax expense (benefit)
Federal	(8,193)	3,311	5,446
State	(2,553)	(1,312)	(3,466)
Foreign	27	13	—
Total deferred tax expense (benefit)	(10,719)	2,012	1,980
Total income tax expense (benefit)	$(3,668)	$5,447	$4,750

On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. The Company determined that its net U.S. deferred tax assets did not require a valuation allowance as of December 31, 2024 and 2023.

As of December 31, 2024, the Company had state net operating loss carry-forwards of approximately $7,441, expiring from the year ended December 31, 2027 through 2038. The Company had state research and development tax credits of approximately $1,078, expiring in the year ended December 31, 2038.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Net operating loss carryforwards
Federal	$—	$2,455
State	489	665
Foreign	—	4
Capitalized research and development	24,250	17,608
Operating leases	10,326	12,503
Property and equipment	4,084	—
Tax credit carryforwards	1,078	—
Stock-based compensation	2,661	1,699
Other	7,107	6,404
Net deferred tax assets before valuation allowance	49,995	41,338
Property and equipment	—	(1,493)
Right-of-use assets	(9,251)	(10,002)
Intangibles	(1,282)	(1,841)
Net deferred tax assets	$39,462	$28,002

The Company has not recorded withholding taxes on the undistributed earnings of its Swiss subsidiary because it is the Company’s intent to reinvest such earnings indefinitely.

Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating losses and research and development tax credit carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years. The Company completed an analysis and determined that it had not experienced an ownership change during the periods 2001 through 2024.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported consolidated income tax benefit (expense) are summarized as follows:

	December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Federal valuation allowance	0.0%	0.0%	0.0%
State valuation allowance	0.0%	0.0%	0.0%
Return to provision and other adjustments	34.1%	(1.4%)	(1.6%)
Prior period correction	0.0%	0.0%	(8.5%)
Executive compensation limited by 162(m)	(24.8%)	12.0%	3.1%
State and local income taxes	3.8%	8.8%	6.8%
Meals and entertainment	(3.8%)	5.9%	0.0%
Nondeductible lobbying expenses	(6.4%)	1.7%	0.4%
Stock-based compensation	11.8%	1.3%	0.3%
Foreign rate differential	0.4%	(0.1%)	0.1%
Uncertain tax position reserves	22.1%	0.7%	0.3%
Nondeductible fringe benefits	(4.5%)	1.0%	0.4%
State credits	0.0%	1.1%	0.9%
Other nondeductible expenses	(0.9%)	0.4%	0.2%
Research and development credits	147.9%	0.0%	0.0%
Nondeductible transaction costs	(70.2%)	0.0%	0.0%
Effective income tax rate	130.5%	52.4%	23.4%

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits is $2,030, $2,837 and $2,642, as of December 31, 2024, 2023, and 2022, respectively.

A tabular roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Year Ended December 31,
	2024	2023	2022
Gross balance at beginning of year	$1,619	$1,632	$1,612
Additions based on tax positions related to the current period	—	113	206
Reductions for tax positions of prior years	(746)	(126)	(186)
Gross balance at end of year	$873	$1,619	$1,632

The Company files income tax returns in the United States federal and state jurisdictions and Switzerland. With limited exceptions, the Company is no longer subject to federal, state, local or foreign examinations for years prior to December 31, 2020. However, carryforward attributes that were generated prior to December 31, 2020 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

The Company recognizes interest and penalty-related expenses in tax expenses. The Company recorded $11 and $500 of interest for uncertain tax positions for the years ended December 31, 2024 and 2023, respectively, which is classified in accrued expenses and other current liabilities in the consolidated balance sheets. These amounts are not reflected in the reconciliation above.

18. Earnings (Loss) per Share (EPS)

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) attributable to the Class A common stockholders is as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$861	$4,945	$15,532
Accretion of Convertible Preferred Stock to redemption value	(412)	—	—
Cumulative dividend on Convertible Preferred Stock	(1,386)	—	—
Income tax on above	—	—	—
Net income (loss) attributable to common stockholders - basic and diluted	$(937)	$4,945	$15,532
Denominator:
Weighted average common shares outstanding —basic	131,673,278	131,231,317	130,070,231
Dilutive effect of restricted stock units	—	710,813	149,215
Dilutive effect of options	—	804,597	2,163,706
Weighted-average common shares outstanding—diluted	131,673,278	132,746,727	132,383,152
Earnings per share—basic	$(0.01)	$0.04	$0.12
Earnings per share—diluted	$(0.01)	$0.04	$0.12

For the years ended December 31, 2024, 2023, and 2022, outstanding stock-based awards of 15,092,510, 3,147,503 and 3,445,191, respectively, were excluded from the diluted EPS calculation as they were anti-dilutive. For the year ended December 31, 2024, 25,133,474 shares of common stock available upon conversion of Convertible Preferred Stock were excluded from the diluted EPS calculation as they were anti-dilutive.

19. Leases

The Company’s leases consist primarily of real estate, equipment and vehicle leases.

The Company leases real estate for office, lab, warehouse and production space under noncancelable leases that expire at various dates through 2041, subject to the Company’s options to terminate or renew certain leases for an additional five to ten years.

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

In August 2021, the Company purchased the building (the 275 Dan Road Building) under the lease with 275 Dan Road SPE, LLC for $6,013 and the lease was terminated. The Company recorded an asset of $4,943 to buildings within property and equipment, net, on the accompanying consolidated balance sheets.

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

Effective April 1, 2019, the Company agreed to accrue interest on accrued but unpaid lease obligations owed for rent in arrears to the owners of the buildings subject to the Related-Party Leases, at an interest rate equal to the rate charged under the 2019 Credit Agreement. The Company repaid the remaining accrued but unpaid lease obligations and associated accrued interest in installments throughout 2024. The accrued but unpaid lease obligations as well as the related accrued interest with respect to the remaining three Related-Party Leases are shown below:

	December 31,
	2024	2023
Principal portion of rent in arrears	$—	$5,273
Accrued interest on accrued but unpaid lease obligations	$—	$2,326

The accrued but unpaid lease obligations owed for rent in arrears was included in current portion of operating lease obligations, other than the balance related to the 275 Dan Road Building, which was included in accrued expenses and other current liabilities on the consolidated balance sheets, as of December 31, 2023. The accrued interest on the accrued but unpaid lease obligations was included in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2023.

In November 2024, the Company entered into a lease for a facility in Smithfield, Rhode Island, comprising manufacturing and office space (Smithfield Facility). The initial lease term is approximately sixteen years, with two ten-year renewal options, not considered probable of exercise at lease inception, and a right of first offer to purchase the Smithfield Facility in the event that its owner markets it for sale. The undiscounted minimum lease payments are $102,645, and the Company is entitled to a tenant improvement allowance of up to $18,376 for its planned build out of the manufacturing space, expected to be completed in fiscal 2027. The lease of the office space commenced at lease inception, and in connection therewith, the Company recorded a right-of-use asset and associated lease liability of $3,425. The Company has unilateral right to terminate the lease for a payment to the landlord of $1,250 in the event it does not secure certain anticipated state and local tax incentives by March 31, 2025.

During the year ended December 31, 2023, the Company terminated an existing agreement for the rental of certain medical garments. The Company recorded a loss of $559 in connection with the lease termination.

The components of lease cost were as follows:

	Classification	Year Ended December 31, 2024	Year Ended December 31, 2023
Finance lease
Amortization of right-of-use assets	COGS and SG&A	$1,151	$479
Interest on lease liabilities	Interest Expense	197	137
Total finance lease cost		1,348	616
Operating lease cost	COGS, R&D, SG&A	9,474	10,052
Short-term lease cost	COGS, R&D, SG&A	2,893	2,921
Variable lease cost	COGS, R&D, SG&A	6,615	5,595
Total lease cost		$20,330	$19,184

Supplemental balance sheet information related to finance leases was as follows:

	December 31,	December 31,
	2024	2023
Property and equipment, gross	$3,454	$3,454
Accumulated depreciation	(1,631)	(479)
Property and equipment, net	$1,823	$2,975

Current portion of finance lease obligations	$1,170	$1,081
Finance lease obligations, net of current portion	718	1,888
Total finance lease liabilities	$1,888	$2,969

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,962	$10,401
Operating cash flows for finance leases	$197	$137
Financing cash flows for finance leases	$1,081	$485

	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term
Finance leases	1.58	2.58
Operating leases	7.04	6.49

	December 31,	December 31,
	2024	2023
Weighted-average discount rate
Finance leases	7.91%	7.91%
Operating leases	4.91%	4.71%

As of December 31, 2024, the maturities of lease liabilities were as follows:

	Operating leases	Finance leases
2025	$11,119	$1,278
2026	11,955	737
2027	13,586	—
2028	9,210	—
2029	9,475
Thereafter	91,341	—
Total lease payments	146,686	2,015
Less: interest	(8,330)	(127)
Total lease liabilities	$138,356	$1,888

20. Commitments and Contingencies

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

The Company paid an upfront licensing fee to Vivex to sell Dual and Matrix, and also agreed to pay a fixed milestone payment for Dual in the event that its average sales price (ASP) is published by certain government agencies for a specified period of time, which the Company determined was probable. Additionally, the Company pays a low double-digit royalty on the Net Sales of Dual and VIA, and a high single-digit royalty on the Net Sales of Matrix, respectively, during the royalty term, as defined in the Vivex Agreement. The royalty term is commensurate with the initial term of the contract and will continue for each subsequent renewal period. The initial term of the agreement expires on December 31, 2026 and can be renewed for up to five additional one-year terms.

The Company recorded $5,000 in prepaid and other current assets and other assets for the payment of the upfront licensing fee, which is recognized as expense on a straight-line basis over the estimated life of the arrangement, which the Company determined to be three years, commensurate with the initial term of the contract. In December 2023, the Company recorded $2,500 in prepaid and other current assets, other assets, and accrued expenses and other current liabilities for the milestone payment, which it remitted in

January 2025. The Company remitted the option payment of $5,000 for VIA in April 2024. As of December 31, 2024 and 2023, $3,158 and $3,158 is recorded in prepaid and other current assets and $2,368 and $4,737 is recorded in other assets, respectively, in the accompanying consolidated balance sheets for the upfront licensing fees and milestone payment.

Royalties

The Company entered into a license agreement with a university for certain patent rights related to the development, use and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. In December 2024, the Company no longer contractually owed the royalties of $1,187 it had accrued, and accordingly at such time recorded an adjustment of $(1,187) in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. As of December 31, 2024 and 2023, accrued royalties totaled $0 and $1,187 respectively, and were classified as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheets. There was no royalty expense incurred during the years ended December 31, 2023, and 2022, related to this agreement.

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions.

The Company recorded $24,736, $5,456, and $7,279 in total royalty expense for the years ended December 31, 2024, 2023, and 2022, respectively, within selling, general and administrative expenses on the consolidated statements of operations and comprehensive income.

Legal Matters

In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable.

Other Commitments

As of December 31, 2024, we had commitments totaling $26,303 that are legally binding and enforceable. These commitments include purchase obligations for goods and services.

21. Related Party Transactions

Lease obligations to affiliates, including accrued but unpaid lease obligations, purchase of an asset under a finance lease with an affiliate, and renewal of leases with affiliates are further described in Note 19, Leases.

In November 2024, the Company repurchased 7,921,731 shares of Class A common stock from certain existing stockholders of the Company, including certain of its directors and their affiliates. These transactions are further described in Note 14, Stockholders’ Equity.

22. Employee Benefit Plan

The Company maintains a 401(k) Savings Plan (the "Plan") for the United States employees. Under the Plan, eligible employees may contribute, subject to statutory limitations, a percentage of their salary to the Plan. Contributions made by the Company are made at the discretion of the Board of Directors and vest immediately. During the years ended December 31, 2024, 2023, and 2022, the Company made employer contributions of $6,885, $7,430 and $6,601, respectively.