Form 10-K/A
period 2024-12-31
Organogenesis Holdings Inc.
filed 2025-04-29
CIK 1661181

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
common shares.
The number of shares of the registrant’s Class A common stock outstanding as of April 28, 2025 was 126,853,536.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id:	49	Auditor Name:	RSM US LLP	Auditor Location:	Boston, Massachusetts

EXPLANATORY NOTE
This Amendment No. 1 to Form

10-K

(this “Amendment”) amends the Annual Report on Form

10-K

for the fiscal year ended December 31, 2024 originally filed on February 27, 2025 (the “Original Filing”) by Organogenesis Holdings Inc. (“ORGO”, the “Company”, “we”, or “us”). We are filing this Amendment to present the information required by Part III of Form

10-K

as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2024.
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

ORGANOGENESIS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2024

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following biographical descriptions set forth certain information with respect to our directors as of April 11, 2025.

Name	Age	Position(s)
Alan A. Ades	86	Director
Robert Ades	51	Director
Michael J. Driscoll(1)	64	Director
Prathyusha Duraibabu(2)(3)	46	Director
David Erani	36	Director
Jon Giacomin(1)(2)(3)	60	Director, Chair of Nominating Committee and Chair of Compensation Committee
Gary S. Gillheeney, Sr.	70	Chair of the Board, President and Chief Executive Officer
Michele Korfin(3)	53	Director
Arthur S. Leibowitz(1)(2)(3)	71	Lead Independent Director and Chair of Audit Committee
Garrett Lustig(1)(3)	35	Director
Glenn H. Nussdorf	70	Director
Gilberto Quintero(2)	60	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

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

Robert Ades has been a member of our board of directors since 2020. Mr. Ades has been a Principal of Rugby Realty Co., Inc. since 2005. Mr. Ades has over twenty years of experience in commercial real estate. Mr. Ades received a B.A. in English Literature from the University of Michigan. We believe Mr. Ades is qualified to serve on our board of directors due to his business experience and the Ades family’s long term significant ownership interest in the Company. Mr. Ades is the son of Alan A. Ades.

Michael J. Driscoll has served as a member of our board of directors since 2022. Dr. Driscoll served as a Dean of the Richard J. Bolte, Sr. School of Business at Mount St. Mary’s University from 2018 until 2021. From 2010 to 2018, Dr. Driscoll was a professor of finance and economics at the Robert B. Willumstad School of Business at Adelphi University. Prior to his career in education, Dr. Driscoll worked for 28 years in the financial services industry. Among his career highlights during this period, he served as the Global Head of Trading for Geosphere Capital LLC, a hedge fund focused on global natural resources and industrials, from 2007 to 2010 and as a Senior Managing Director of Equity Trading at Bear, Stearns & Co. Inc., a global investment bank, from 2002 to 2007. Dr. Driscoll received a B.S. in Marine Transportation from SUNY Maritime College, an M.B.A. from Adelphi University and an Ed.D. from the University of Pennsylvania. We believe Dr. Driscoll is qualified to serve on our board of directors due to his experience in finance and economics.

Prathyusha Duraibabu has been a member of our board of directors since 2021. She has over two decades of experience in optimizing financial operations, driving organizational change, building diverse teams, and delivering results. Ms. Duraibabu has served as Chief Financial Officer of Sangamo Therapeutics, Inc., a genomic medicine company since June 2021 and has been with the company since March 2019 as its Vice President, Finance. Prior to joining Sangamo, Ms. Duraibabu served as Corporate Controller at Pacific Biosciences of California, Inc., a public commercial biotechnology company, from June 2010 to March 2019, where she was responsible for global financial operations, strategy, audit, and tax. Ms. Duraibabu received her B.S. in Accounting from Oxford Brookes University in Oxford, United Kingdom, and her M.B.A. from San Jose State University, California. Ms. Duraibabu is a Certified Public Accountant in the State of California. We believe that Ms. Duraibabu is qualified to serve on our board of directors due to her breadth of financial, operational, and compliance experience in various industries including biotechnology.

David Erani has served as a member of our board of directors since 2020. Mr. Erani served as Senior Consultant for UIC Inc. from 2015 to 2024. Mr. Erani is now an independent insurance and data consultant. Mr. Erani received a B.A. in Mathematics and a B.S. in Physics from Johns Hopkins University. We believe Mr. Erani is qualified to serve on our board of directors due to his business experience and the Erani family’s long term significant ownership interest in the Company. Mr. Erani is the son of Albert Erani, a former director.

Jon Giacomin has been a member of our board of directors since 2021. Mr. Giacomin serves as the Chief Operating Officer of the American Medical Association (“AMA”), a position he has held from January 2023 to present. Before joining the AMA, Mr. Giacomin served as the Chief Executive Officer of U.S. Anesthesia Partners, Inc. (“USAP”), a privately-owned, single-specialty anesthesia practice, from 2019 until 2021. Prior to joining USAP, Mr. Giacomin held various leadership positions at Cardinal Health, Inc. (NYSE: CAH) from 2001 to 2019, a leading distributor of pharmaceuticals, global manufacturer and distributor of medical and laboratory products and provider of performance and data solutions for health care facilities. Mr. Giacomin most recently served as Chief Executive Officer of Cardinal Health’s Medical Segment and previously served as Chief Executive Officer of its Pharmaceutical Segment from 2014 to 2018. Mr. Giacomin began his career as a Nuclear Engineer and Surface Warfare Officer in the U.S. Navy and subsequently held positions at Sotera Health Company (Nasdaq: SHC) and Griffith Micro Science International Inc. before joining Cardinal Health. Mr. Giacomin received a B.S. in Mechanical Engineering from the University of Notre Dame, and an MBA in Finance from the University of Chicago’s Booth School of Business. We believe that Mr. Giacomin is qualified to serve on our board of directors due to his experience in business management and experience working with public and private companies in the healthcare industry.

Gary S. Gillheeney, Sr. has served as our President and Chief Executive Officer since 2014, as a member of our board of directors since 2018 and as Chair of our board of directors since 2023. Previously, he served as our Executive Vice President, Chief Operating Officer and Chief Financial Officer from 2003 to 2014 and as our Chief Financial Officer from 2002 to 2003. Prior to joining Organogenesis, Mr. Gillheeney held executive positions at Innovative Clinical Solutions, Ltd., a provider of decision support and clinical knowledge solutions to healthcare staff, from 1999 to 2002, as its Chief Operating Officer, Chief Financial Officer, as well as Treasurer and Secretary. Prior to joining Innovative Clinical Solutions, Mr. Gillheeney held positions as Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary at Providence Energy Corporation. Mr. Gillheeney has a B.S. in Accounting from American International College and an M.B.A. from Bryant College. We believe that Mr. Gillheeney is qualified to serve on our board of directors due to his service as our President and Chief Executive Officer and his extensive knowledge of our company and industry.

Michele Korfin has been a member of our board of directors since 2022. Ms. Korfin is currently serving as the Chief Executive Officer for Australis Pharmaceuticals, a private oncology biotechnology company. Ms. Korfin served as the Chief Operating and Chief Commercial Officer of Gamida Cell Ltd. (Nasdaq: GMDA) from 2020 to 2024. While at Gamida Cell Ltd., Ms. Korfin was responsible for leading the operations strategy and execution for Omisirge, the only allogeneic stem cell therapy approved by the U.S. Food and Drug Administration (FDA) on the basis of a global randomized Phase 3 trial. Ms. Korfin also oversaw Omisirge launch initiatives. She also provided oversight for the operations and commercial strategy for the Natural Killer Cell platform. Prior to joining Gamida Cell, Ms. Korfin served as Chief Operating Officer at TYME Technologies, Inc. (Nasdaq: TYME), a biotechnology company focused on therapeutic candidates that target cancer metabolism, from 2018 until 2020. From 2016 until 2018, she was Vice President of Market Access at Kite Pharma, Inc., or Kite, a biotechnology company engaged in the development of cancer immunotherapy products that is now part of Gilead Sciences. At Kite, she oversaw the market access strategy, including payer relations, reimbursement and government affairs for Yescarta®, the first approved CAR-T therapy in lymphoma. She also worked closely with the manufacturing and supply chain teams at Kite to prepare for FDA approval and commercialization. Before joining Kite, Ms. Korfin spent more than a decade at Celgene Corporation (now part of Bristol Myers Squibb) in a variety of key strategic and operational roles, including overseeing the global development programs for Revlimid®, a therapy approved for patients with certain hematologic malignancies. She also led Celgene Corporation’s oncology sales force of over 120 representatives responsible for Abraxane®, which is now a standard of care in pancreatic cancer. Ms. Korfin holds an M.B.A. from Harvard Business School and a B.S. in Pharmacy from Rutgers University. She is a Registered Pharmacist in New Jersey. She previously served on the Board of Trustees of BioNJ, the organization that represents the biotechnology industry for New Jersey. We believe that Ms. Korfin is qualified to serve on our board of directors due to her experience in business management and experience working with public and private companies in the pharmaceutical industry.

Arthur S. Leibowitz has been a member of our board of directors since 2018 and has served as Lead Independent Director since 2023. Mr. Leibowitz is a clinical professor at the Robert B. Willumstad School of Business at Adelphi University, where he teaches courses in accounting and auditing to both graduate and undergraduate students. Mr. Leibowitz began as an adjunct professor at Adelphi University in 2008, became a full-time lecturer in 2010 and was promoted to clinical professor in 2013. Mr. Leibowitz previously served as a member of the board of directors and the audit committee of Arotech Corporation (formerly on Nasdaq: ARTX) from 2009 to 2014. Before joining Adelphi University, Mr. Leibowitz was an audit and business assurance partner at PricewaterhouseCoopers. During his twenty-seven years at PwC, Mr. Leibowitz served in a national leadership role for PwC’s retail industry group and was the portfolio audit partner for one of PwC’s leading private equity firm clients. Mr. Leibowitz is a certified public accountant in New York State and received a B.S. in accounting from Brooklyn College and a Masters of Accountancy from Stetson University. We believe that Mr. Leibowitz is qualified to serve on our board of directors due to his experience working with public and private companies on corporate finance and accounting matters.

Garrett Lustig has been a member of our board of directors since 2024. Mr. Lustig joined Avista Healthcare Partners in 2015 and serves as a Principal. Prior to joining Avista, Mr. Lustig worked in investment banking at Centerview Partners. Mr. Lustig currently serves as a director at ACP Northern Holdings, eMolecules, Taconic Biosciences and Terrats Medical, and previously served as a director at Solmetex, Spear Education, United BioSource Corporation and XIFIN. Mr. Lustig received a B.S. in Economics from Duke University. We believe Mr. Lustig is qualified to serve on our board of directors due to his investment and financial experience.

Glenn H. Nussdorf has served as a member of our board of directors since 2003. Mr. Nussdorf has served as Chief Executive Officer of Quality King Distributors, Inc., a distributor of health and beauty care products and prescription drugs, and its subsidiary QK Healthcare, Inc., since 1999. Previously, Mr. Nussdorf served as Chief Operating Officer of Quality King from 1997 to 1998 and as a Senior Vice President from 1994 to 1996. Mr. Nussdorf is also a major stockholder of Parlux Holdings, Inc., a vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances. Since 2017, Mr. Nussdorf has also served as a member of the board of directors of Parlux Holdings, Inc. We believe Mr. Nussdorf is qualified to serve on our board of directors due to his investment and financial experience, his expertise in business management and his long term significant ownership interest in the Company.

Gilberto Quintero has been a member of our board of directors since 2022. Dr. Quintero has served as Global Chief Quality Officer at Kimberly-Clark Corporation (NYSE: KMB) since 2019. He previously served as the Chief Quality and Regulatory Affairs Officer for Pharmaceuticals and Medical Devices at Cardinal Health,

Inc. (NYSE: CAH) from 2015 to 2019. Dr. Quintero’s experience also includes eleven years at Wyeth/Pfizer where he had technical leadership positions in R&D, Quality and Technical Operations. Dr. Quintero received his PhD in Chemistry from Texas A&M University, his M.B.A. from the University of Tennessee at Chattanooga and his Bachelor of Science in Chemistry from Catholic University of Puerto Rico. We believe that Dr. Quintero is qualified to serve on our board of directors due to his experience in quality and regulatory roles and significant business experience.

EXECUTIVE OFFICERS

The following biographical descriptions set forth certain information with respect to our executive officers who are not directors as of April 11, 2025.

Name	Age	Position
Gary S. Gillheeney, Sr.	70	President, Chief Executive Officer and Chair of the Board
David C. Francisco	59	Chief Financial Officer
Patrick Bilbo	63	Chief Operating Officer
Robert Cavorsi	46	Vice President, Strategy
Lori Freedman	58	Chief Administrative and Legal Officer
Brian Grow	49	Chief Commercial Officer
Antonio S. Montecalvo	59	Vice President, Health Policy

For biographical information concerning Gary S. Gillheeney, Sr., see “Directors” above.

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

Patrick Bilbo has served as our Chief Operating Officer since 2017. Previously, he served as our Senior Vice President, Regulatory, Government Affairs & Administration and other executive positions from 1999 to 2017. Prior to re-joining Organogenesis, from 1993 to 1998, he held Clinical Research and Regulatory positions at Cytyc Corporation (Hologic) and Stryker Corporation. From 1987 to 1992, he was in the Research and Development department at Organogenesis. Mr. Bilbo earned an M.B.A. from the Boston University Questrom School of Business, an M.A. in Biology and an M.A. in Technology Strategy & Policy from the Boston University Graduate School of Arts & Sciences, and a B.S. degree in Biology from Syracuse University.

Robert Cavorsi has served as our Vice President, Strategy since 2021. With over 20 years of experience at Organogenesis, he served as Executive Director, Commercial Development and Strategy from 2020 to 2021, Senior Director, Sales from 2018 to 2020, and Director, Sales Performance and Operations from 2016 to 2017. He served as Director, Sales Operations—Neurology at Sunovion Pharmaceuticals from 2015 to 2016. Before this, Mr. Cavorsi held various roles of increasing responsibility at Organogenesis in Sales, Marketing, National Accounts, and Business Relations from 2004 to 2015. Prior to joining Organogenesis, Mr. Cavorsi served as Product Specialist and Wound Care Sales Specialist at PDI, Inc. in 2003 and as a Tissue Engineering Specialist for Novartis from 2002 to 2003. Mr. Cavorsi holds a B.S. in Health Policy and Administration from The Pennsylvania State University.

Lori Freedman has served as our Chief Administrative and Legal Officer since March 2023. She became our General Counsel in 2017 and was our Vice President and General Counsel from 2018 until her promotion in March 2023. Previously, she served as Vice President, Corporate Affairs, General Counsel and Secretary of pSivida Corp. (n/k/a EyePoint Pharmaceuticals), a specialty biopharmaceutical company, from 2005 to 2016, as Vice President, Corporate Affairs, General Counsel and Secretary of Control Delivery Systems, a biotechnology company, from September 2001 to December 2005 (when it was acquired by pSivida Corp.), as Vice President, Business Development of Macromedia, a computer software company, from March 2001 to September 2001, and as Vice President, General Counsel for Allaire Corporation, a computer software company, from 1998 to 2001. Ms. Freedman holds a J.D. from the Boston University School of Law and a B.A. in economics and psychology from Brandeis University.

Brian Grow has served as our Chief Commercial Officer since 2017. Since 2004, he has served in a number of roles at Organogenesis with increasing responsibility, including as our Director of Sales, Commercial Operations, from 2013 to 2016, Associate Director, Marketing, from 2012 to 2013, Project Manager-Apligraf from 2011 to 2013, Regional Sales Manager from 2006 to 2011 and Tissue Regeneration Specialist from 2004 to 2006. Prior to joining Organogenesis, he was a pharmaceutical sales representative for Bristol-Myers Squibb from 2003 to 2004 and a Tissue Engineering Specialist for Innovex/Novartis from 2000 to 2003. Mr. Grow earned a B.A. in Psychology from William Jewell College.

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

CORPORATE GOVERNANCE

Code of Ethics and Conduct; Corporate Governance Guidelines

We have adopted a written code of ethics and conduct that applies to our directors, executive officers and employees, as well as corporate governance guidelines. Copies of the code of ethics and conduct and our corporate governance guidelines are posted on the Investor Relations (Investors & Media > Investors > Corporate Governance > Documents & Charters) section of our website, which is located at www.organogenesis.com. If we make any substantive amendments to the code of ethics and conduct or grant any waivers from the code of ethics and conduct for any executive officer or director, we will disclose the nature of such amendment or waiver on our website or in a Form 8-K.

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

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during fiscal year 2024 our directors, executive officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

Board Committees

Audit Committee

The Company has a standing audit committee consisting of Mr. Leibowitz, its chairperson, Ms. Duraibabu, Mr. Giacomin and Dr. Quintero. The audit committee is responsible for, among other matters: (i) reviewing and discussing with management and the independent auditor the annual and quarterly financial statements, and recommending to the board of directors whether the financial statements should be included in the Company’s Annual Report on Form 10-K or Quarterly Reports on Form 10-Q, as applicable; (ii) discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements; (iii) discussing with management major risk assessment and risk management policies including cybersecurity protocols; (iv) monitoring the independence of the independent auditor; (v) verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law; (vi) reviewing and approving related-party transactions (as required pursuant to the Company’s related party transactions policy); (vii) inquiring and discussing with management the Company’s compliance with applicable laws and regulations; (viii) pre-approving all audit services and permitted non-audit services to be performed by the Company’s independent auditor, including the fees and terms of the services to be performed; (ix) appointing or replacing the independent auditor; (x) determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; (xi) engaging a third party firm to perform an internal audit function and discussing and agreeing upon audit strategy and the scope of the internal audit function; (xii) review the status of the Company’s capital expenditures, including its investment in an ERP system; and (xiii) establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding the Company’s financial statements or accounting policies.

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

Compensation Committee

The Company has a standing compensation committee consisting of Mr. Giacomin, its chairperson, Ms. Duraibabu, Ms. Korfin, Mr. Leibowitz and Mr. Lustig. From April 19, 2023 until November 12, 2024, the compensation committee consisted of Mr. Giacomin, its chairperson, Ms. Duraibabu, Ms. Korfin and Mr. Leibowitz. All of the members of our compensation committee are independent under the applicable rules and regulations of Nasdaq, and each of them is a “non-employee director” as defined in Rule 16b-3 of the Exchange Act. Among other things, the compensation committee: (i) reviews and recommends for approval by the board of directors, executive officer compensation, including salary, bonus, and short term and long term incentive compensation levels (including equity compensation) and the corporate goals and objectives relevant to executive officer compensation; (ii) oversees the evaluation of the chief executive officer and other executive officers of the Company; (iii) retains a recognized independent compensation consultant (that meets certain independence factors) to assess the competitiveness of the Company’s compensation levels and practice applicable to the executive officers and directors of the Company; (iv) reviews and makes recommendations to the board of directors with respect to the Company’s employee benefit plans, including all incentive-compensation plans and equity-based plans; (v) reviews and makes recommendations to the board of directors with respect to the compensation of independent directors, committee chairpersons, and committee members, consistent with any applicable requirements of the Nasdaq rules; (vi) reviews any stockholder proposals related to compensation matters and makes recommendations to the board of directors regarding those proposals; (vii) prepares and approves for inclusion in the Company’s annual proxy statement and annual report on Form 10-K the report on executive compensation, if required by the rules of the Securities and Exchange Commission; (viii) reviews and discusses with the Company’s management the compensation discussion and analysis (CD&A) section in the Company’s annual proxy statement, and based on such review and discussion, determines whether to recommend to the board of directors that the CD&A be so included; and (ix) reviews and discusses with management the Company’s plans and practices to provide that our compensation programs, plans or practices do not encourage employees to take unnecessary risk that could threaten the Company.

Nominating Committee

The Company has a standing nominating committee consisting of Mr. Giacomin, its chairperson, Dr. Driscoll, Mr. Leibowitz and Mr. Lustig. From February 15, 2022 until November 12, 2024, the nominating committee consisted of Mr. Giacomin, its chairperson, Dr. Driscoll and Mr. Leibowitz. The board of directors has determined that each director of the nominating committee is independent under the applicable rules and regulations of Nasdaq. The nominating committee is responsible for, among other matters: (i) identifying, reviewing, evaluating and communicating with candidates qualified to become board members or nominees for directors of the board of directors consistent with criteria approved by the board of directors; (ii) recommending to the board of directors the persons to be nominated for election as directors at any meeting of stockholders and the persons (if any) to be elected by the board of directors to fill any vacancies or newly created directorships that may occur between such meetings; (iii) overseeing the Company’s corporate governance functions and developing, recommending to the board of directors and updating as necessary a set of corporate governance guidelines applicable to the Company and assisting the board in complying with them; (iv) overseeing the evaluation of the board of directors; (v) recommending to the board of directors the members of the board of directors to serve on committees of the board of directors; and (vi) making other recommendations to the board of directors relating to the directors of the Company.

ITEM	11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section provides an overview and analysis of our executive compensation program, including its design and objectives, as well as the rationale applied and the decisions made under our program with respect to the compensation paid or awarded in fiscal year 2024 to our Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and our three most highly compensated executive officers other than the PEO and PFO who were serving as executive officers at the end of the last completed fiscal year. We refer to these individuals as our named executive officers, or NEOs. For fiscal year 2024 our NEOs included Mr. Gillheeney, Mr. Francisco, Mr. Bilbo, Ms. Freedman and Mr. Grow. Later in this proxy statement, you will find a series of tables containing specific information about the compensation earned by these individuals in fiscal year 2024. The discussion below is intended to help you understand the detailed information provided in those tables and to put that information into context based on our overall compensation program for our NEOs.

The compensation of our executive officers is determined by our board of directors based upon the recommendation of our compensation committee. Our formal annual compensation review process generally takes place during the first quarter of each fiscal year, after the results of the previous fiscal year are known. Annual cash bonuses for the completed fiscal year, if any, and long-term equity-based incentive compensation awards, if any, are awarded by the board of directors based upon the recommendation of the compensation committee, generally during the first quarter of each fiscal year, after a review of the previous fiscal year’s results.

Our Executive Compensation Philosophy

The objectives of the Company’s executive compensation program are to align compensation with business objectives, individual performance, and the interests of the Company’s stockholders; motivate and reward high levels of performance; recognize and reward the achievement of Company goals; and enable the Company to attract, retain, and reward the highest quality executive talent.

Accordingly, the Company’s practice is to provide total compensation that is competitive with its peer companies. The compensation program is based on individual and Company performance and includes components that reinforce the Company’s incentive and retention-related compensation objectives. The principal components of our NEO compensation program are base salary, annual cash bonuses, long-term equity-based incentive compensation and benefits. Cash bonuses are included to encourage and reward effective performance relative to the Company’s near-term plans and objectives. Equity incentives are included to promote longer-term focus, to help retain key contributors and to align the interests of the Company’s executives and stockholders.

We believe that the design of our executive compensation program, with its emphasis on reward for achievement of the key objectives that comprise our annual and long-term business plan, does not create incentives for our executives to take excessive or unnecessary risks that could threaten the value of our company.

Role of Compensation Committee

The compensation committee, which currently consists of five of our eleven non-employee directors, is responsible for recommending to the board of directors the compensation philosophy and policies of the Company in general and for its executive officers in particular. In addition, the compensation committee makes recommendations to the board of directors with respect to base salary, annual cash bonuses and long-term equity incentives for our executive officers. Our compensation committee also makes recommendations to our board of directors, based on recommendations made by our compensation consultant, regarding independent director compensation.

Role of Compensation Consultant

In connection with its recommendations to the board of directors, the compensation committee retains an independent compensation consultant to assess the competitiveness of the Company’s compensation levels and practice applicable to the Company’s executive officers. This consulting firm also reviews the fees and equity awards for independent directors. These services include recommendations regarding our compensation practices and, based on direction from our compensation committee, detailed analyses and recommendations based on the percentile rankings of comparable executives, as well as independent directors, in our peer group companies. Nonetheless, the determinations made by the members of our compensation committee and board of directors are guided to a significant degree by their collective judgment and experience. During fiscal year 2024, the compensation committee engaged Pearl Meyer & Partners, LLC, which we refer to as Pearl Meyer, as an independent compensation consultant to advise on executive officer and board compensation.

Pearl Meyer assisted the committee by providing the following services in fiscal year 2024:

•	Updating the peer group of comparable companies used to benchmark executive and independent director compensation pay levels and understand market practices;

•

Reviewing competitive market compensation data, including data used for determining each of the components of the compensation of our Chief Executive Officer, each of our other NEOs, and other members of our executive management team, as well as for our independent directors;

•	Assisting in the design of the PSU awards that were added to our equity compensation component;

•	Providing advice on industry compensation practices, including the structure and mix of equity compensation, as well as compensation governance features; and

•	Participating in several of our compensation committee’s meetings in fiscal 2024.

In addition to providing data as mentioned below, in 2024, we also engaged Pearl Meyer to assist with an assessment of the performance and effectiveness of our board of directors. Management works with Pearl Meyer at the direction of the compensation committee to provide Pearl Meyer with all information it deems necessary to advise the compensation committee and board of directors. Pearl Meyer follows internal guidelines and practices to guard against any conflict of interest and to ensure the objectivity of its advice and has confirmed the same to our compensation committee and board of directors. After review and consultation with Pearl Meyer, our compensation committee has determined that Pearl Meyer is independent of the Company and the members of the compensation committee and board of directors.

Role of Company Management

Our Chief Executive Officer works closely with our compensation committee to ensure that our compensation committee is provided with the necessary information to make its decisions, including with respect to the performance of each of the other executive officers relative to each officer’s individual performance objectives, and to propose recommendations for compensation committee consideration regarding the compensation elements for those NEOs. Once our Chief Executive Officer has made his recommendations to our compensation committee, the committee reviews and makes a recommendation to our board of directors regarding final compensation determinations. Executive officers (including Mr. Gillheeney) do not participate in the compensation committee’s recommendation regarding and the board’s determination of their own annual compensation.

Benchmarking and Use of Peer Group Data

In making their recommendations and determinations, our compensation committee and our board of directors take into account publicly available information concerning the compensation practices of other, similarly situated companies in the biotechnology, medical device, life sciences and biopharmaceutical industries. This information is used by the compensation committee and the board of directors informally and primarily for purposes of comparison to ascertain whether our compensation practices for our executive officers are broadly competitive.

As indicated above, our compensation committee retained Pearl Meyer to conduct a study of peer companies for the purpose of reviewing the compensation levels of our executive team, including the NEOs. Pearl Meyer provided a proposed peer group to our compensation committee and our compensation committee then reviewed the peer group and, based on the available data and input from members of the committee, determined and approved the final peer group. Our compensation committee used the peer group data to help identify a reasonable benchmark for base salaries, annual cash bonuses and long-term equity-based incentive compensation and then analyzed company and individual performance to determine whether it was appropriate to move away from this baseline.

The processes described above regarding the roles of the compensation consultant and management and the use of benchmarking and peer group data in fiscal 2024 are consistent with our compensation committee’s practices in prior years and with its continuing practices.

The peer group was determined primarily by considering the following criteria: industry, amount of revenue, EBITDA, number of employees and market capitalization. The data from the peer group companies for the NEOs provided the compensation committee with a benchmark that it views as a point of reference, but not as a determining factor, for the compensation of the NEOs.

Pearl Meyer reviewed the peer group approved by our compensation committee for use in determining executive compensation for fiscal 2023 and determined that the profiles of these companies were within the criteria for determination of fiscal 2024 compensation, except for Cardiovascular Systems, Inc., Meridian Bioscience, Inc. and Natus Medical Incorporated, which were removed from the peer group because these companies had been acquired. Two companies, Bioventus Inc. and ZimVie Inc., were then added to our peer group because it was determined that these companies would be good additions based on the criteria that our compensation committee was considering.

After giving effect to these changes, the final group of peer companies approved by our compensation committee for use in determining executive compensation for fiscal 2024 was composed of the following companies:

Alphatec Holdings, Inc.	LeMaitre Vascular, Inc.
AngioDynamics, Inc.	MiMedx Group, Inc.
Anika Therapeutics, Inc.	NuVasive, Inc.
Artivion, Inc.	OraSure Technologies, Inc.
AtriCure, Inc.	Orthofix Medical Inc.
Avanos Medical, Inc.	Pacira BioSciences, Inc.
Bioventus Inc.	Vanda Pharmaceuticals Inc.
CONMED Corporation	Verical Corporation
Cutera, Inc.	ZimVie Inc.
Integra LifeSciences Holdings Corporation

Advisory “Say-on-Pay” Vote

At our 2024 Annual Meeting of Stockholders, approximately 92% of the shares voted on our annual “say-on-pay” proposal (excluding broker non-votes) were cast in favor of the compensation of our named executive officers as disclosed in our 2024 proxy statement. The compensation committee considered the results of the 2024 stockholder advisory vote on executive compensation when determining the Company’s 2025 executive and NEO compensation, and will continue to consider the results of stockholder advisory votes on executive compensation when making future decisions relating to our executive compensation programs and compensation for NEOs.

Executive Compensation Elements

The main components of our executive compensation program in 2024 were:

•	Base salary;

•	Annual cash bonuses;

•	Long-term equity incentive awards consisting of stock option and restricted stock units with time-based vesting; and

•	Benefits, including 401(k) contributions, medical, dental, life and disability insurance, payment for a leased automobile and other benefits.

The following discussion describes how each of these elements of compensation fit into our overall compensation objectives and describes how and why compensation recommendations were made by our compensation committee and decisions made by our board of directors with respect to each element based on our compensation consultant’s analysis of competitive market data and our annual review of corporate and individual performance.

Base Salaries

Base salaries are paid in order to provide a fixed component of compensation for our NEOs and other executive officers to reward the individual value that each executive officer brings to us through experience and past and expected future contributions to our success. Base salaries may be changed depending on the compensation of comparable positions within the peer group companies and published compensation surveys, the NEO’s responsibilities, skills, expertise, experience and performance, the NEO’s contributions to the Company’s results, and the overall performance of the Company compared to its peer group and other participants within the industry. In determining any changes to base salaries, our compensation committee and board of directors rely on this information, but also exercise judgment about each individual, and take into account special circumstances. Based on these factors and the recommendation of the compensation committee, our board of directors increased the base salaries of the NEOs effective April 1, 2024 as follows: (i) Mr. Gillheeney’s annual base salary was increased from $896,875 to $932,750; (ii) Mr. Francisco’s annual base salary was increased from $415,125 to $477,394; (iii) Mr. Bilbo’s annual base salary was increased from $466,375 to $485,030; (iv) Ms. Freedman’s annual base salary was increased from $475,020 to $494,021 and (v) Mr. Grow’s annual base salary was increased from $443,700 to $461,448.

Annual Cash Bonuses

As previously disclosed, in 2023 and prior years, our board of directors awarded discretionary bonuses to our executive officers. Those bonuses, while discretionary, were based significantly on the Company’s achievement of corporate performance metrics. In 2024, instead of discretionary bonuses, our board of directors tied these bonuses directly to the achievement of pre-agreed corporate performance objectives which included the Company’s net revenue, gross margin percentage and Adjusted EBITDA (excluding clinical expenses), with threshold, target and maximum goals and corresponding bonus weighting set for each metric.

The annual cash bonuses for 2024 were based on Company performance with respect to net revenue (45%), gross margin (10%) and Adjusted EBITDA (45%). For each performance objective, the board of directors set a target amount (100%), as well as minimum (75%), exceed (150%) and maximum (200%) thresholds. When calculating the attainment percentage for each objective, the board of directors compared the actual result against the thresholds set at the minimum, target, exceed and maximum levels (as shown below) to determine the percentage achievement.

Performance Objective	Minimum (75%)	Target (100%)	Exceed (150%)	Maximum (200%)	Actual Result
Net Revenue	$450,000,000	$470,000,000	$490,000,000	$510,000,000	$482,000,000
Gross Margin	76.0%	77.0%	77.5%	78.0%	76.1%
Adjusted EBITDA (excluding clinical expenses)	$43,000,000	$53,000,000	$63,000,000	$73,000,000	$64,100,000

The net revenue performance objective was met at between the target and exceed levels, resulting in a 130% attainment for this metric. The gross margin performance objective was met at between the minimum and target levels, resulting in a 77% attainment for this metric, and the Adjusted EBITDA performance objective was met at between the exceed and maximum levels, resulting in a 155% attainment for this metric. The overall Company performance with respect to these goals was therefore at the 136% level. As a result, each of our currently serving NEOs received annual cash bonuses at a 136% level of their respective target bonus opportunities.

Our board of directors decided it would reduce bonuses for certain of our executive officers if we had a material weakness in our internal control over financial reporting, but as of December 31, 2024, we had remediated our material weakness, and no bonus reduction was applied. Our board of directors also retained the discretion to award an executive a discretionary bonus above his or her performance-based bonus if the board of directors concluded one was warranted. For fiscal year 2024, the board of directors awarded David Francisco a $32,463 discretionary bonus above his performance-based bonus due to the remediation of our material weakness. The compensation committee and board of directors did not otherwise exercise any discretion with respect to the bonuses for 2024.

Our compensation committee recommended, and our board of directors approved, a cash bonus for each NEO for fiscal 2024 equal to the amount set forth for such NEO in the table below:

NEO	Base Salary	Target Percentage of Base Salary	Target Annual Cash Bonus	Amount Paid for 2024		Percentage of Target
Gary S. Gillheeney, Sr.	$932,750	100%	$932,750	$1,268,540		136%
David Francisco	477,394	60%	286,436	422,016	(1)	147	% (1)
Patrick Bilbo	485,030	70%	339,521	461,749		136%
Lori Freedman	494,021	60%	296,413	403,121		136%
Brian Grow	461,448	65%	299,941	407,920		136%

(1)	Reflects $389,553 annual cash bonus at the 136% level of his respective target bonus opportunity and $32,463 discretionary bonus.

For 2025, the board of directors has again determined that the payment of any cash bonuses will be based on the achievement of pre-agreed corporate performance objectives which include the Company’s net revenue (45%), gross margin percentage (10%) and Adjusted EBITDA (45%), with minimum, target and maximum goals set for each performance objective. Our board of directors retains negative discretion to reduce the amount of a bonus award notwithstanding achievement of a performance objective. In addition, our board of directors retains the discretion to award an executive a discretionary bonus above his or her performance-based bonus if the board of directors concludes one is warranted.

Long-term Equity-Based Incentive Compensation Awards

Long-term equity-based incentive compensation awards, if any, are awarded by the board of directors on a discretionary basis based upon the recommendation of the compensation committee after a review of the previous fiscal year’s results. Equity awards have the potential to be a significant component of each NEO’s compensation package. We emphasize equity awards to motivate our NEOs to drive the long-term performance of Organogenesis and to align their interests with those of our stockholders. We believe this emphasis is appropriate as these officers have the greatest role in establishing the Company’s direction and should have a significant proportion of their compensation aligned with the long-term interests of stockholders.

Our board of directors has traditionally made annual awards of stock options and restricted stock units, or RSUs, to provide a certain amount of equity to officers that will vest as long as the officer continues to work at Organogenesis. Stock option awards, which we view as a performance-based vehicle, align the interests of our NEOs with those of our stockholders because the awards will only have value if the market value of our Common

Stock increases from the date of grant. RSU awards provide a portion of the annual awards as full value awards that would not lose substantially all perceived value in a downturn of the price of our Common Stock. To encourage retention and focus our executives on building long-term value for our stockholders, we structure our annual stock option and RSU awards so that they vest over a service period of four years. The size of our annual awards for our NEOs is determined based on a total grant date fair value that is competitive with the value of equity awards granted to comparable officers at companies in our peer group. The percentages of the annual equity awards that are allocated to options and to RSUs are made each year by our board of directors upon the recommendation of our compensation committee. In fiscal 2024, our board of directors made the determination to allocate one-half of the total grant date fair value of the annual equity awards to RSU awards, with the remainder being allocated to stock option awards. Beginning in 2025, our board of directors, upon the recommendation of our compensation committee, determined that a portion of each officer’s annual equity awards would be made in the form of performance share awards (in addition to stock options and RSUs), and that the vesting and settlement of the performance share awards granted in 2025 will be based on the achievement of certain net revenue thresholds of the Company.

On February 21, 2024, our board of directors approved equity awards to each of our NEOs consisting of (i) grants of stock options vesting over four years in equal annual installments with respect to a designated number of shares as follows: Mr. Gillheeney, 1,238,729 shares, Mr. Francisco, 289,915 shares, Mr. Bilbo, 338,674 shares, Ms. Freedman, 276,737 shares, and Mr. Grow, 313,636 shares; and (ii) awards of RSUs vesting over four years in equal annual installments with respect to a designated number of shares as follows: Mr. Gillheeney, 685,131 shares, Mr. Francisco, 160,350 shares, Mr. Bilbo, 187,318 shares, Ms. Freedman, 153,061 shares, and Mr. Grow, 173,469 shares.

For 2025 and based on a recommendation of the compensation committee, our board of directors decided to allocate equity awards to our executive officers as follows: 50% of the total grant date fair value to RSU awards; 30% of the total grant date fair value to stock option awards; and 20% of the total grant date fair value to performance share awards. The performance share awards vest over three years based on achievement of certain net revenue thresholds of the Company.

Benefits

Health and Welfare Benefits. Our NEOs are eligible to participate in all of our employee benefit plans, including our medical, dental, vision, group life and disability insurance plans, in each case on the same basis as other employees. We believe that these health and welfare benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other benefits.

Retirement Savings. All of our full-time employees, including our NEOs, are eligible to participate in our 401(k) plan. Pursuant to our 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit (which was $20,500 in 2022, $22,500 in 2023 and $23,000 in 2024), with additional salary deferrals not to exceed $6,500 in calendar 2022 and $7,500 in calendar 2023 and 2024, available to those employees 50 years of age or older, and to have the amount of this reduction contributed to our 401(k) plan. In addition, in the fiscal years ended 2024, 2023 and 2022, the Company made discretionary matching contributions up to 6% of base salary, up to a maximum of $345,000, $330,000 and $305,000, respectively, per year, under the 401(k) plan.

Perquisites. We pay for a leased automobile and a related tax gross up for each of our NEOs. In addition, we pay the premiums for group term life insurance and long-term disability insurance (and a related tax gross up) for each of our NEOs.

Severance and Change of Control Benefits

Pursuant to his employment agreement, our CEO is entitled to specified benefits in the event of the termination of his employment under specified circumstances, including termination without cause or for good reason. We provide more detailed information about these benefits under the caption “- Agreement with Mr. Gillheeney” below.

We believe that severance protections in the context of a change of control transaction can play a valuable role in attracting and retaining executive officers, are an important part of an executive’s total compensation package and are consistent with competitive practices. We believe that the occurrence, or potential occurrence, of a change of control will create uncertainty regarding the continued employment of our NEOs. This uncertainty results from the fact that many change of control transactions result in significant organizational changes, particularly at the senior executive level. Accordingly, our board of directors has approved change in control retention agreements for each of our NEOs. These agreements provide each NEO with so-called “double trigger” benefits. In other words, the change of control does not itself trigger benefits; rather, benefits are paid if the employment of the NEO is terminated without cause during the 24-month period after the change of control. We believe a “double trigger” benefit maximizes stockholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing them appropriate protections as incentives to cooperate in negotiating any change of control in which their jobs may be at risk. We also provide severance benefits in an “Event of Constructive Termination” during the 24-month period after the change of control because we believe that a termination by the executive in these circumstances is conceptually the same as a termination by us without cause, and that in the context of a change of control potential acquirers would otherwise have an incentive to constructively terminate the executive’s employment to avoid paying severance. We have provided more detailed information about these benefits, along with estimates of their value under various circumstances, under the caption “- Potential Payments Upon Termination, Including Termination After a Change in Control Transaction” below.

Corporate Policies Covering Executive Compensation
Insider Trading Policy
Our board of directors has adopted an insider trading policy governing the purchase, sale, and other transactions in our securities by our directors, officers and employees. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. The policy prohibits our directors, officers, employees, and certain other covered persons from illegally trading in Company securities and related derivative securities while aware of material non-public
information about the Company or its securities. Additionally, certain individuals are prohibited from trading securities during various times throughout the year, and certain individuals must receive preclearance from our General Counsel or Chief Financial Officer prior to trading. Our insider trading policy is filed as an exhibit to our Annual Report on Form
10-K
for the year ended December 31, 2024.
Policy Against Short Sales, Hedging and Publicly Traded Options
As part of our insider trading policy, all employees, including executive officers, and members of our board of directors are prohibited from engaging in short sales and hedging transactions involving our securities, including zero-cost
collars, forward sale contracts, purchases or sales of puts, calls or other derivative securities.
Policy Against Purchasing Company Securities on Margin
Our insider trading policy also prohibits all employees, including executive officers, and members of our board of directors, from purchasing our securities on margin or borrowing against our securities held in a margin account.
Policy Against Repricing Stock Options and Stock Appreciation Rights
Our 2018 Plan prohibits the repricing of stock options and stock appreciation rights without stockholder approval.
Clawback Policy
In
June 2023
, the SEC approved Nasdaq’s proposed listing rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and Rule
10D-1
of the Exchange Act, which require listed companies to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers and to satisfy related disclosure obligations. Effective October 2, 2023, we adopted a Compensation Recovery Policy or “Clawback” Policy covering each of our executive officers (including our named executive officers) in accordance with these requirements. Our Clawback Policy requires the prompt recovery of certain excess incentive-based compensation received during an applicable three-year recovery period by current or former executive officers in the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws. Incentive-based compensation potentially subject to recovery under the Clawback Policy is, in general, limited to any compensation granted, earned, or vested based wholly or in part on the attainment of one or more financial reporting measures (whether cash or equity-based).
Equity Incentive Awards-Mechanics and Timing of Stock Option and other Equity Award Grants
Our compensation committee recommends and our board of directors approves all equity awards to our NEOs, including the CEO.
For annual option awards, the grant date is typically during February when our compensation committee and the full board of directors meet. This schedule permits the annual awards to NEOs to be effective at or near the same date that all our employees receive their annual equity awards. Our procedure for timing of stock option awards assures that grant timing is not being manipulated for employee gain.

Table of Contents
The exercise price for all stock options to the NEOs (including the CEO) is the fair market value of our Common Stock on the date of the grant. The fair market value of our Common Stock as of any particular date is defined as the closing price of our Common Stock on that date.
Although the Company does not have a formal policy regarding the timing of awards of stock options, stock appreciation rights and/or similar option-like instruments grants to our named executive officers, we do not grant equity awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information about the company based on equity award grant dates.
Federal Tax Considerations under Section 162(m)
Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to each of a company’s chief executive officer, chief financial officer and the three most highly compensated executive officers (other than the chief executive officer and chief financial officer), as well as any officer who was treated as a covered employee under Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, for any year beginning after December 31, 2016. All compensation in excess of $1 million paid to each of the executives described above (other than certain grandfathered compensation in effect before November 2017) will not be deductible by us.
While our board of directors considers the deductibility of awards as one factor in determining executive compensation, our board of directors may also look at other factors in making its decisions and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the compensation is not deductible by us for tax purposes.

COMPENSATION COMMITTEE REPORT

This Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and its discussions with management, this Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this proxy statement.

By the Compensation Committee,

Jon Giacomin, Chair

Prathyusha Duraibabu

Michele Korfin

Arthur S. Leibowitz

Garrett Lustig

Summary Compensation Table for Fiscal Year 2024

The following table sets forth information regarding compensation earned by our NEOs.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Stock Awards ($)(2)	Bonus ($)(3)	Non-equity incentive plan compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Gary S. Gillheeney, Sr.	2024	942,506	2,349,002	2,349,999	—	1,268,540	83,632	6,993,679
President and Chief Executive Officer; Principal Executive Officer	2023	908,669	2,245,159	2,249,999	762,344	—	78,500	6,244,671
	2022	883,145	2,699,432	2,249,998	87,500	—	89,982	6,010,057

David Francisco	2024	469,268	549,248	550,001	32,463	389,553	35,221	2,025,754
Chief Financial Officer;	2023	419,930	392,080	608,695	160,902	—	47,687	1,629,294
Principal Financial Officer	2022	405,502	388,676	323,994	24,300	—	43,339	1,185,811
Patrick Bilbo	2024	489,303	641,725	642,501	—	461,749	41,356	2,276,634
Chief Operating Officer	2023	472,944	528,622	821,739	277,944	—	55,606	2,156,855
	2022	456,339	509,871	424,996	31,850	—	48,876	1,471,932
Lori Freedman	2024	499,378	524,352	524,999	—	403,121	43,203	1,995,053
Chief Administrative and Legal Officer	2023	474,259	450,598	699,999	317,361	—	52,636	1,994,853
	2022	421,264	403,102	335,999	25,200	—	42,947	1,228,512
Brian Grow	2024	463,800	594,196	594,999	—	407,920	33,638	2,094,553
Chief Commercial Officer	2023	448,216	470,103	730,433	231,905	—	44,001	1,924,658
	2022	436,612	434,855	362,498	28,275	—	48,176	1,310,416

(1)

Represents the grant date fair value of option awards granted in fiscal years 2022, 2023 and 2024 calculated in accordance with Accounting Standards Codification Topic 718, “Compensation-Stock Compensation” (“ASC 718”). See Note 15 of the notes to our financial statements included in our Original Filing.

(2)

Represents the fair value of restricted stock unit awards granted in fiscal years 2022, 2023 and 2024 calculated in accordance with ASC 718. See Note 15 of the notes to our financial statements included in our Original Filing.

(3)	The amounts reported in this column for fiscal 2022, 2023 and 2024 represent the discretionary bonuses earned by our NEOs.
(4)	The amounts reported in this column for fiscal 2024 represent the bonuses received by our NEOs that are tied to the achievement of pre-agreed corporate performance metrics.
(5)	“All Other Compensation” for fiscal year 2024 includes:

(i)

for Mr. Gillheeney, (a) $45,073 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $18,723, (c) $12,192 representing the cost of group term life insurance, (d) $1,350 representing the cost of long-term disability insurance premiums and (e) $6,294 representing employer matching contributions under our 401(k) plan;

(ii)

for Mr. Francisco, (a) $17,911 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $7,441, (c) $4,105 representing the cost of group term life insurance, (d) $1,250 representing the cost of long-term disability insurance premiums and (e) $4,514 representing employer matching contributions under our 401(k) plan;

(iii)

for Mr. Bilbo, (a) $21,512 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $8,937, (c) $6,336 representing the cost of group term life insurance, (d) $1,298 representing the cost of long-term disability insurance premiums and (e) $3,273 representing employer matching contributions under our 401(k) plan;

(iv)

for Ms. Freedman, (a) $24,329 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $10,107, (c) $4,128 representing the cost of group term life insurance, (d) $1,322 representing the cost of long-term disability insurance premiums and (e) $3,317 representing employer matching contributions under our 401(k) plan; and

(v)

for Mr. Grow, (a) $21,092 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $6,789, (c) $1,440 representing the cost of group term life insurance, (d) $1,235 representing the cost of long-term disability insurance premiums and (e) $3,082 representing employer matching contributions under our 401(k) plan.

“All Other Compensation” for fiscal year 2023 includes:

(i)

for Mr. Gillheeney, (a) $41,554 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $17,263, (c) $12,191 representing the cost of group term life insurance, (d) $1,350 representing the cost of long-term disability insurance premiums and (e) $6,142 representing employer matching contributions under our 401(k) plan;

(ii)

for Mr. Francisco, (a) $17,660 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $7,336, (c) $3,998 representing the cost of group term life insurance, (d) $1,113 representing the cost of long-term disability insurance premiums and (e) $17,580 representing employer matching contributions under our 401(k) plan;

(iii)

for Mr. Bilbo, (a) $22,658 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $9,412, (c) $6,336 representing the cost of group term life insurance, (d) $1,250 representing the cost of long-term disability insurance premiums and (e) $15,950 representing employer matching contributions under our 401(k) plan;

(iv)

for Ms. Freedman, (a) $23,500 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $9,763, (c) $4,121 representing the cost of group term life insurance, (d) $1,254 representing the cost of long-term disability insurance premiums and (e) $13,998 representing employer matching contributions under our 401(k) plan; and

(v)

for Mr. Grow, (a) $20,786 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $6,691, (c) $1,440 representing the cost of group term life insurance, (d) $1,191 representing the cost of long-term disability insurance premiums and (e) $13,893 representing employer matching contributions under our 401(k) plan.

“All Other Compensation” for fiscal 2022 includes:

(i)

for Mr. Gillheeney, (a) $47,380 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $19,684, (c) $12,191 representing the cost of group term life insurance, (d) $1,350 representing the cost of long-term disability insurance premiums and (e) $9,377 representing employer matching contributions under our 401(k) plan;

(ii)

for Mr. Francisco, (a) $17,874 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $7,425, (c) $3,855 representing the cost of group term life insurance, (d) $1,075 representing the cost of long-term disability insurance premiums and (e) $13,110 representing employer matching contributions under our 401(k) plan;

(iii)

for Mr. Bilbo, (a) $18,221 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $7,569, (c) $6,336 representing the cost of group term life insurance, (d) $1,212 representing the cost of long-term disability insurance premiums and (e) $15,538 representing employer matching contributions under our 401(k) plan;

(iv)

for Ms. Freedman, (a) $16,930 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $7,034, (c) $4,022 representing the cost of group term life insurance, (d) $1,118 representing the cost of long-term disability insurance premiums and (e) $13,843 representing employer matching contributions under our 401(k) plan; and

(v)

for Mr. Grow, (a) $22,930 representing the costs related to a leased automobile, (b) a tax gross-up on the amount specified in (a) above of $7,381, (c) $1,427 representing the cost of group term life insurance, (d) $1,159 representing the cost of long-term disability insurance premiums and (e) $15,279 representing employer matching contributions under our 401(k) plan.

2024 Grants of Plan-Based Awards

The following table sets forth certain additional information regarding grants of plan-based awards to our NEOs for our 2024 fiscal year under our 2018 Plan:

	Grant Date	All other stock awards: Number of shares of stock or units(1) (#)	All other option awards: Number of securities underlying options(2) (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
Gary S. Gillheeney, Sr.
2024 Options	2/21/2024	—	1,238,729	$3.43	2,349,002
2024 RSUs	2/21/2024	685,131	—	—	2,349,999
David Francisco
2024 Options	2/21/2024	—	289,915	$3.43	549,248
2024 RSUs	2/21/2024	160,350	—	—	550,001
Patrick Bilbo
2024 Options	2/21/2024	—	338,674	$3.43	641,725
2024 RSUs	2/21/2024	187,318	—	—	642,501
Lori Freedman
2024 Options	2/21/2024	—	276,737	$3.43	524,352
2024 RSUs	2/21/2024	153,061	—	—	524,999
Brian Grow
2024 Options	2/21/2024	—	313,636	$3.43	594,196
2024 RSUs	2/21/2024	173,469	—	—	594,999

(1)	Restricted Stock Unit Awards (“RSUs”)

In February 2024, the Company awarded restricted stock units to Mr. Gillheeney, Mr. Francisco, Mr. Bilbo, Ms. Freedman and Mr. Grow, which vest in equal annual installments over four years beginning February 15, 2024, provided the NEO remains employed with the Company at the time of vesting. The fair value of these awards was determined based on the fair value of the stock on the date of grant. The aggregate grant date fair value of restricted stock units granted during the fiscal year is computed in accordance with the provisions of ASC 718.

(2)	Stock Options

In February 2024, the Company awarded stock options to Mr. Gillheeney, Mr. Francisco, Mr. Bilbo, Ms. Freedman and Mr. Grow, which become exercisable in equal annual installments over four years beginning February 15, 2024, provided the NEO remains employed with the Company at the time of vesting. Each of the option awards has a ten-year term. The aggregate grant date fair value of stock options granted during the fiscal year is computed in accordance with the provisions of ASC 718. The exercise price of the options is equal to the closing price of our Common Stock on the date of grant.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

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

Agreement with Mr. Gillheeney

We entered into an employment agreement with Mr. Gillheeney, dated February 1, 2007. The agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of

April 1, 2025, Mr. Gillheeney’s annual base salary was increased from $932,750 to $970,060, and he is currently eligible to receive a target annual performance bonus of 110% of his base salary. In August 2018, our board of directors agreed that if Mr. Gillheeney is terminated involuntarily without cause or he resigns with good reason, these terms as defined in the employment agreement, he is entitled to the following (subject to his execution of a release in form and substance reasonably satisfactory to us): (i) his then current annual base salary payable in 12 equal monthly installments, (ii) a continuation of benefit coverage for one (1) year, and (iii) executive outplacement services with a mutually agreeable outplacement provider for up to one (1) year.

Agreement with Mr. Francisco

We entered into an employment letter agreement with Mr. Francisco, dated January 13, 2021. The letter agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2025, Mr. Francisco’s annual base salary was increased from $477,394 to $515,586 and he is currently eligible to receive a target annual performance bonus of 60% of his base salary.

Agreement with Mr. Bilbo

We entered into an employment letter agreement with Mr. Bilbo, dated February 14, 2017. The letter agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2025, Mr. Bilbo’s annual base salary was increased from $485,030 to $504,431 and he is currently eligible to receive a target annual performance bonus of 70% of his base salary.

Agreement with Ms. Freedman

We entered into an employment letter agreement with Ms. Freedman, dated January 19, 2018. The letter agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2025, Ms. Freedman’s annual base salary was increased from $494,021 to $513,782 and she is currently eligible to receive a target annual performance bonus of 60% of her base salary.

Agreement with Mr. Grow

We entered into an employment letter agreement with Mr. Grow, dated May 9, 2017. The letter agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. As of April 1, 2025, Mr. Grow’s annual base salary was increased from $461,448 to $479,906 and he is currently eligible to receive a target annual performance bonus of 65% of his base salary.

Change in Control Retention Agreements

We have also entered into a Change in Control Retention Agreement with each of our executive officers. See “- Potential Payments Upon Termination, Including Termination After a Change in Control Transaction” below for additional information.

Outstanding Equity Awards at Fiscal 2024 Year End

The following table sets forth information regarding outstanding stock options and restricted stock units held by our named executive officers as of December 31, 2024.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Option Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Gary S. Gillheeney, Sr.	465,392	—		4.04	4/22/2030	4/22/2020
	296,467	98,822	(2)	13.68	2/16/2031	2/16/2021
	332,266	332,266	(3)	8.03	2/15/2032	2/15/2022
	413,845	1,241,536	(4)	2.51	2/22/2033	2/22/2023
	—	1,238,729	(5)	3.43	2/21/2034	2/21/2024
							1,510,448	4,833,434
David Francisco	43,239	—		12.74	2/15/2031	2/15/2021
	62,966	20,989	(2)	13.68	2/16/2031	2/16/2021
	47,846	47,846	(3)	8.03	2/15/2032	2/15/2022
	71,973	215,919	(4)	2.51	2/22/2033	2/22/2023
	—	289,915	(5)	3.43	2/21/2034	2/21/2024
							365,146	1,168,467
Patrick Bilbo	142,100	—		3.46	5/4/2027	5/4/2017
	101,500	—		3.46	5/4/2027	5/4/2017
	224,185	—		4.04	4/22/2030	4/22/2020
	61,917	20,639	(2)	13.68	2/16/2031	2/16/2021
	62,761	62,761	(3)	8.03	2/15/2032	2/15/2022
	97,163	291,491	(4)	2.51	2/22/2033	2/22/2023
	—	338,674	(5)	3.43	2/21/2034	2/21/2024
							462,017	1,478,454
Lori Freedman	40,600	—		5.40	2/21/2028	2/21/2018
	177,310	—		4.04	4/22/2030	4/22/2020
	50,583	16,861	(2)	13.68	2/16/2031	2/16/2021
	49,618	49,618	(3)	8.03	2/15/2032	2/15/2022
	82,769	248,307	(4)	2.51	2/22/2033	2/22/2023
	—	276,737	(5)	3.43	2/21/2034	2/21/2024
							385,348	1,233,114
Brian Grow	958	—		1.24	1/12/2025	1/12/2015
	4,060	—		2.47	8/11/2025	8/11/2015
	102,200	—		3.46	5/4/2027	5/4/2017
	60,900	—		3.46	5/4/2027	5/4/2017
	213,995	—		4.04	4/22/2030	4/22/2020
	61,917	20,639	(2)	13.68	2/16/2031	2/16/2021
	53,532	53,531	(3)	8.03	2/15/2032	2/15/2022
	86,367	259,103	(4)	2.51	2/22/2033	2/22/2023
	—	313,636	(5)	3.43	2/21/2034	2/21/2024
							416,993	1,334,378

(1)

The market values of the awards set forth in this table are based on the number of awards shown multiplied by the closing price of our Common Stock on December 31, 2024 ($3.20), as reported by the Nasdaq Capital Market.

(2)	The option becomes exercisable in equal annual installments over four years beginning February 16, 2021, subject to continued employment.
(3)	The option becomes exercisable in equal annual installments over four years beginning February 15, 2022, subject to continued employment.
(4)	The option becomes exercisable in equal annual installments over four years beginning February 15, 2023, subject to continued employment.
(5)	The option becomes exercisable in equal annual installments over four years beginning February 15, 2024, subject to continued employment.

2024 Options Exercised and Stock Awards Vested

The following table sets forth the value realized by our NEOs from options to purchase Common Stock exercised by the NEOs during fiscal year 2024 and shares of Common Stock underlying unit awards that settled during fiscal year 2024. The value realized per share for options is based on the difference between the exercise price and the fair market value of our Common Stock on the date the options were exercised. The value realized upon vesting of the stock awards is based on the fair market value of the shares on the settlement date of the unit awards.

	Option Awards		Stock Awards (1)
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Gary S. Gillheeney, Sr.	1,067,245	$2,774,837	329,106	$1,189,128
David Francisco	—	—	73,455	$269,766
Patrick Bilbo	152,250	252,735	106,281	$383,088
Lori Freedman	—	—	89,113	$321,574
Brian Grow	—	—	94,856	$341,384

(1)

These stock awards consist of (i) 25% of the RSUs granted on April 22, 2020 that vested and settled in April 2024 (except that no stock award was issued to Mr. Franscisco in April 2020 because he had not yet joined the Company), (ii) 25% of the RSUs granted on February 16, 2021 that vested and settled in February 2024, (iii) 25% of the RSUs granted on February 15, 2022 that vested and settled in February 2024, and (iv) 25% of the RSUs granted on February 22, 2023 that vested and settled in February 2024. The amounts shown in this column represent the number of shares of Common Stock underlying the RSUs vested multiplied by the closing price of our Common Stock on the vesting day without giving effect to the forfeiture of shares underlying the RSUs for tax withholding purposes.

(2)

Computed by determining the market value per share of the shares acquired based on the difference between:(a) the per share market value of our Common Stock at exercise, defined as the closing price on the date of exercise, or the weighted average selling price if same-day sales occurred, and (b) the exercise price of the options.

Potential Payments Upon Termination, Including Termination After a Change in Control Transaction

Termination (Not in Connection with a Change in Control)

If Mr. Gillheeney is terminated involuntarily without cause or he resigns with good reason (not in connection with a change in control transaction), these terms as defined in the employment agreement, he is entitled to the following (subject to his execution of a release in form and substance reasonably satisfactory to us): (i) his then current annual base salary payable in 12 equal monthly installments, (ii) a continuation of benefit coverage for one (1) year, and (iii) executive outplacement services with a mutually agreeable outplacement provider for up to one (1) year.

The other NEOs are not entitled to payments upon termination of their employment not in connection with a change in control transaction.

Termination (Change in Control)

We and each of our executive officers entered into a Change in Control Retention Agreement (the “Change in Control Agreement”). Pursuant to the Change in Control Agreement, if the executive’s employment is terminated during the twenty-four month period following a “Change in Control” (a) by us without “Cause” or (b) by the executive upon the occurrence of an “Event of Constructive Termination” (as those terms are defined in the Change in Control Agreement), the executive will receive from us: (i) a lump-sum amount equal to one times (two times in the case of Mr. Gillheeney, our Chief Executive Officer) the executive’s base annual salary and the executive’s annual target bonus, in each case at the highest rate in effect at any time during the 12 months immediately preceding the termination of the executive’s employment with us; (ii) for up to 12 months (24 months in the case of Mr. Gillheeney) following the executive’s termination of employment, payment of the difference between the cost of COBRA continuation coverage for the executive and any dependent who received health insurance coverage prior to such termination, and any premium contribution amount applicable to the executive as of such termination; and (iii) full acceleration of the vesting of any time-based equity awards held by the executive. Our obligation to provide the foregoing benefits is subject to the executive entering into a new noncompetition agreement with us and the effectiveness of a release of claims executed by the executive in favor of us.

The following tables shows the potential payments due to each of our NEOs (i) upon termination of employment without cause not in connection with a change in control and (ii) upon termination of employment without cause within 24 months following a change of control; assuming such termination were to have occurred as of December 31, 2024.

	Termination Without Cause(1) Not in Connection with a Change in Control
	Salary ($)	Bonus ($)	Benefits ($)(2)	Other ($)(3)	Value of Modified Equity Awards ($)(4)	Total ($)
Gary S. Gillheeney, Sr.	932,750	—	10,017	282,099	—	1,224,866
David Francisco	—	—	—	47,292	—	47,292
Patrick Bilbo	—	—	—	65,206	—	65,206
Lori Freedman	—	—	—	36,014	—	36,014
Brian Grow	—	—	—	62,036	—	62,036

(1)

“Cause” is defined as (a) gross negligence in the performance of assigned duties; (b) refusal to perform or discharge the duties or responsibilities assigned by the Chief Executive Officer and/or Board of Directors, provided the same are not illegal and are consistent with the duties customarily associated with your position; (c) conviction of a felony; (d) willful or prolonged unexcused absence from work; (e) falseness of any material statement in any employment application with, or resume or other written communication to the Company; or (f) the material breach of your obligations under this Agreement or the Invention, Nondisclosure and Non-Competition Agreement to the material detriment of the Company.

(2)

Consists of medical and dental benefits and life insurance coverage. The value is based upon the type of insurance coverage we carried for each executive officer as of December 31, 2024 and is valued at the premiums in effect on December 31, 2024.

(3)

Represents (a) for each NEO, accrued vacation pay due to the executive officer as of December 31, 2024 and (b) for Mr. Gillheeney, estimated executive outplacement services with a mutually agreeable outplacement provider for up to one (1) year.

(4)	No options or restricted stock units would vest as a result of the termination of the executive officer’s employment without cause not in connection with a change of control.

	Termination Without Cause(1) Following a Change in Control
	Salary ($)	Bonus ($)(2)	Benefits ($)(3)	Other ($)(4)	Value of Modified Equity Awards ($)(5)	Total ($)
Gary S. Gillheeney, Sr.	1,865,500	1,865,500	16,119	125,397	5,690,093	9,562,609
David Francisco	477,394	286,436	23,472	47,292	1,317,451	2,152,045
Patrick Bilbo	485,030	339,521	15,932	65,206	1,679,583	2,585,272
Lori Freedman	494,021	296,413	23,472	36,014	1,404,445	2,254,365
Brian Grow	461,448	299,941	23,669	62,036	1,513,159	2,360,253

(1)

“Change in control” is defined as the occurrence of any of the following: (i) the acquisition other than by the Control Group by an individual, entity, group or any other person of beneficial ownership of more than fifty percent (50%) or more of either (x) the then-outstanding shares of Common Stock of the Company or (y) the combined voting power of the election of directors for the Company; and/or (ii) the sale of substantially all of the Company’s assets or a merger or sale of stock wherein the holders of the Company’s capital stock immediately prior to such sale do not hold at least a majority of the outstanding capital stock of the Company or its successor immediately following such sale; (iii) the Company’s stockholders approve and complete any plan or proposal for the liquidation or dissolution of the Company; and/or (iv) individuals who, as of the date hereof, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequently to the date hereof whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board.

(2)	Amount represents 100% of the executive’s target bonus for the fiscal year in which termination of employment occurs. In the case of our CEO, the amount represents 200% of his target bonus.
(3)

Represents payment of the difference between the cost of COBRA continuation coverage for the executive officer and any dependent who received health insurance coverage prior to December 31, 2024, and any premium contribution amount applicable to the executive as of December 31, 2024.

(4)	Represents accrued vacation pay due to the executive officer as of December 31, 2024.
(5)

Represents the intrinsic value, as of December 31, 2024, of all unvested stock options and restricted stock units that would vest as a result of the termination of the executive officer’s employment as of December 31, 2024, in connection with a change of control. 3,417,178 unvested shares underlying stock options held by our NEOs were excluded from the intrinsic value calculation because the underlying stock options were underwater as of December 31, 2024.

CEO Pay Ratio

In accordance with Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are required to disclose the ratio of the annual total compensation of our principal executive officer to the median of the annual total compensation of all of our employees other than our principal executive officer. For fiscal year 2024, the annual total compensation for Gary S. Gillheeney, Sr., our Chief Executive Officer, as reported in our Summary Compensation Table, was $6,993,679, and the annual total compensation for our median employee was $222,778, resulting in an estimated pay ratio of approximately 31:1.

We identified the median employee as of December 31, 2024, by aggregating for each employee employed on that date base salary or wages actually paid in fiscal year 2024. We chose this methodology because we believed it was reasonably representative of our employee compensation. We then ranked our employees from lowest to highest using this compensation measure. This calculation was performed for all of our employees who were employed on December 31, 2024, excluding Mr. Gillheeney, which totaled 868 employees, all of whom are based in the United States. Foreign employees, which total fewer than 5% of our employees, were excluded. We selected the employee ranked 434 on the list as our “median employee” for purposes of calculating the pay ratio and then determined that employee’s annual total compensation in the same manner as we determined Mr. Gillheeney’s compensation for purposes of the Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation

All of the members of our compensation committee, Mr. Giacomin, its chairperson, Ms. Duraibabu, Ms. Korfin, Mr. Leibowitz and Mr. Lustig, are independent under the applicable rules and regulations of Nasdaq, and each of them is a “non-employee director” as defined in Rule 16b-3 of the Exchange Act. From April 19, 2023 until November 12, 2024, the compensation committee consisted of Mr. Giacomin, its chairperson, Ms. Duraibabu, Ms. Korfin and Mr. Leibowitz.

As disclosed herein, decisions about the compensation of our executive officers are made by our board of directors based upon the recommendation of our compensation committee. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve as members of the Company’s compensation committee or board of directors. None of the members of our board of directors is an officer or employee of our company nor has any of them ever been an officer or employee of our company, in each case, other than Mr. Gillheeney.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Owned by Directors, Executive Officers and Greater-than-5 percent Stockholders

The following table sets forth certain information with respect to beneficial ownership of our Common Stock, as of April 11, 2025, by:

•	each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5% of our Common Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock (i) underlying RSUs that will vest within 60 days of April 11, 2025 or (ii) subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 11, 2025, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 126,853,536 shares of our Common Stock outstanding as of April 11, 2025. The number of outstanding shares beneficially owned by each stockholder below was obtained from the most recent publicly filed information, as applicable.

Name and Address of Beneficial Owner(1)	Number of Shares	Right to Acquire	Total	Percentage of Shares Outstanding
5%+ Stockholders
Significant Stockholder Group(2)	51,085,402	—	51,085,402	40.3%
Avista Healthcare Partners III, L.P. and affiliated entities(3)	—	35,359,937	35,359,937	21.3%
Organo PFG LLC and affiliated entities(4)	11,131,474	—	11,131,474	8.8%
Morgan Stanley(5)	11,505,331	—	11,505,331	9.1%
Soleus Capital Master Fund, L.P.(6)	12,484,876	—	12,484,876	9.8%
Michael W. Katz(7)	995,062	—	995,062	*
Directors and Named Executive Officers
Gary S. Gillheeney, Sr.	1,775,002	2,496,452	4,271,454	3.3%
Alan A. Ades(8)	22,319,836	—	22,319,836	17.6%
Robert Ades	—	—	—	—
Michael J. Driscoll	117,304	—	117,304	*
Prathyusha Duraibabu	148,644	—	148,644	*
David Erani	—	—	—	—
Jon Giacomin	142,623	—	142,623	*
Michele Korfin	140,670	—	140,670	*
Arthur S. Leibowitz	187,611	30,000	217,611	*
Garrett Lustig	27,339	—	27,339	*
Glenn H. Nussdorf(9)	11,912,841	—	11,912,841	9.4%
Gilberto Quintero	140,670	—	140,670	*
Patrick Bilbo	447,512	923,478	1,370,990	1.1%
David Francisco	142,335	415,387	557,722	*
Lori Freedman	167,449	594,503	761,952	*
Brian Grow	200,530	795,152	995,682	*
All directors and executive officers as a group (18 individuals)(10)	37,985,504	5,827,474	43,812,978	33.0%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Organogenesis Holdings Inc., 85 Dan Road, Canton, Massachusetts 02021.
(2)

Alan A. Ades, Albert Erani, Glenn H. Nussdorf, Dennis Erani, Starr Wisdom, Josette Ades and certain of their respective affiliates, including Organo PFG LLC, Organo Investors LLC, Dennis Erani 2012 Issue Trust, Alan Ades as Trustee of the Alan Ades 2014 GRAT, Albert Erani Family Trust dated 12/29/2012, RED Holdings, LLC, GN 2016 Family Trust u/a/d August 12, 2016 and GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016, who we refer to collectively as the Significant Stockholder Group, control a significant amount of the voting power of the outstanding Common Stock. The Significant Stockholder Group reported that they hold their shares of our stock as part of a group (as defined in Section 13(d)(3) of the Exchange Act) for the purposes of reporting beneficial ownership of the Company’s securities in an Amendment No. 9 to Schedule 13D filed on January 13, 2025.

(3)

Consists of (i) 17,883,968 shares of Common Stock issuable upon the conversion of 65,750 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Preferred Stock”) held by Avista Healthcare Partners III, L.P. (“AHP III”) and (ii) 17,475,969 shares of Common Stock issuable upon the conversion of 64,250 shares of Convertible Preferred Stock held by AHP III Orchestra Holdings, L.P. (“AHP III Orchestra”, and together with AHP III, “Avista”). AHP III and AHP III Orchestra collectively hold 100% of the outstanding shares of Convertible Preferred Stock. The number of shares of Common Stock issuable upon conversion of the Convertible Preferred Stock includes the accumulated Regular Dividend (as defined in the Certificate of Designation) as of March 31, 2025. The

Convertible Preferred Stock is convertible at the option of a holder at any time into shares of Common Stock at an initial implied conversion price of $3.7917 per share; provided, however, the maximum number of shares of Common Stock issuable upon conversion of the Convertible Preferred Stock prior to receipt by the Company of stockholder approval (the “Requisite Stockholder Approval”), as contemplated by Nasdaq listing rules, is an aggregate of 26,502,042 shares of Common Stock, and until the Requisite Stockholder Approval is obtained, no person or group of persons may beneficially own shares of Common Stock issuable upon conversion of the Convertible Preferred Stock in an amount greater than 19.99% of the then-outstanding shares of Common Stock. The Convertible Preferred Stock has no expiration date. The number of shares reflected in the table above assumes that the Requisite Stockholder Approval is obtained. Avista Capital Partners VI GP, L.P., a Delaware limited partnership (“ACP GP”), is the general partner of each of AHP III and AHP III Orchestra and exercises voting and dispositive power over the shares held by AHP III and AHP III Orchestra. Avista Capital Managing Member VI, LLC, a Delaware limited liability company (“ACP Managing Member”), is the general partner of ACP GP. Voting and disposition decisions at ACP Managing Member are made by an investment committee, the members of which are Thompson Dean, David Burgstahler, Robert Girardi and Sriram Venkataraman. None of the foregoing persons has the power individually to vote or dispose of any shares; however, Messrs. Dean and Burgstahler have veto rights over the voting and disposition of any shares. Mr. Dean and Mr. Burgstahler each disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein, if any. The address of each of the foregoing is c/o Avista Healthcare Partners, 65 East 55th Street, 18th Floor, New York, New York 10022.
(4)

Consists of (i) 8,279,490 shares of Common Stock held by Organo PFG LLC and (ii) 2,851,984 shares of Common Stock held by Organo Investors LLC. Alan A. Ades and Albert Erani are managing members of Organo PFG LLC and of Organo Investors LLC and they share voting and investment power over the shares of Common Stock held by each entity. Each of Mr. Ades and Mr. Erani disclaim beneficial ownership of the shares of Common Stock held by each of Organo PFG LLC and Organo Investors LLC, except to the extent of his pecuniary interest therein. The address of each of the foregoing is c/o Rugby Realty Co., Inc., 300 Lighting Way, Secaucus, NJ 07094.

(5)

According to a Schedule 13G filed with the SEC on February 9, 2024, (i) Morgan Stanley had shared voting power with respect to 11,500,855 shares of Common Stock and shared dispositive power with respect to 11,505,331 shares of Common Stock and (ii) Morgan Stanley & Co. LLC had shared voting power and shared dispositive power with respect to 11,478,036 shares of Common Stock, as of December 31, 2023. The securities being reported on by Morgan Stanley as a parent holding company are owned, or may be deemed to be beneficially owned, by Morgan Stanley & Co. LLC, a wholly-owned subsidiary of Morgan Stanley. The address of each of the foregoing is 1585 Broadway New York, NY 10036.

(6)

Consists of 12,484,876 shares of Common Stock held by Soleus Capital Master Fund, L.P. (“Master Fund”) according to a Schedule 13G/A filed with the SEC on February 11, 2025. Soleus Capital, LLC (“Soleus Capital”) is the sole general partner of Master Fund and thus holds voting and dispositive power over the shares held by Master Fund. Soleus Capital Group, LLC (“SCG”) is the sole managing member of Soleus Capital. Mr. Guy Levy is the sole managing member of SCG. Each of SCG, Soleus Capital and Mr. Guy Levy disclaims beneficial ownership of these securities held by Master Fund, except to the extent of their respective pecuniary interests therein. The address of each of the foregoing is 104 Field Point Road, 2nd Floor, Greenwich, CT 06830.

(7)

Consists of: (i) 76,382 shares of Common Stock and (ii) 918,680 shares of Common Stock (the “Trust Shares”) held by the GN 2016 Family Trust u/a/d August 12, 2016 (the “Trust”). Mr. Katz is the trustee of the Trust, a stockholder of the Company that is a member of a group holding over 10% of the outstanding shares of Common Stock of the Company for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Mr. Katz exercises voting and investment control over the Trust Shares, but Mr. Katz does not have a pecuniary interest in the Trust Shares. The address of each of the foregoing is 35 Sawgrass Drive, Bellport, NY 11713.

(8)

Consists of (i) 8,112,497 shares of Common Stock held by Josette Ades, (ii) 3,075,865 shares of Common Stock held by Alan Ades as Trustee of the Alan Ades 2014 GRAT, (iii) 8,279,490 shares of Common Stock held by Organo PFG LLC and (iv) 2,851,984 shares of Common Stock held by Organo Investors LLC. Mr. Ades exercises voting and investment power over the shares of Common Stock held by Alan Ades as

Trustee of the Alan Ades 2014 GRAT, Organo PFG LLC and Organo Investors LLC. Mr. Ades disclaims beneficial ownership of the shares of Common Stock held by each of Josette Ades, Alan Ades as Trustee of the Alan Ades 2014 GRAT, Organo PFG LLC and Organo Investors LLC, except to the extent of his pecuniary interest therein.
(9)

Consists of (i) 3,065,591 shares of Common Stock, (ii) 918,680 shares of Common Stock held by GN 2016 Family Trust u/a/d August 12, 2016 and (iii) 7,928,570 shares of Common Stock held by GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016. Mr. Nussdorf exercises voting and investment power over the shares of Common Stock held by GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016. Mr. Michael Katz, as trustee, exercises and Mr. Nussdorf may be deemed to exercise voting and investment power over the shares of Common Stock held by GN 2016 Family Trust u/a/d August 12, 2016. Mr. Nussdorf disclaims beneficial ownership of the shares of Common Stock held by GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016, except to the extent of his pecuniary interest therein, and each of Mr. Nussdorf and Mr. Katz disclaims beneficial ownership of the shares of Common Stock held by GN 2016 Family Trust u/a/d August 12, 2016, except to the extent of his pecuniary interest therein. The address of each of the foregoing is 35 Sawgrass Drive, Bellport, NY 11713.

(10)

Consists of (i) 37,985,504 shares of Common Stock and (ii) 5,827,474 shares of Common Stock underlying stock options that are exercisable as of April 11, 2025 or will become exercisable within 60 days after such date. As to disclaimers of beneficial ownership, see footnotes (2), (8) and (9) above.

Equity Compensation Plan Information

We have one equity compensation plan under which awards are currently authorized for issuance, the 2018 Plan. In connection with the consummation of the business combination in December 2018, our board of directors discontinued any new issuances under the Organogenesis Inc. 2003 Stock Incentive Plan, or 2003 Plan. If options outstanding under the 2003 Plan expire unexercised, they will not become available for future issuance. Both the 2018 Plan and the 2003 Plan were approved by our stockholders. The following table provides information regarding securities authorized for issuance as of December 31, 2024 under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of outstanding restricted stock units (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	15,093,210	(1)	$4.39	16,039,021	(2)
Equity compensation plans not approved by security holders:	—		$—	—
Totals:	15,093,210		$4.39	16,039,021

(1)	Consists of shares of our Common Stock issuable upon exercise of outstanding options and vesting of outstanding restricted stock units issued under the 2018 Plan and the 2003 Plan.
(2)	Consists of shares of our Common Stock reserved for future issuance under the 2018 Plan.

Administration and Eligibility

Awards are made by the Board of Directors, typically after recommendations by our Compensation Committee. Subject to certain limitations, the Board of Directors may delegate to our Chief Executive Officer (so long as our Chief Executive Officer is a member of the Board of Directors) or to one or more members of our Board of Directors the power to make awards to participants who are not subject to Section 16 of the Securities Exchange Act of 1934 or “covered employees” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The Board of Directors administers the 2018 Plan and determines the terms and conditions of each award to our executive officers and directors, including the exercise price, the form of payment of the exercise price, the number of shares subject to the award and the time at which such options become exercisable. The exercise price of any stock option granted under the 2018 Plan may not, however, be less than the fair market value of the Common Stock on the date of grant and the term of any such option cannot be greater than 10 years.

Awards

The 2018 Plan provides for the following categories of awards:

Options. Our 2018 Plan permits the granting of options to purchase Common Stock that are intended to qualify as “incentive stock options” under the Code, and options that do not qualify as incentive stock options, which are referred to as non-statutory stock options. We may grant non-qualified stock options to our employees, directors, officers, consultants or advisors in the discretion of our Board of Directors. Incentive stock options will only be granted to our employees. The exercise price of each incentive stock option may not be less than 100% of the fair market value of shares of our Common Stock on the date of grant. If we grant incentive stock options to any person holding 10% or more of the outstanding voting stock of the Company, the exercise price may not be less than 110% of the fair market value of shares of our Common Stock on the date of grant. The exercise price of any non-qualified stock option will be determined by our Board of Directors and may not be less than the fair market value of shares of our Common Stock.

The term of each option may not exceed 10 years from the date of grant, and no option shall be transferable by the optionee other than by will or by the laws of descent and distribution. Notwithstanding the foregoing, the Board of Directors, in its sole discretion, may provide in the award agreement regarding a given option, or may agree in writing with respect to an outstanding option, that the optionee may transfer their non-statutory stock options to members of their immediate family, to trusts for the benefit of such family members, or to partnerships in which such family members are the only partners, provided that the transferee agrees in writing with the Company to be bound by all of the terms and conditions of this plan and the applicable option.

In general, an optionee may pay the exercise price of an option by cash or, if so provided in the applicable option agreement, by tendering shares of our Common Stock, by a “cashless exercise” through a broker supported by an irrevocable instruction to such broker to deliver sufficient funds to pay the applicable exercise price, by reducing the number of shares otherwise issuable to the optionee upon exercise of the option by a number of shares having a fair market value equal to the aggregate exercise price of the options being exercised or by any other method permitted by the Board of Directors.

Stock appreciation rights. Pursuant to the 2018 Plan, we may grant stock appreciation rights, or an award entitling the recipient to receive cash or shares of our Common Stock having a value on the date of exercise calculated as follows: (i) the exercise price of a share of Common Stock on the grant date is less the fair market value of the Common Stock on the date of exercise and (ii) multiplied by the number of shares of stock with respect to which the stock appreciation right shall have been exercised. The exercise price of a stock appreciation right shall not be less than 100% of the fair market value of our Common Stock on the date of grant, and the terms and conditions of the stock appreciation rights shall be determined from time to time by the Board of Directors.

Restricted stock awards. Pursuant to the 2018 Plan, we may grant restricted stock awards entitling the recipient to acquire, at such a price as determined by the Board of Directors, shares of Common Stock subject to such restrictions and conditions as the Board of Directors may determine at the time of grant. Conditions may be based on continuing employment or achievement of pre-established performance goals and objectives. A holder of a restricted stock award may exercise voting rights upon (i) execution of a written instrument setting forth the award and (ii) payment of any applicable purchase.

Restricted stock units. Pursuant to the 2018 Plan, we may grant restricted stock units which entitle the holder, upon vesting of the right, to a number of shares of Common Stock as determined in the award agreement. The Board of Directors shall determine the restrictions and conditions applicable to each restricted stock unit at the time of grant, and a holder of a restricted stock unit shall only have exercisable rights as a stockholder upon settlement of restricted stock units. Unless otherwise provided in the award agreement, a holder’s rights in all restricted stock units that have not vested shall automatically terminate immediately following the holder’s termination of employment with the Company for any reason.

Unrestricted stock awards. Pursuant to the 2018 Plan, we may grant unrestricted awards of shares of Common Stock free of any restrictions under the plan. The right to receive shares of unrestricted stock awards on a deferred basis may not be sold, assigned, transferred, pledged or otherwise encumbered, other than by will or the laws of descent and distribution.

Performance share awards. Pursuant to the 2018 Plan, we may grant performance share awards entitling the recipient to acquire shares of Common Stock upon the attainment of specified performance goals; provided, however, that the Board of Directors, in its discretion, may provide either at the time of grant or at the time of settlement that a performance share award will be settled in cash. The period during which performance is to be measured for performance share awards shall not be less than one year, and such performance share awards, and all rights with respect to such awards, may not be sold, assigned, transferred, pledged or otherwise encumbered.

Dividend equivalent rights. Pursuant to the 2018 Plan, we may grant dividend equivalent rights entitling the recipient to receive credits based on cash dividends that would be paid on the shares of stock specified in the dividend equivalent right (or other award to which it relates). Dividend equivalent rights may be settled in cash or shares of stock or a combination thereof, in a single installment or installments. A dividend equivalent right granted as a component of another award may provide that such dividend equivalent right shall be settled upon exercise, settlement, or payment of, or lapse of restrictions on, such other award, and that such dividend equivalent right shall expire or be forfeited or annulled under the same conditions as such other award.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act and the policy, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person (including our executive officers, directors and 5% stockholders, as well as specified members of the family or household of any of these individuals or stockholders), had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee (currently composed of Mr. Leibowitz, Ms. Duraibabu, Mr. Giacomin and Dr. Quintero, all independent directors), but only those independent directors who are disinterested, is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. The disclosure below covers related party transactions that have occurred since January 1, 2024.

Agreements with Our Stockholders

Leases with Significant Stockholder Group

The buildings we occupy in Canton, Massachusetts are owned (or in the case of 275 Dan Road, was owned until August 11, 2021) by entities that are controlled by Alan Ades, Albert Erani, Dennis Erani and Glenn Nussdorf.

These entities are: 65 Dan Road SPE, LLC; 65 Dan Road Associates; 85 Dan Road Associates; Dan Road Associates; and 275 Dan Road SPE, LLC. Mr. Ades, Mr. Albert Erani and Mr. Nussdorf are current and former members of our board of directors and greater than 5% stockholders. Mr. Ades and Mr. Albert Erani are first cousins. Together, Mr. Ades, Mr. Albert Erani, Mr. Dennis Erani and Mr. Nussdorf and certain of their respective affiliates, control a significant amount of the voting power of our outstanding Common Stock.

On January 1, 2013, we entered into a capital lease with 65 Dan Road SPE, LLC related to the facility at 65 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $2,375,564 in 2024. We made aggregate payments of deferred rent and accrued interest under the lease of $1,564,848 in 2024. As of December 31, 2024, we had no accrued, unpaid rent due under the lease. Under the lease, we were required to make monthly rent payments of approximately $62,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2022 to approximately $75,000 per month, increased by 46.9% on January 1, 2023 to approximately $110,792 per month, did not increase on January 1, 2024, and increased by 10% on January 1, 2025 to approximately $121,871 per month. In addition to the monthly rent payments, we are responsible for taxes and insurance on the property which are paid directly to the Town of Canton and the insurance carrier, respectively. The original lease term expired on December 31, 2022. In November 2021, we exercised our option to extend the lease term through December 31, 2027.

On January 1, 2013, we entered into a capital lease with 85 Dan Road Associates related to the facility at 85 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $3,518,455 in 2024. We made aggregate payments of deferred rent and accrued interest under the lease of $3,335,184 in 2024. As of December 31, 2024, we had no accrued, unpaid rent due under the lease. Under the lease, we were required to make monthly rent payments of $77,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2022 to approximately $93,000 per month, increased by 15.9% on January 1, 2023 to approximately $107,975 per month, did not increase on January 1, 2024, and increased by 10% on January 1, 2025 to approximately $118,772 per month. In addition to the monthly rent payments, we are responsible for taxes and insurance on the property which are paid directly to the Town of Canton and the insurance carrier, respectively. The original lease term expired on December 31, 2022. In November 2021, we exercised our option to extend the lease term through December 31, 2027.

On January 1, 2013, we entered into a capital lease with Dan Road Equity I, LLC related to the facility at 150 Dan Road, Canton, Massachusetts. We made aggregate payments under the lease of $4,616,617 in 2024. We made aggregate payments of deferred rent and accrued interest under the lease of $3,003,248 in 2024. As of December 31, 2024, we had no accrued, unpaid rent due under the lease. Under the lease, we were required to make monthly rent payments of approximately $95,000 through December 31, 2018. The monthly rent payments increased by 10% on January 1, 2022 to approximately $115,000 per month, increased by 88.7% on January 1, 2023 to approximately $217,726 per month, did not increase on January 1, 2024, and increased by 10% on January 1, 2025 to approximately $239,498 per month. In addition to the monthly rent payments, we are responsible for taxes and insurance on the property which are paid directly to the Town of Canton and the insurance carrier, respectively. The original lease term expired on December 31, 2022. In November 2021, we exercised our option to extend the lease term through December 31, 2027.

Repurchase Agreements

On November 12, 2024, we entered into Stock Repurchase Agreements with certain existing stockholders, pursuant to which we repurchased shares of Common Stock from such existing stockholders for a purchase price of $3.1597 per share, which represented the 10-day trailing volume weighted average price of the Common Stock as of market close on November 11, 2024. The existing stockholders were (1) Glenn H. Nussdorf, a member of our board of directors, from whom we repurchased 2,550,822 shares of Common Stock for $8,059,832.28, (2) Alan Ades, a member of the board of directors, from whom we repurchased 294,000 shares of Common Stock for $928,951.80, (3) the Alan Ades 2014 GRAT, of which Mr. Ades serves as trustee, from which we repurchased 3,761,909 shares of Common Stock for $11,886,503.87, (4) Albert Erani, a former member of the board of directors, from whom we repurchased 224,668 shares of Common Stock for $709,883.48, and (5) RED Holdings, LLC, of which Mr. Erani serves as sole manager, from which we repurchased 590,332 shares of Common Stock for $1,865,272.03.

On November 27, 2024, we entered into a Stock Repurchase Agreement with the GN 2016 Family Trust u/a/d August 12, 2016 (“GN 2016 Family Trust”), pursuant to which we repurchased 500,000 shares of Common Stock from GN 2016 Family Trust for $2,028,500, at a purchase price of $4.057 per share, which represented the 10-day trailing volume weighted average price of the Common Stock as of market close on November 26, 2024. Glenn H. Nussdorf, a member of our board of directors, is a beneficial owner of the shares held by the GN 2016 Family Trust.

The repurchases and the Stock Repurchase Agreements described above were approved by our Audit Committee and a Transaction Committee of the board of directors. The repurchases were funded by a portion of the proceeds from our sale on November 12, 2024 of shares of Convertible Preferred Stock to Avista.

Executive Officer Compensation

See Item 11, “Executive Compensation,” for additional information regarding compensation of our NEOs.

Gary Gillheeney, Jr., our Vice President, Customer Experience, is a child of Gary S. Gillheeney, Sr., our President and Chief Executive Officer, and he received total compensation of $406,643 in fiscal year 2024. James Gillheeney, one of our regional sales managers, is also a child of Gary S. Gillheeney, Sr. and he received total compensation of $268,973 in fiscal year 2024.

Employment Agreements

We have entered into employment agreements with certain of our NEOs. For more information regarding these agreements, see Item 11, “Executive Compensation.”

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

Director Independence

Previously, the Company was a “controlled company” under the Nasdaq Stock Market (“Nasdaq”) listing rule 5615(c) because Alan A. Ades, Albert Erani and Glenn H. Nussdorf, current and former members of our board of directors, together with Dennis Erani, Starr Wisdom, Josette Ades and certain of their respective affiliates controlled over 50% of the voting power for the election of the Company’s directors. We refer to this group as the “Significant Stockholder Group”. As a controlled company, the Company was not required to have and did not have (i) a majority of independent directors on its board of directors, (ii) a nominating/corporate governance committee composed entirely of independent directors or (iii) a compensation committee composed entirely of independent directors. On May 6, 2021, the Company ceased to qualify as a “controlled company” because the Significant Stockholder Group no longer controlled over 50% of the voting power for the election of the Company’s directors. Following the loss of controlled company status and within the phase-in periods permitted by Nasdaq, the Company established a Nominating Committee consisting solely of independent directors, reconstituted the Compensation Committee such that all of the members were independent and appointed additional independent directors such that a majority of members of the board of directors were independent.

The Significant Stockholder Group and the Company were also previously party to a Controlling Stockholders Agreement dated December 10, 2018. Under the Agreement and subject to certain conditions set forth in the Agreement, Alan Ades had the right to designate two members of our board of directors and Albert Erani and Glenn Nussdorf each had the right to designate one member of our board of directors. The Controlling Stockholders Agreement terminated pursuant to its terms on March 10, 2025.

As set forth in the Certificate of Designation governing the Convertible Preferred Stock, at all times when the holders of Convertible Preferred Stock hold outstanding shares of the Convertible Preferred Stock that are convertible into Common Stock representing at least five percent (5%) of the then-outstanding shares of Common Stock, the holders of Convertible Preferred Stock have the exclusive right, voting together as a separate class, to appoint and elect one director of the Company (the “Preferred Director”), which director is currently Garrett Lustig. We expect that the holders of our Convertible Preferred Stock will elect Garrett Lustig as a Preferred Director substantially concurrent with our 2025 annual meeting of stockholders (the “2025 Annual Meeting”). In addition, while any Convertible Preferred Stock is outstanding, any increase to the size of the board of directors above twelve directors prior to the 2025 Annual Meeting and any increase to the size of the board of directors above eleven directors after the 2025 Annual Meeting will require, and cannot be effected (either directly or indirectly, including as a result of a merger, consolidation or other similar or extraordinary transaction) without, the affirmative vote or consent of holders representing a majority of the then-outstanding shares of Convertible Preferred Stock.

The independent directors who served on our board of directors in fiscal year 2024 were Messrs. Driscoll, Giacomin, Leibowitz, Lustig (joined in November 2024) and Quintero, and Mses. Duraibabu and Korfin. Each of the members of our Audit Committee, Compensation Committee and Nominating Committee are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Independent Registered Public Accounting Firm

Our Audit Committee engaged RSM US LLP to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2024. RSM US LLP also served as our registered public accounting firm for the fiscal year ended December 31, 2023.

Audit and Other Fees

The following is a summary of the fees for professional services rendered by RSM US LLP, our independent registered public accounting firm, for fiscal years 2024 and 2023.

Fee Category	Fiscal 2024	Fiscal 2023
Audit fees	$1,647,666	$1,233,238
Audit-related fees	5,665	—
Tax fees	$—	—
All other fees	—	—

Total fees	$1,653,331	$1,233,238

Audit fees. Audit fees for each of Fiscal 2024 and Fiscal 2023 consist of fees and related expenses for the professional services rendered for the audit of our financial statements, the audit of our internal control over financial reporting, and the review of the interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. This category consists of services that are reasonably related to the performance of the audit or review of financial statements and are not included in “Audit Fees.” These services principally include due diligence in connection with the transaction pursuant to which we issued Convertible Preferred Stock.

Pre-Approval Policies and Procedures

Our audit committee’s pre-approval policies or procedures do not allow our management to engage RSM US LLP to provide any specified services without specific audit committee pre-approval of the engagement for those services. All of the services provided by RSM US LLP during fiscal years 2024 and 2023 were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

(1) Financial Statements—See Index to Consolidated Financial Statements and Item 8 on page 64 of the Original Filing.

(2) Financial Statement Schedules—Schedules are omitted because they are not applicable, or are not required, or because the information is included in the Consolidated Financial Statements and notes thereto.

(3) Index to Exhibits.

Exhibit Index

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

3.2	Certificate of Amendment of Certificate of Incorporation of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on June 27, 2022)

3.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on November 12, 2024)

3.4	Bylaws of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

4.1**	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 27, 2025)

10.1	Amended and Restated Registration Rights Agreement dated as of December 10, 2018 among Organogenesis Holdings Inc., Avista Acquisition Corp., Avista Capital Partners Fund IV L.P., Avista Capital Partners Fund IV (Offshore), L.P., and certain holders of Organogenesis Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.2	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 65 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.3	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and 85 Dan Road Associates, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.4	Lease dated as of January 1, 2013 by and between Organogenesis Inc. and Dan Road Equity I, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.5‡	Amended and Restated Key Employee Agreement dated as of February 1, 2007 by and between Organogenesis Inc. and Gary Gillheeney (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

Exhibit No.	Exhibit

10.6‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Patrick Bilbo (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.7‡	Employee Letter Agreement dated as of February 14, 2017 by and between Organogenesis Inc. and Antonio Montecalvo (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.8‡	Employee Letter Agreement dated as of January 19, 2018 by and between Organogenesis Inc. and Lori Freedman (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.9‡	Employee Letter Agreement dated as of May 9, 2017 by and between Organogenesis Inc. and Brian Grow (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.10‡	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.11‡	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.12‡	Form of Non-Statutory Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.13‡	2018 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on June 21, 2024)

10.14‡	Form of Incentive Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.15‡	Form of Non-Statutory Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.16‡	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 11, 2020)

10.17‡	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.18†	Settlement and License Agreement effective as of October 25, 2017 by and among Organogenesis Inc., RESORBA Medical GmbH, and Advanced Medical Solutions Group plc (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement in Form S-4 (File No. 333-227090) filed with the SEC on October 9, 2018)

10.19	Amended and Restated Code of Ethics and Conduct of ORGO adopted on December 10, 2018 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

10.20	Controlling Stockholders Agreement dated as of December 10, 2018 by and among ORGO and the Controlling Entities (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 11, 2018)

Exhibit No.	Exhibit

10.21	Lease dated March 13, 2019 between Organogenesis Inc., as tenant, and Bobson Norwood Commercial, LLC, as landlord (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on March 19, 2019)

10.22‡	Summary of Amendment to Severance for Gary S. Gillheeney, Sr. (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A (File No. 001-37906) filed with the SEC on April 29, 2020)

10.23‡	Offer Letter dated January 15, 2021 between the Company and David C. Francisco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on February 16, 2021)

10.24‡	Change in Control Retention Agreement between Organogenesis Holdings Inc. and Gary S. Gillheeney, Sr. effective as of May 10, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.25‡	Form of Change in Control Retention Agreement (Non-CEO Executive Officers) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.26‡	Form of Change in Control Retention Agreement (Independent Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.27	Credit Agreement dated and effective as of August 6, 2021 among Organogenesis Holdings Inc., as borrower, Organogenesis Inc. and Prime Merger Sub, LLC, as guarantors, and Silicon Valley Bank, as Administrative Agent, Lead Arranger, Bookrunner, Issuing Lender and Swingline Lender, and Silicon Valley Bank and the several other lenders from time to time party thereto, collectively as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 9, 2021)

10.28	First Amendment to Credit Agreement dated as of December 8, 2022 by and among Organogenesis Holdings Inc., as borrower, the several banks and other financial institutions or entities party hereto and Silicon Valley Bank, as the Administrative Agent, and as the Issuing Lender and the Swingline Lender (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 1, 2023)

10.29	Second Amendment to Credit Agreement dated and effective as of April 17, 2023 by and among Organogenesis Holdings Inc., as borrower, the several banks and other financial institutions or entities party hereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2023)

10.30	Purchase and Sale Agreement dated as of August 11, 2021 by and between Organogenesis Inc. and 275 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 16, 2021)

10.31	Subscription Agreement, dated November 12, 2024, by and among Organogenesis Holdings Inc., Avista Healthcare Partners III, L.P. and AHP III Orchestra Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 13, 2024)

Exhibit No.	Exhibit

10.32	Third Amendment to Credit Agreement dated as of November 12, 2024 by and among the Company, the lenders named therein and the administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 13, 2024)

10.33	Form of Stock Repurchase Agreement, dated November 12, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 13, 2024)

10.34	Stock Repurchase Agreement, dated November 27, 2024, by and between Organogenesis Holdings Inc. and GN 2016 Family Trust u/a/d August 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 2, 2024)

10.35+**	Lease dated as of November 18, 2024 by and between DIV Technology Way, LLC and Organogenesis Holdings Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 27, 2025)

10.36‡**	Form of Performance Share Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 27, 2025)

10.37‡**	Employee Letter Agreement dated as of July 30, 2021 by and between Organogenesis Inc. and Robert Cavorsi (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 27, 2025)

19.1**	Organogenesis Holdings Inc. Amended and Restated Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 27, 2025)

21.1**	Subsidiaries of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 27, 2025)

23.1**	Consent of RSM US LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 27, 2025)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 27, 2025)

97.1**	Organogenesis Holdings Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 27, 2025)

Exhibit No.	Exhibit

101**	The following materials from the Annual Report of Organogenesis Holdings Inc. on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 of Organogenesis Holdings Inc., (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022 of Organogenesis Holdings Inc., (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022 of Organogenesis Holdings Inc., (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022 of Organogenesis Holdings Inc., and (v) Notes to Consolidated Financial Statements of Organogenesis Holdings Inc.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Previously filed.
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

ORGANOGENESIS HOLDINGS INC.

By:	/s/ Gary S. Gillheeney, Sr.
Gary S. Gillheeney, Sr. Chief Executive Officer, President, and Chair of the Board of Directors
Date:	April 29, 2025