Form 10-Q
period 2025-03-31
Organogenesis Holdings Inc.
filed 2025-05-08
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of shares of the registrant’s Class A common stock outstanding as of April 30, 2025 was 126,853,536.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2025

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$109,965	$135,571
Restricted cash	569	580
Accounts receivable, net	103,320	109,861
Inventories, net	29,338	26,219
Asset held for sale (Note 6)	7,033	—
Prepaid expenses and other current assets	17,935	13,710
Total current assets	268,160	285,941
Property and equipment, net	75,518	89,128
Intangible assets, net	11,626	12,468
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	36,756	37,110
Deferred tax asset, net	40,728	39,462
Other assets	5,834	5,005
Total assets	$467,394	$497,886
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Current portion of finance lease obligations	$1,193	$1,170
Current portion of operating lease obligations - related party	3,712	3,671
Current portion of operating lease obligations	4,353	4,272
Accounts payable	24,660	28,911
Accrued expenses and other current liabilities	31,135	39,453
Total current liabilities	65,053	77,477
Finance lease obligations, net of current portion	411	718
Operating lease obligations, net of current portion - related party	7,339	8,283
Operating lease obligations, net of current portion	25,625	25,198
Other liabilities	897	894
Total liabilities	99,325	112,570
Commitments and contingencies (Note 15)

Series A redeemable convertible preferred stock, $0.0001 par value; 130,000 shares authorized, issued and outstanding at March 31, 2025 and December 31, 2024; liquidation preference of $134,014 and $131,387 at March 31, 2025 and December 31, 2024, respectively.	125,167	122,419

Stockholders’ equity:
Preferred stock, $0.0001 par value; 870,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; none issued or outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 127,582,084 and 126,458,784 shares issued; 126,853,536 and 125,730,236 shares outstanding at March 31, 2025 and December 31, 2024, respectively.	13	13
Additional paid-in capital	301,842	302,994
Accumulated deficit	(58,953)	(40,110)
Total stockholders’ equity	242,902	262,897
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$467,394	$497,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net revenue	$86,693	$109,976
Cost of goods sold	23,723	28,696
Gross profit	62,970	81,280
Operating expenses:
Selling, general and administrative	72,509	72,322
Research and development	10,640	12,810
Write-down to fair value for asset held for sale	6,567	—
Total operating expenses	89,716	85,132
Loss from operations	(26,746)	(3,852)
Other expense, net:
Interest income (expense), net	961	(514)
Other income, net	2	23
Total other income (expense), net	963	(491)
Net loss before income taxes	(25,783)	(4,343)
Income tax benefit	6,940	2,243
Net loss and comprehensive loss	(18,843)	(2,100)
Accretion of redeemable convertible preferred stock to redemption value	(121)	—
Cumulative dividend on redeemable convertible preferred stock	(2,627)	—
Net loss attributable to common stockholders	$(21,591)	$(2,100)

Net loss, per share:
Basic and diluted	$(0.17)	$(0.02)
Weighted-average common shares outstanding
Basic and diluted	126,295,642	131,861,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share amounts)

					Additional
	Redeemable Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2024	130,000	$122,419	125,730,236	$13	$302,994	$(40,110)	$262,897
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	2,748	—	—	(2,748)	—	(2,748)
Exercise of stock options	—	—	20,016	—	25	—	25
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	1,103,284	—	(1,796)	—	(1,796)
Stock-based compensation expense	—	—	—	—	3,367	—	3,367
Net loss	—	—	—	—	—	(18,843)	(18,843)
Balance as of March 31, 2025	130,000	$125,167	126,853,536	$13	$301,842	$(58,953)	$242,902

					Additional
	Redeemable Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2023	—	$—	131,316,396	$13	$319,621	$(40,971)	$278,663
Exercise of stock options	—	—	152,250	—	180	—	180
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	1,070,694	—	(1,120)	—	(1,120)
Stock-based compensation expense	—	—	—	—	2,407	—	2,407
Net loss	—	—	—	—	—	(2,100)	(2,100)
Balance as of March 31, 2024	—	$—	132,539,340	$13	$321,088	$(43,071)	$278,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,843)	$(2,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,444	3,072
Amortization of intangible assets	842	901
Reduction in the carrying value of right-of-use assets	1,997	2,203
Non-cash interest expense	69	105
Deferred interest expense	—	122
Deferred tax benefit	(1,266)	—
Provision recorded for credit losses	873	968
Loss on disposal of property and equipment	19	347
Adjustment for excess and obsolete inventories	3,709	2,515
Stock-based compensation	3,367	2,407
Write-down to fair value for asset held for sale	6,567	—
Changes in operating assets and liabilities:
Accounts receivable	5,668	(15,117)
Inventories	(8,732)	(4,670)
Prepaid expenses and other current assets and other assets	(5,123)	(4,315)
Operating leases	(2,037)	(2,199)
Accounts payable	(2,496)	(4,391)
Accrued expenses and other liabilities	(7,993)	9,990
Net cash used in operating activities	(19,935)	(10,162)
Cash flows from investing activities:
Purchases of property and equipment	(3,626)	(2,222)
Net cash used in investing activities	(3,626)	(2,222)
Cash flows from financing activities:
Payments of term loan under the 2021 Credit Agreement	—	(1,406)
Payments of withholding taxes in connection with RSUs vesting	(1,796)	(1,120)
Proceeds from the exercise of stock options	25	180
Principal repayments of finance lease obligations	(285)	(262)
Net cash used in financing activities	(2,056)	(2,608)
Change in cash, cash equivalents and restricted cash	(25,617)	(14,992)
Cash, cash equivalents, and restricted cash, beginning of period	136,151	104,338
Cash, cash equivalents, and restricted cash, end of period	$110,534	$89,346
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,375
Cash paid for income taxes	$150	$35
Supplemental disclosure of non-cash investing and financing activities:
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	$2,748	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$172	$786
Right-of-use assets obtained through operating lease obligations	$1,642	$701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of Business and Basis of Presentation

Organogenesis Holdings Inc. (“ORGO” or the “Company”) is a leading regenerative medicine and tissues innovations company focused on empowering healing through the development, manufacturing, and sale of products for the advanced wound care, and surgical and sports medicine markets. Several of the existing and pipeline products in the Company’s portfolio have Premarket Application (“PMA”) approval, or Premarket Notification 510(k) clearance from the United States Food and Drug Administration (“FDA”). The Company’s customers include hospitals, wound care centers, government facilities, ambulatory surgery centers (“ASCs”) and physician offices. The Company has one operating and reportable segment.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 27, 2025 (the “Annual Report”). The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future years or periods.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report other than the stock-based compensation and assets held for sale policies detailed below.

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

Stock-Based Compensation

The Company measures stock-based awards granted to employees, non-employees, and directors based on the fair value of the awards on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. Prior to 2025, the Company only issued stock options, restricted stock units and restricted stock awards with service-based vesting conditions and recorded the expense for these awards using the straight-line method.

Beginning in 2025, the Company also began granting performance-based share awards to officers of the Company. As the outcome of each event has inherent risk and uncertainties, and a positive outcome may not be known until the event is achieved, the Company begins to recognize the value of the performance-based share awards when the Company determines the achievement of each performance condition is deemed probable, a determination which requires significant judgment by management. At the probable date, the Company records estimated cumulative expense to date, with remaining expense amortized over the remaining service period until achievement has occurred.

Assets Held for Sale

The Company classifies assets held for sale based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant & Equipment. Properties classified as real estate held for sale are recorded at the lower of their carrying value or their fair value, less costs to sell and are categorized on the balance sheet as current assets. Any properties classified as held for sale are not depreciated. Assets are generally classified as real estate held for sale once management has actively engaged in marketing the asset and the sale is expected to close within one year.

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

3. Revenue from Contracts with Customers

The following tables set forth revenue by product category:

	Three Months Ended March 31,
	2025	2024
Advanced Wound Care	$79,927	$103,864
Surgical & Sports Medicine	6,766	6,112
Total net revenue	$86,693	$109,976

For all periods presented, net revenue generated outside the United States represented less than 1% of total net revenue.

For the three months ended March 31, 2025 and 2024, the Company recorded group purchasing organization (“GPO”) fees of $1,113 and $1,394, respectively, as a direct reduction of revenue.

4. Accounts Receivable, Net

Accounts receivable consisted of the following:

	March 31,	December 31,
	2025	2024
Accounts receivable	$112,388	$119,437
Less — allowance for credit losses	(9,068)	(9,576)
	$103,320	$109,861

The Company’s allowance for credit losses is comprised of the following:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$9,576	$6,860
Additions (adjustments)	873	968
Write-offs	(1,383)	(356)
Recoveries	2	3
Balance at end of period	$9,068	$7,475

5. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$13,890	$13,252
Work in process	837	923
Finished goods	14,611	12,044
	$29,338	$26,219

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of historical sales as compared to inventory level, and working with operations to maximize recovery of excess inventory. During the three months ended March 31, 2025 and 2024, the Company charged $3,709 and $2,515, respectively, for inventory excess and obsolescence to cost of goods sold within the condensed consolidated statements of operations and comprehensive loss.

6. Property and Equipment, Net

Property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Leasehold improvements	$63,683	$63,342
Buildings	—	13,600
Furniture, computers and equipment	64,440	63,248
	128,123	140,190
Accumulated depreciation and amortization	(76,369)	(72,949)
Construction in progress	23,764	21,887
	$75,518	$89,128

Depreciation and amortization expense was $3,444 and $3,072 for the three months ended March 31, 2025 and 2024, respectively.

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

During the second quarter of 2024, the Company determined that the factors above constituted an impairment trigger relating to its remaining company-wide asset group. The Company performed a recoverability test in accordance with ASC 360, Property, Plant and Equipment. The estimated undiscounted cash flows directly attributable to the asset group exceeded its carrying value, and accordingly the Company did not record any impairment related to this asset group. The Company did not record any impairment relating to its company-wide asset group during the three months ended March 31, 2025 and 2024.

During the first quarter of 2025, the Company listed the property for sale and intends to complete the sale of these assets, which are separately presented in the Company’s condensed consolidated balance sheets, within twelve months. At such time, the Company recognized a $6,567 write down to adjust the carrying value of the building held for sale to its estimated fair market value based on observable market conditions, net of the estimated costs to sell on the condensed consolidated statements of operations and comprehensive loss as of March 31, 2025. Management has determined that the planned sale does not represent a strategic shift having a major effect on the Company’s operations and financial results and therefore does not meet the criteria for classification as discontinued operations in the first quarter of 2025.

7. Goodwill and Intangible Assets

Goodwill was $28,772 as of March 31, 2025 and December 31, 2024. There was no impairment of goodwill recorded during the three months ended March 31, 2025 and 2024.

Identifiable intangible assets consisted of the following as of March 31, 2025:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(27,212)	$5,408
Customer relationships	10,690	(4,855)	5,835
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,766)	314
Non-compete agreements	1,010	(941)	69
Total	$58,523	$(46,897)	$11,626

Identifiable intangible assets consisted of the following as of December 31, 2024:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(26,708)	$5,912
Customer relationship	10,690	(4,588)	6,102
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,733)	347
Non-compete agreements	1,010	(903)	107
Total	$58,523	$(46,055)	$12,468

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, which reflects the pattern in which the economic benefits of the intangible assets are consumed, was $842 and $901 for the three months ended March 31, 2025 and 2024, respectively. The weighted average remaining useful lives for developed technology, trade names and trademarks, customer relationship, and non-compete agreements are 3.3 years, 3.3 years, 5.5 years, and 0.5 years, respectively, as of March 31, 2025.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Personnel costs	$24,805	$23,836
Royalties	4,982	7,381
Accrued milestone payment (Note 15)	—	2,500
Accrued taxes	175	4,286
Other	1,173	1,450
	$31,135	$39,453

9. Long-Term Debt Obligations

2021 Credit Agreement

In August 2021, the Company, as borrower, its subsidiaries, as guarantors, and Silicon Valley Bank (“SVB”), and the several other lenders thereto (collectively, the “Lenders”) entered into a credit agreement, as amended (the “2021 Credit Agreement”), providing for a term loan facility not to exceed $75,000 (the “Term Loan Facility”) and a revolving credit facility not to exceed $125,000 (the “Revolving Facility” and, together with the Term Loan Facility, the “Facilities”). In November 2024, the Company and the Lenders amended the 2021 Credit Agreement to allow for the issuance of the Convertible Preferred Stock, and to require the repayment of the Term Loan Facility within one business day of such issuance, among other terms (the “2024 Amendment”).

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

Under the 2021 Credit Agreement, as amended by the 2024 Amendment, the Company is required to comply with certain financial covenants including the Consolidated Fixed Charge Coverage Ratio and Consolidated Total Net Leverage Ratio, tested quarterly. In addition, the Company is also required to make representations and warranties and comply with certain non-financial covenants that are customary in loan agreements of this type, including restrictions on the payment of dividends, repurchase of stock, incurrence of indebtedness, dispositions and acquisitions.

The Company recorded debt issuance costs and related fees of $604 in connection with entering into the Term Loan Facility, which were recorded as a reduction of the carrying value of the Term Loan Facility on the accompanying condensed consolidated balance sheets and amortized to interest expense over the expected term of the Term Loan Facility. Upon repayment of the Term Loan Facility, the remaining balance of these debt issuance costs of $215 was recorded as a loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive income and is included within selling, general and administrative expenses. In connection with entering into the Revolving Facility, the Company recorded debt issuance costs and related fees of $1,223, which are recorded as other assets and are being amortized to interest expense through the maturity date of the Revolving Facility.

As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Term Loan Facility and no outstanding borrowings under the Revolving Facility with $125,000 available for future revolving borrowings.

10. Convertible Preferred Stock

On November 12, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with Avista Healthcare Partners III, L.P. (“Avista Onshore”) and AHP III Orchestra Holdings, L.P. (together with Avista Onshore, the “Investors”, and each an “Investor” and now related parties of the Company) pursuant to which the Investors purchased 130,000 shares of the Company’s newly-created Series A Convertible Preferred Stock, par value $0.0001 per share, for a purchase price of $1,000 per share, or aggregate gross proceeds of $130,000 to the Company, prior to deduction of commissions, fees and expenses (the “Offering”). The net proceeds will be used to fund strategic growth initiatives including, but not limited to, operating and commercial activities, clinical development programs, working capital, capital expenditures, debt repayment and for general corporate purposes. In addition, $25,479 of the net proceeds were used to fund the repurchase of an aggregate of 7,921,731 shares of Class A common stock from certain existing stockholders of the Company. See Note 11, Stockholders’ Equity.

The Company recognizes changes in the redemption value of the Convertible Preferred Stock, which include accretion of the associated issuance costs and accrual of unpaid dividends using the effective interest method, over the period from the issuance date to the earliest redemption date, November 12, 2031. Any accrued but unpaid dividends will become part of the liquidation preference of the Convertible Preferred Stock, as set forth in the Certificate of Designation. As of March 31, 2025, the Company had not paid any dividends in cash, and all such dividends had been accrued and added to the liquidation preference of the Convertible Preferred Stock. During the three months ended March 31, 2025, the Company increased the carrying value of the Convertible Preferred Stock by $2,748 which resulted in a corresponding decrease to additional paid-in-capital during the same period.

11. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of March 31, 2025, the issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019. The 7,921,731 shares of Class A common stock repurchased in November 2024 pursuant to the Stock Repurchase Agreements and the Additional Stock Repurchase Agreement were retired and returned to authorized and unissued status.

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

Stock-based compensation expense was $3,367 and $2,407 for the three months ended March 31, 2025 and 2024, respectively, of which $525 related to performance-based share awards expensed during the three months ended March 31, 2025. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Restricted Stock Units (RSUs)

The Company granted 1,853,844 and 1,766,615 time-based restricted stock units to its employees, executives and members of the Board of Directors in the three months ended March 31, 2025 and 2024, respectively. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	4,529,330	$3.40
Granted	1,853,844	3.53
Vested	(1,582,670)	3.76
Canceled/Forfeited	(3,478)	3.74
Unvested at March 31, 2025	4,797,026	$3.33

As of March 31, 2025, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $5,952 and the weighted average remaining recognition period for unvested awards was 2.71 years.

Performance Share Units (PSUs)

In the three months ended March 31, 2025, the Company granted performance share units (“PSUs”) as part of its stock-based compensation program. The PSUs vest annually based on the achievement of specific performance goals as set forth in the applicable award agreement. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount. If the performance conditions are not met or are not expected to be met, recognized compensation expense associated with the grant will be reversed. The fair value of each PSU granted is the closing stock price on the date of grant and the PSUs are subject to a one-year vesting period. However, performance targets are measured independently for the three year period, where each tranche is tied to distinct performance metrics established for the applicable year. In addition to interim annual targets, the awards include a catch up provision whereby if, at the end of the three-year period, the Company achieves a certain average annual revenue compounded growth rate the entire performance share award will vest, regardless of the interim target performance.

As of March 31, 2025, the Company determined that the 2025 performance target was probable of being achieved. The Company granted 602,727 PSUs to its executives in the three months ended March 31, 2025.

The activity of PSUs is set forth below:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	—	$—
Granted	602,727	3.53
Vested	—	—
Canceled/forfeited	—	—
Unvested at March 31, 2025	602,727	$3.53

As of March 31, 2025, the total unrecognized compensation cost related to unvested PSUs expected to vest was $1,603 and the weighted average remaining recognition period for unvested awards was 0.75 years.

Stock Options

The stock options granted during the three months ended March 31, 2025 and 2024 were 1,558,694 and 2,640,601, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2024:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding as of December 31, 2024	10,563,880	$4.74	7.26	$2,521
Granted	1,558,694	3.53	—	—
Exercised	(20,016)	1.24	—	37
Canceled/Forfeited	(19,409)	1.86	—	30
Options outstanding as of March 31, 2025	12,083,149	$4.59	7.41	$12,633
Options exercisable as of March 31, 2025	6,458,452	$5.58	6.24	$5,528
Options vested or expected to vest as of March 31, 2025	11,038,141	$4.71	7.27	$11,321

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2025 and 2024 was $1.89 and $1.89, respectively. The total fair value of options vested during the three months ended March 31, 2025 and 2024 was $4,884 and $3,669, respectively.

As of March 31, 2025, the total unrecognized stock compensation expense related to unvested options was $7,927 and was expected to be recognized over a weighted-average period of 2.65 years.

12. Loss per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the dilutive effect, if any, of outstanding equity awards using the treasury stock method which includes consideration of unrecognized compensation expenses as additional proceeds.

Basic and diluted net loss attributable to the Class A common stockholders was calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(18,843)	$(2,100)
Accretion of redeemable convertible preferred stock to redemption value	(121)	—
Cumulative dividend on redeemable convertible preferred stock	(2,627)	—
Net loss attributable to common stockholders	$(21,591)	$(2,100)
Denominator:
Weighted-average common shares outstanding — basic and diluted	126,295,642	131,861,772
Net loss per share—basic and diluted	$(0.17)	$(0.02)

The Company’s potentially dilutive securities include restricted stock units and stock options to purchase shares of Class A common stock. As the Company had a net loss in the periods presented, the potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for these periods. For the three months ended March 31, 2025 and 2024, the Company excluded 4,641,295 and 1,542,861 potential shares of Class A common stock, respectively, presented based on the diluted effects of options and restricted stock units outstanding at each period end, from the computation of diluted net loss per share attributable to the common stockholders for these periods. For the three months ended March 31, 2025 and 2024, 25,358,022 and 0 shares of common stock available upon conversion of Convertible Preferred Stock, respectively, were excluded from the diluted EPS calculation as they were anti-dilutive.

13. Leases

The Company’s leases consist primarily of real estate, equipment, and vehicle leases.

On January 1, 2013, the Company entered into finance lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts (the “Related-Party Leases”). 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also directors, former directors and/or stockholders of the Company. In August 2021, the Company purchased the 275 Dan Road property.

In November 2024, the Company entered into a lease for a facility in Smithfield, Rhode Island, comprising manufacturing and office space (the “Smithfield Facility”). The initial lease term is approximately sixteen years, with two ten-year renewal options, not considered probable of exercise at lease inception, and a right of first offer to purchase the Smithfield Facility in the event that its owner markets it for sale. The undiscounted minimum lease payments are $102,645, and the Company is entitled to a tenant improvement allowance of up to $18,376 for its planned build out of the manufacturing space, expected to be completed in fiscal 2027. The lease of the office space commenced at lease inception, and in connection therewith, the Company recorded a right-of-use asset and associated lease liability of $3,425. On April 29, 2025, the Company entered into definitive agreements related to certain state and local tax incentives for its Smithfield Facility and, as a result, the Company no longer has the unilateral right to terminate the lease for a payment to the landlord of $1,250.

14. Segment Information

The Company offers a comprehensive portfolio of regenerative medicine products. The Company organizes its products into two product categories, Advanced Wound Care (“AWC”) and Surgical & Sports Medicine (“SSM”), which serve two adjacent markets. Many of the Company’s products are clinically interchangeable and certain products are categorized as both AWC and SSM products. The Company’s products all contain regenerative medicine technologies and have the same customers and target market, require similar raw materials and commercial infrastructure, and exist within the same regulatory environment.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews consolidated gross profit and operating results to assess the overall performance of the Company and make decisions to allocate resources among the consolidated entity. The CODM uses both gross profit and net income (loss) for the consolidated entity in the annual budget and forecasting process, and considers budget-to-actual variances in gross profit and operating expenses on a quarterly basis when making decisions about the allocation of operating and capital resources to each predominant business activity (research and development, capital expenditure, and employee headcount and compensation).

	Three months ended March 31,
	2025	2024
Net revenue	$86,693	$109,976
Less:
Cost of goods sold	23,723	28,696
Clinical expense	4,027	5,876
Sales and marketing	48,033	50,282
General and administrative	23,634	21,139
Other segment items (a)	6,119	6,083
Segment net loss	(18,843)	(2,100)

Reconciliation of segment net income:
Reconciling items	—	—
Consolidated net loss	$(18,843)	$(2,100)

(a) Other segment items include: payroll taxes and benefits, rent and other facilities expense, depreciation and amortization, write-down to fair value for asset held for sale, interest income, net, and income tax benefit.

15. Commitments and Contingencies

License and Manufacturing Agreement

In November 2023, the Company entered into a trademark license and manufacturing agreement with Vivex Biologics, Inc. (“Vivex”) to sell its CYGNUS Dual (“Dual”) and CYGNUS Matrix (“Matrix”) products, with the option to license the VIA Matrix (“VIA”) products. In March 2024, the Company exercised the option to license VIA, and accordingly in July 2024, entered into the first amendment to the trademark license and manufacturing agreement (together with the original agreement, the “Vivex Agreement”).

The Company paid an upfront licensing fee to Vivex to sell Dual and Matrix, and also agreed to pay a fixed milestone payment for Dual in the event that its average sales price (“ASP”) is published by certain government agencies for a specified period of time, which the Company determined was probable. Additionally, the Company pays a low double-digit royalty on the Net Sales of Dual and VIA, and a high single-digit royalty on the Net Sales of Matrix, respectively, during the royalty term, as defined in the agreement with Vivex. The royalty term is commensurate with the initial term of the contract and will continue for each subsequent renewal period. The initial term of the agreement expires on December 31, 2026 and can be renewed for up to five additional one-year terms.

The Company recorded $5,000 for the payment of the upfront licensing fee and $5,000 for the payment of the VIA option and milestone within prepaid and other current assets and other assets. These amounts are recognized as expense on a straight-line basis over the estimated life of the arrangement, which the Company determined to be three years, commensurate with the initial term of the contract.

Royalties

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions.

The Company recorded total royalty expense of $5,022 and $4,947 during the three months ended March 31, 2025 and 2024, respectively, within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Legal Matters

In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable.

16. Related Party Transactions

Lease obligations to affiliates, purchase of assets under a finance lease with an affiliate, and renewal of leases with affiliates are further described in Note 13, Leases.

In November 2024, the Company repurchased 7,921,731 shares of Class A common stock from certain existing stockholders of the Company, including certain of its directors and their affiliates. These transactions are further described in Note 11, Stockholders’ Equity and Stock-Based Compensation.

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

The income tax rate for the three months ended March 31, 2025 was (27.7)%, a decrease from the U.S. statutory rate of 21% primarily due to research and development tax credit incentives, partially offset by tax adjustments related to executive compensation, and other nondeductible expenses. The income tax benefit for the three months ended March 31, 2025 and 2024 was $6,940 and $2,243, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC, on February 27, 2025. Please refer to our cautionary note regarding forward-looking statements on page 3 of this Form 10-Q, which is incorporated herein by this reference.

Unless the context otherwise requires, for purposes of this section, the terms “we,” “us,” “our,” “the Company,” “Organogenesis” and “ORGO” will refer to Organogenesis Holdings Inc. and its subsidiaries as they currently exist.

Overview

Organogenesis is a leading regenerative medicine and tissue innovations company focused on empowering healing through the development, manufacturing, and sale of products for the advanced wound care and surgical and sports medicine markets. Our products have been shown through clinical and scientific studies to support and in some cases accelerate tissue healing and improve patient outcomes. We are advancing the standard of care in each phase of the healing process through multiple breakthroughs in tissue engineering and cell therapy. Our solutions address large and growing markets driven by aging demographics and increases in comorbidities such as diabetes, obesity, cardiovascular and peripheral vascular disease. We offer our differentiated products and in-house customer support to a wide range of health care customers including hospitals, wound care centers, government facilities, ASCs and physician offices. Our mission is to provide an integrated portfolio of healing and tissue solutions that improve lives while lowering the overall cost of health care.

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

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our Advanced Wound Care products include Apligraf for the treatment of venous leg ulcers (“VLUs”) and diabetic foot ulcers (“DFUs”); Dermagraft for the treatment of DFUs (manufacturing and distribution currently suspended pending transition to a new manufacturing facility or engagement of a third-party manufacturer); PuraPly AM and PuraPly XT as antimicrobial barriers and native, cross-linked ECM scaffold for a broad variety of wound types; CYGNUS Dual as a dual-layered amniotic membrane that promotes an optimal environment for wound healing; CYGNUS Matrix as a dehydrated placental allograft that promotes an optimal environment for wound healing; and VIA Matrix, Affinity, Novachor, and NuShield placental allografts to address a variety of wound sizes and types as a protective barrier and extracellular matrix scaffold. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

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

Dermagraft

As previously disclosed, manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022. We currently plan to transition our Dermagraft manufacturing to our newly-leased biomanufacturing facility in Smithfield, Rhode Island, which we expect will begin in 2027, and will result in substantial long-term cost savings. If there are significant delays in the build out of the Smithfield Facility or in approval of the facility for manufacturing of Dermagraft, it could have an adverse effect on our future consolidated net revenue and results of operations.

Local Coverage Determinations

On April 25, 2024, seven Medicare Part A/B Administrative Contractors (“MACs”) published new proposed local coverage determinations (“LCDs”) for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population. These LCDs were finalized by the MACs on November 14, 2024, and were originally set to become effective on February 12, 2025. However, on January 24, 2025, the MACs announced a delay in the implementation of the LCDs until April 13, 2025, and on April 10, 2025, the MACs announced another delay in the implementation of the LCDs until January 1, 2026. Under the new LCDs finalized in November 2024, should they take effect as scheduled, a total of eighteen products would remain covered, including our

Apligraf and Dermagraft products for DFUs and VLUs, and our Affinity and NuShield products for DFUs; however, more than 200 products would be classified as “non-covered,” including our PuraPly, PuraPly AM, PuraPly XT, Novachor, TransCyte, Dual and Matrix products for DFUs and VLUs. The LCDs as finalized apply only to DFU and VLU indications for skin substitute products; coverage for other indications would remain subject to case-by-case review of medical necessity by the MACs if the LCDs take effect. It is uncertain if there will be further delays in implementing the new LCDs and/or if the new LCDs will be revised or rescinded going forward. If implemented, the LCDs could materially impact utilization of these products, our business, and our revenue. Any future changes or other developments related to these or other LCDs also could affect utilization of our products, our business, and our revenue.

License And Manufacturing Agreement

We have a trademark license and manufacturing agreement with Vivex for Dual, Matrix, and VIA. We paid an upfront licensing fee to Vivex to sell Dual and Matrix, and we also agreed to pay a fixed milestone payment for Dual in the event that its ASP is published by certain government agencies for a specified period of time, which we remitted in January 2025. Additionally, we are required to pay a low double-digit royalty on the Net Sales of Dual and VIA, and a high single-digit royalty on the Net Sales of Matrix, respectively, during the royalty term, as defined in the Vivex Agreement. The royalty term is commensurate with the initial term of the contract and will continue for each subsequent renewal period. The initial term of the agreement expires on December 31, 2026 and can be renewed for up to five additional one-year terms.

Components of Our Condensed Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Revenue

We derive our net revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of March 31, 2025, we had approximately 256 direct sales representatives and approximately 174 independent agencies.

We recognize revenue from sales of our Advanced Wound Care and Surgical & Sports Medicine products when the customer obtains control of our product, which occurs at a point in time and may be upon procedure date, shipment, or delivery, based on the contractual terms. We record revenue net of a reserve for returns, discounts and GPO rebates, which represent a direct reduction to the revenue we recognize.

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

Write down expenses

Write down of property relates to the pending sale of one of our buildings located on our Canton, Massachusetts campus that was adjusted to fair market value based on current market conditions. We recorded this charge during the first quarter of 2025.

Other income (expense), net

Other income (expense), net comprises primarily of interest income generated from our interest-bearing sweep accounts offset by amortization of debt discount and debt issuance costs.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. We believe that our net U.S. deferred tax assets did not require a valuation allowance as of March 31, 2025 and December 31, 2024.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended March 31,
	2025	2024
	(Unaudited, in thousands)
Net revenue	$86,693	$109,976
Cost of goods sold	23,723	28,696
Gross profit	62,970	81,280
Operating expenses:
Selling, general and administrative	72,509	72,322
Research and development	10,640	12,810
Write-down to fair value for asset held for sale	6,567	—
Total operating expenses	89,716	85,132
Loss from operations	(26,746)	(3,852)
Other income (expense), net:
Interest income (expense)	961	(514)
Other income, net	2	23
Total other expense, net	963	(491)
Net loss before income taxes	(25,783)	(4,343)
Income tax benefit	6,940	2,243
Net loss and comprehensive loss	$(18,843)	$(2,100)

EBITDA and Adjusted EBITDA

The following table presents a reconciliation of GAAP net loss to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(Unaudited, in thousands)
Net loss	$(18,843)	$(2,100)
Interest (income) expense, net	(961)	514
Income tax benefit	(6,940)	(2,243)
Depreciation and amortization	3,444	3,072
Amortization of intangible assets	842	901
EBITDA	(22,458)	144
Stock-based compensation expense	3,367	2,407
Write-down to fair value for asset held for sale	6,567	—
Adjusted EBITDA	$(12,524)	$2,551

Comparison of Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$79,927	$103,864	$(23,937)	(23%)
Surgical & Sports Medicine	6,766	6,112	654	11%
Net revenue	$86,693	$109,976	$(23,283)	(21%)

Net revenue from our Advanced Wound Care products decreased by $23.9 million, or 23%, to $79.9 million in the three months ended March 31, 2025, from $103.9 million in the three months ended March 31, 2024. The decrease in Advanced Wound Care net revenue was primarily attributable to increased ambiguity and disruption in customer behavior following the delayed implementation of the LCDs announced in January 2025.

Net revenue from our Surgical & Sports Medicine products increased by $0.7 million, or 11%, to $6.8 million in the three months ended March 31, 2025 from $6.1 million in the three months ended March 31, 2024. The increase in Surgical & Sports

Medicine net revenue was primarily due to an increase in certain customer buying patterns.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Cost of goods sold	$23,723	$28,696	$(4,973)	(17%)
Gross profit	$62,970	$81,280	$(18,310)	(23%)

Cost of goods sold decreased by $5.0 million, or 17%, to $23.7 million in the three months ended March 31, 2025, from $28.7 million in the three months ended March 31, 2024. The decrease in cost of goods sold in the three months ended March 31, 2025 was primarily due to a decrease in sales volume as well as a shift in product mix.

Gross profit decreased by $18.3 million, or 23%, to $63.0 million in the three months ended March 31, 2025 from $81.3 million in the three months ended March 31, 2024. Gross profit decreased as a percentage of revenue due to a shift in product mix.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Research and development	$10,640	$12,810	$(2,170)	(17%)

Research and development expenses decreased by $2.2 million, or 17%, to $10.6 million in the three months ended March 31, 2025 from $12.8 million in the three months ended March 31, 2024. The decrease in research and development expenses was primarily due to a decrease in expenses associated with clinical research and trials.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$72,509	$72,322	$187	0%

Selling, general and administrative expenses increased by $0.2 million, or less than 1%, to $72.5 million in the three months ended March 31, 2025 from $72.3 million in the three months ended March 31, 2024. The increase in selling, general and administrative expenses was primarily due to an increase in headcount-related expenses of $2.7 million and a $1.0 million increase in facilities expense, offset by a decrease in commissions expense of $3.5 million due to decreased sales.

Write Down Expenses

During the three months ended March 31, 2025, we recorded a $6.6 million write down of costs to adjust certain assets held for sale to their fair market value. There were no such costs recorded in the three months ended March 31, 2024. See Note 6, Property and Equipment, Net, to our condensed consolidated financial statements included in this Form 10-Q.

Other Income (Expense), net

Other income (expense), net, decreased by $1.5 million, or 296%, to $1.0 million in income in the three months ended March 31, 2025 from $0.5 million expense in the three months ended March 31, 2024. The decrease resulted primarily from interest income generated from our interest-bearing sweep accounts offset by amortization of debt discount and debt issuance costs.

Income Tax Benefit

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Income tax benefit	$6,940	$2,243	$4,697	209%

Income tax benefit increased by $4.7 million, or 209%, to $6.9 million in the three months ended March 31, 2025 from $2.2 million in the three months ended March 31, 2024. The change in the income tax benefit is primarily attributable to a lower estimated effective tax rate for the three months ended March 31, 2025 due to our research and development tax credits, as well as a reduction in expected pre-tax income in 2025 compared to 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had working capital of $203.1 million, which included $110.0 million in cash and cash equivalents. We have $125.0 million available for future revolving borrowings under our Revolving Facility (see Note 9, Long-Term Debt Obligations to our condensed consolidated financial statements included in this Form 10-Q). We expect that our cash on hand and other components of working capital as of March 31, 2025, availability under the 2021 Credit Agreement, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(19,935)	$(10,162)
Net cash used in investing activities	(3,626)	(2,222)
Net cash used in financing activities	(2,056)	(2,608)
Net change in cash, cash equivalents, and restricted cash	$(25,617)	$(14,992)

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $19.9 million, resulting from our net loss of $18.8 million and net cash used in connection with changes in our operating assets and liabilities of $20.7 million, partially offset by non-cash charges of $19.6 million. Net cash used in changes in our operating assets and liabilities included an increase in inventory of $8.7 million, an increase in prepaid expenses and other current assets of $5.1 million, a decrease in operating lease liabilities of $2.0 million, a decrease in accounts payable of $2.5 million, and a decrease in accrued expenses and other liabilities of $8.0 million, partially offset by a decrease in accounts receivable of $5.7 million.

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

Investing Activities

During the three months ended March 31, 2025, we used $3.6 million of cash in investing activities consisting exclusively of capital expenditures.

During the three months ended March 31, 2024, we used $2.2 million of cash in investing activities consisting exclusively of capital expenditures.

Financing Activities

During the three months ended March 31, 2025, net cash used in financing activities was $2.1 million. This consisted of principal payments on finance lease obligations of $0.3 million and net cash payments associated with our stock awards activities of $1.8 million.

During the three months ended March 31, 2024, net cash used in financing activities was $2.6 million. This consisted of the payment of term loan of $1.4 million, principal payments on finance lease obligations of $0.2 million, and net cash payments associated with our stock awards activities of $1.1 million.

Indebtedness

2021 Credit Agreement

In August 2021, we and our subsidiaries entered into a credit agreement with SVB and several other lenders (the “Lenders”), which we refer to as the 2021 Credit Agreement. The 2021 Credit Agreement, as amended, provides for a term loan facility not to exceed $75.0 million (the “Term Loan Facility”) and a revolving credit facility not to exceed $125.0 million (the “Revolving Facility”). In November 2024, we and the Lenders amended the 2021 Credit Agreement to allow for the issuance of the Convertible Preferred Stock, and to require the repayment of the Term Loan Facility within one business day of such issuance, among other terms (the “2024 Amendment”).

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

As of December 31, 2024 and March 31, 2025, we were in compliance with the covenants under the 2021 Credit Agreement, as amended by the 2024 Amendment. We did not have outstanding borrowings under our Term Loan Facility or our Revolving Facility as of March 31, 2025 or December 31, 2024.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and the disclosure at the date of the unaudited condensed consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our unaudited condensed consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our condensed consolidated statements of operations and comprehensive loss, liquidity and financial condition. See also our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for information about these accounting policies as well as a description of our other significant accounting policies.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued standards as disclosed in Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that, as of March 31, 2025, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, on January 22, 2025, the Company was served with a complaint captioned United States of America, State of Texas, ex rel. John Doe vs. Organogenesis Holdings, Inc., which was filed in the United States District Court for the Southern District of Texas. The complaint is being brought by an employee the Company terminated. The United States and the State of Texas each declined to intervene in the case in September 2024. The complaint alleges claims pursuant to the United States False Claims Act and the Texas State Medicaid Fraud Prevention Act, seeking unquantified damages as well as fines, attorneys’ fees and other costs. The Company believes the claims are without merit and intends to vigorously contest them.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2024, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended March 31, 2025. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2024, or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Seven MACs recently published new proposed LCDs for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population that list certain of our products as non-covered. If the final LCDs include this non-coverage determination, it could, at least in the near term, have a material adverse effect on utilization of these products, our business and our revenue.

On April 25, 2024, seven MACs (CGS, WPS, NGS, Palmetto, Novitas, First Coast Services, and Noridian) published new proposed LCDs for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population. These LCDs were finalized by the MACs on November 14, 2024, and were originally set to become effective on February 12, 2025. However, on January 24, 2025, the MACs announced a delay in the implementation of the LCDs until April 13, 2025, and on April 10, 2025, the MACs announced another delay in the implementation of the LCDs until January 1, 2026. Under the new LCDs finalized in November 2024, should they take effect as scheduled, a total of eighteen products would remain covered, including our Apligraf and Dermagraft products for DFUs and VLUs, and our Affinity and NuShield products for DFUs; however, more than 200 products would be classified as “non-covered,” including our PuraPly, PuraPly AM, PuraPly XT, Novachor, TransCyte, Dual and Matrix products for DFUs and VLUs. It is uncertain if there will be further delays in implementing the new LCDs and/or if the new LCDs will be revised or rescinded going forward. If implemented, the LCDs could materially impact utilization of these products, our business, and our revenue. Any future changes or other developments related to these or other LCDs also could affect utilization of our products, our business, and our revenue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company other than Gary S. Gillheeney, Sr. and Antonio S. Montecalvo adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

On March 12, 2025, Mr. Gillheeney adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 827,688 shares of the Company’s Class A common stock issuable upon exercise of vested stock options between June 10, 2025 and March 31, 2026, subject to certain conditions.

On March 13, 2025, Mr. Montecalvo adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 40,708 shares of the Company’s Class A common stock and up to 159,292 shares of the Company’s Class A common stock issuable upon exercise of vested stock options between June 13, 2025 and March 13, 2026, subject to certain conditions.

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

3.4	Bylaws of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

10.1†	First Amendment to Lease dated March 21, 2025 among Organogenesis Holdings Inc., Organogenesis Inc., and DIV Technology Way, LLC

10.2

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

Dated: May 8, 2025	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco

David Francisco
Chief Financial Officer

(Principal Financial and Accounting Officer)