Form 10-Q
period 2025-06-30
Organogenesis Holdings Inc.
filed 2025-08-07
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of shares of the registrant’s Class A common stock outstanding as of July 31, 2025 was 126,857,709.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2025

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$73,076	$135,571
Restricted cash	659	580
Accounts receivable, net	120,382	109,861
Inventories, net	33,042	26,219
Asset held for sale (Note 6)	5,287	—
Prepaid expenses and other current assets	27,777	13,710
Total current assets	260,223	285,941
Property and equipment, net	75,607	89,128
Intangible assets, net	10,785	12,468
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	35,257	37,110
Deferred tax asset, net	41,754	39,462
Other assets	8,730	5,005
Total assets	$461,128	$497,886
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Current portion of finance lease obligations	$1,217	$1,170
Current portion of operating lease obligations - related party	3,755	3,671
Current portion of operating lease obligations	4,796	4,272
Accounts payable	29,723	28,911
Accrued expenses and other current liabilities	26,348	39,453
Total current liabilities	65,839	77,477
Finance lease obligations, net of current portion	98	718
Operating lease obligations, net of current portion - related party	6,385	8,283
Operating lease obligations, net of current portion	24,565	25,198
Other liabilities	3,022	894
Total liabilities	99,909	112,570
Commitments and contingencies (Note 15)

Series A redeemable convertible preferred stock, $0.0001 par value; 130,000 shares authorized, issued and outstanding at June 30, 2025 and December 31, 2024; liquidation preference of $136,694 and $131,387 at June 30, 2025 and December 31, 2024, respectively.	127,977	122,419

Stockholders’ equity:
Preferred stock, $0.0001 par value; 870,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 127,582,084 and 126,458,784 shares issued; 126,853,536 and 125,730,236 shares outstanding at June 30, 2025 and December 31, 2024, respectively.	13	13
Additional paid-in capital	301,574	302,994
Accumulated deficit	(68,345)	(40,110)
Total stockholders’ equity	233,242	262,897
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$461,128	$497,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Net product revenue	$100,779	$130,234	$187,472	$240,210
Grant income	226	—	226	—
Total revenue	101,005	130,234	187,698	240,210
Operating expenses:
Cost of goods sold	27,630	29,198	51,353	57,894
Selling, general and administrative	73,810	76,540	146,319	148,862
Research and development	10,395	15,587	21,035	28,397
Write-down to fair value for asset held for sale	1,746	—	8,313	—
Impairment of property and construction	—	18,842	—	18,842
Write-down of capitalized internal-use software costs	—	3,959	—	3,959
Total operating expenses	113,581	144,126	227,020	257,954
Loss from operations	(12,576)	(13,892)	(39,322)	(17,744)
Other income (expense), net:
Interest income (expense), net	669	(620)	1,630	(1,134)
Other income (expense), net	73	(28)	75	(5)
Total other income (expense), net	742	(648)	1,705	(1,139)
Net loss before income taxes	(11,834)	(14,540)	(37,617)	(18,883)
Income tax benefit (expense)	2,442	(2,503)	9,382	(260)
Net loss and comprehensive loss	(9,392)	(17,043)	(28,235)	(19,143)
Accretion of redeemable convertible preferred stock to redemption value	(129)	—	(250)	—
Cumulative dividend on redeemable convertible preferred stock	(2,681)	—	(5,308)	—
Net loss attributable to common stockholders	$(12,202)	$(17,043)	$(33,793)	$(19,143)

Net loss per share:
Basic and diluted	$(0.10)	$(0.13)	$(0.27)	$(0.14)
Weighted-average common shares outstanding
Basic and diluted	126,853,536	132,573,153	126,576,130	132,217,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share amounts)

					Additional
	Redeemable Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2024	130,000	$122,419	125,730,236	$13	$302,994	$(40,110)	$262,897
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	2,748	—	—	(2,748)	—	(2,748)
Exercise of stock options	—	—	20,016	—	25	—	25
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	1,103,284	—	(1,796)	—	(1,796)
Stock-based compensation expense	—	—	—	—	3,367	—	3,367
Net loss	—	—	—	—	—	(18,843)	(18,843)
Balance as of March 31, 2025	130,000	$125,167	126,853,536	$13	$301,842	$(58,953)	$242,902
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	2,810	—	—	(2,810)	—	(2,810)
Stock-based compensation expense	—	—	—	—	2,542	—	2,542
Net loss	—	—	—	—	—	(9,392)	(9,392)
Balance as of June 30, 2025	130,000	$127,977	126,853,536	$13	$301,574	$(68,345)	$233,242

					Additional
	Redeemable Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2023	-	$—	131,316,396	$13	$319,621	$(40,971)	$278,663
Exercise of stock options	—	—	152,250	—	180	—	180
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	1,070,694	—	(1,120)	—	(1,120)
Stock-based compensation expense	—	—	—	—	2,407	—	2,407
Net loss	—	—	—	—	—	(2,100)	(2,100)
Balance as of March 31, 2024	—	$—	132,539,340	$13	$321,088	$(43,071)	$278,030
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	34,898	—	(54)	—	(54)
Stock-based compensation expense	—	—	—	—	2,568	—	2,568
Net loss	—	—	—	—	—	(17,043)	(17,043)
Balance as of June 30, 2024	—	$—	132,574,238	$13	$323,602	$(60,114)	$263,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,235)	$(19,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,178	6,438
Amortization of intangible assets	1,683	1,735
Reduction in the carrying value of right-of-use assets	4,077	4,364
Non-cash interest expense	139	209
Deferred interest expense	—	213
Deferred tax benefit	(2,292)	(5,689)
Provision recorded for credit losses	3,116	2,032
Loss on disposal of property and equipment	44	434
Adjustment for excess and obsolete inventories	6,093	4,469
Stock-based compensation	5,909	4,975
Write-down to fair value for asset held for sale (Note 6)	8,313	—
Impairment of property and construction (Note 6)	—	18,842
Write-down of capitalized internal-use software costs (Note 6)	—	3,959
Changes in operating assets and liabilities:
Accounts receivable	(13,637)	(25,978)
Inventories	(15,892)	(2,009)
Prepaid expenses and other current assets and other assets	(12,942)	(436)
Operating leases	(4,147)	(5,908)
Accounts payable	1,637	(2,147)
Accrued expenses and other current liabilities	(13,886)	8,162
Other liabilities	34	54
Net cash used in operating activities	(52,808)	(5,424)
Cash flows from investing activities:
Purchases of property and equipment	(7,264)	(4,102)
Net cash used in investing activities	(7,264)	(4,102)
Cash flows from financing activities:
Payments of term loan under the 2021 Credit Agreement	—	(2,813)
Payments of withholding taxes in connection with RSUs vesting	(1,796)	(1,174)
Proceeds from the exercise of stock options	25	180
Principal repayments of finance lease obligations	(573)	(528)
Net cash used in financing activities	(2,344)	(4,335)
Change in cash, cash equivalents and restricted cash	(62,416)	(13,861)
Cash, cash equivalents, and restricted cash, beginning of period	136,151	104,338
Cash, cash equivalents, and restricted cash, end of period	$73,735	$90,477
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2,744
Cash paid for income taxes	$3,791	$4,796
Supplemental disclosure of non-cash investing and financing activities:
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	$5,558	$—
Change in purchases of property and equipment included in accounts payable and accrued expenses	$(38)	$709
Right-of-use assets obtained through operating lease obligations	$1,815	$817

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 27, 2025 (the “Annual Report”). The results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future years or periods.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report other than the stock-based compensation, assets held for sale and government assistance policies detailed below.

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

Assets Held for Sale

The Company classifies assets held for sale based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant & Equipment. Properties classified as assets held for sale are recorded at the lower of their carrying value or their fair value, less costs to sell and are categorized on the balance sheet as current assets. Any properties classified as held for sale are not depreciated. Assets are generally classified as held for sale once management has actively engaged in marketing the asset and the sale is expected to close within one year.

Government Assistance

The Company accounts for government grants in accordance with International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Government grants are recorded as grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company recognizes grant income using a systematic basis over the periods in which the Company recognizes the related expenses that the grants are intended to compensate.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires entities to provide additional disclosure regarding certain expenses presented within the statements of operations, and aims to improve such disclosures and address requests from investors for more detailed information about the types of expenses incurred by public entities. As clarified by ASU 2025-01, the requirements of the guidance are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 on its consolidated financial statements and related disclosures.

3. Revenue

Revenue from Contracts with Customers

The following tables set forth revenue by product category:

	Three Months Ended June 30,
	2025	2024
Advanced Wound Care	$92,696	$123,237
Surgical & Sports Medicine	8,083	6,997
Total net product revenue	$100,779	$130,234

	Six Months Ended June 30,
	2025	2024
Advanced Wound Care	$172,623	$227,101
Surgical & Sports Medicine	14,849	13,109
Total net product revenue	$187,472	$240,210

For all periods presented, net product revenue generated outside the United States represented less than 1% of total net product revenue.

For the three and six months ended June 30, 2025 and 2024, the Company recorded group purchasing organization (“GPO”) fees of $1,460, $2,573, $1,629 and $3,023, respectively, as a direct reduction of revenue.

Grant Income

During the second quarter of 2025, the Company received a grant from a governmental agency totaling $5,000 for the achievement of two milestones. The grant helps offset the costs of facility construction and expansion efforts, or related job creation objectives for the “Smithfield Facility” (see Note 13, Leases). The Company received a cash payment of $2,500 for the achievement of the first milestone during the second quarter of 2025. Amounts received are included in cash flows from operating activities in the condensed consolidated statements of cash flows. As of June 30, 2025, the achievement of the second milestone and the payment of the remaining $2,500 is considered probable, as such it is included in prepaid expense and other current assets on the condensed consolidated balance sheets. For the three and six months ended June 30, 2025, the Company recorded $226 of grant income related to this grant. As of June 30, 2025, $2,680 and $2,094 of deferred income, respectively, are included in accrued expenses and other current liabilities and other liabilities on the condensed consolidated balance sheets.

4. Accounts Receivable, Net

Accounts receivable consisted of the following:

	June 30,	December 31,
	2025	2024
Accounts receivable	$131,535	$119,437
Less — allowance for credit losses	(11,153)	(9,576)
	$120,382	$109,861

The Company’s allowance for credit losses is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$9,068	$7,475	$9,576	$6,860
Additions (adjustments)	2,243	1,064	3,116	2,032
Write-offs	(159)	(27)	(1,542)	(383)
Recoveries	1	—	3	3
Balance at end of period	$11,153	$8,512	$11,153	$8,512

5. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$13,919	$13,252
Work in process	825	923
Finished goods	18,298	12,044
	$33,042	$26,219

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of historical sales as compared to inventory levels, and working with operations to maximize recovery of excess inventory. During the three and six months ended June 30, 2025 and 2024, the Company charged $2,384, $6,093, $1,954 and $4,469, respectively, for inventory excess and obsolescence to cost of goods sold within the condensed consolidated statements of operations and comprehensive loss.

6. Property and Equipment, Net

Property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Leasehold improvements	$66,773	$63,342
Buildings	—	13,600
Furniture, computers and equipment	64,999	63,248
	131,772	140,190
Accumulated depreciation and amortization	(80,101)	(72,949)
Construction in progress	23,936	21,887
	$75,607	$89,128

Depreciation and amortization expense was $3,734, $7,178, $3,366, and $6,438 for the three and six months ended June 30, 2025 and 2024, respectively.

During the second quarter of 2024, the Company placed certain modules of its ERP system into service, the costs of which had previously been capitalized as construction in progress and are expensed over their anticipated useful life of five years. At such time, the Company determined that certain other modules within the ERP system and other internal-use software had no future use, and accordingly the Company recorded a write-down of $3,959 of costs related to this internal-use software.

During the second quarter of 2024, the Company decided to pursue the potential sale of a purchased building, located on the Company’s Canton, Massachusetts campus, on which it had previously paused construction work. The Company identified this change in expectation regarding the use of the building as an impairment indicator. The Company determined the asset group to be comprised of the building and associated construction, and performed the impairment assessment at the asset group level. The Company determined the impairment charge by comparing the fair value of the asset group to its book value and recorded an impairment charge of $18,842 related to the building and associated unfinished construction work, allocated to each asset class within the asset group based on its relative carrying value. The Company determined the fair value of the building by estimating rental income, net of expenses to maintain the building over an anticipated lease term, as well as costs estimated to complete construction prior to commencement of the lease; these cash flows were then discounted over an anticipated lease term. See Note 18, Fair Value Measurements.

During the second quarter of 2024, the Company determined that the factors above constituted an impairment trigger relating to its remaining company-wide asset group. The Company performed a recoverability test in accordance with ASC 360, Property, Plant and Equipment. The estimated undiscounted cash flows directly attributable to the asset group exceeded its carrying value, and accordingly the Company did not record any impairment related to this asset group. The Company did not record any impairment relating to its company-wide asset group during the three and six months ended June 30, 2025 and 2024.

During the first quarter of 2025, the Company listed the property for sale and intends to complete the sale of these assets, which are separately presented in the Company’s condensed consolidated balance sheets, within twelve months. During the three and six months ended June 30, 2025, the Company recognized a $1,746 and $8,313, respectively, write-down to adjust the carrying value of the building held for sale to its estimated fair market value based on observable market conditions, net of the estimated costs to sell on the condensed consolidated statements of operations and comprehensive loss. Management has determined that the planned sale does not represent a strategic shift having a major effect on the Company’s operations and financial results and therefore does not meet the criteria for classification as discontinued operations in the first and second quarter of 2025.

7. Goodwill and Intangible Assets

Goodwill was $28,772 as of June 30, 2025 and December 31, 2024. There was no impairment of goodwill recorded during the three and six months ended June 30, 2025 and 2024.

Identifiable intangible assets consisted of the following as of June 30, 2025:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(27,716)	$4,904
Customer relationships	10,690	(5,122)	5,568
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,799)	281
Non-compete agreements	1,010	(978)	32
Total	$58,523	$(47,738)	$10,785

Identifiable intangible assets consisted of the following as of December 31, 2024:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(26,708)	$5,912
Customer relationship	10,690	(4,588)	6,102
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,733)	347
Non-compete agreements	1,010	(903)	107
Total	$58,523	$(46,055)	$12,468

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, which reflects the pattern in which the economic benefits of the intangible assets are consumed was $841, $1,683, $834 and $1,735 for the three and six months ended June 30, 2025 and 2024, respectively. The weighted average remaining useful lives for developed technology, customer relationships, trade names and trademarks, and non-compete agreements are 3.1 years, 5.3 years, 3.1 years, and 0.3 years, respectively, as of June 30, 2025.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
Personnel costs	$16,624	$23,836
Royalties	5,578	7,381
Deferred grant income (Note 3)	2,680	—
Accrued taxes	175	4,286
Accrued milestone payment (Note 15)	—	2,500
Other	1,291	1,450
	$26,348	$39,453

9. Long-Term Debt Obligations

2021 Credit Agreement

In August 2021, the Company, as borrower, its subsidiaries, as guarantors, and Silicon Valley Bank (“SVB”), and the several other lenders thereto (collectively, the “Lenders”) entered into a credit agreement, as amended (the “2021 Credit Agreement”), providing for a term loan facility not to exceed $75,000 (the “Term Loan Facility”) and a revolving credit facility not to exceed $125,000 (the “Revolving Facility” and, together with the Term Loan Facility, the “Facilities”). In November 2024, the Company and the Lenders amended the 2021 Credit Agreement to allow for the issuance of the Convertible Preferred Stock, and to require the repayment of the Term Loan Facility within one business day of such issuance, among other terms (the “2024 Amendment”). In August 2025, the Company and the Lenders further amended the 2021 Credit Agreement (the “2025 Amendment”) to provide that so long as there are no outstanding borrowings under the Revolving Facility, the Consolidated Fixed Charge Coverage Ratio covenant (described below) shall not be tested for the fiscal quarter ended June 30, 2025. Notwithstanding this testing accommodation for the quarter ended June 30, 2025, the covenant is deemed to be in effect for purposes of any transaction contemplated by the 2021 Credit Agreement that requires pro forma compliance with the Consolidated Fixed Charge Coverage Ratio or the financial covenants generally and would preclude the Company from any additional borrowing under the Revolving Facility unless waived or further amended. The 2025 Amendment further requires the Company, its subsidiary guarantors, the administrative agent and certain of the Lenders prior to September 30, 2025 to enter into an agreement to reset certain financial covenants or implement new financial covenants and implement other modifications to the 2021 Credit Agreement and related documents, on terms and conditions reasonably acceptable to the administrative agent and such Lenders. The Lenders shall have no further obligation to make revolving extensions of credit under the 2021 Credit Agreement until such an agreement has been executed, and the failure of the Company to enter into such an agreement shall constitute an event of default under the 2021 Credit Agreement. Notwithstanding this obligation, the Company has the right to terminate the 2021 Credit Agreement for its convenience prior to such date, and it expects that the cash on hand and other components of working capital as of June 30, 2025, plus net cash flows from product sales will be sufficient to fund the Company’s operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this Form 10-Q.

The Company’s obligations to the Lenders are secured by substantially all of the Company’s assets, including intellectual property. Capitalized terms used herein and not otherwise defined are defined as set forth in the 2021 Credit Agreement, as amended by the 2024 Amendment.

Advances made under the 2021 Credit Agreement were either SOFR Loans or ABR Loans, at the Company’s option. For SOFR Loans, the interest rate was a per annum interest rate equal to the Adjusted Term SOFR plus an Applicable Margin between 2.00% to 3.25% based on the Total Net Leverage Ratio. For ABR Loans, the interest rate was equal to (1) the highest of (a) the Wall Street Journal Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the Adjusted Term SOFR rate plus 1.0%, plus(2) an Applicable Margin between 1.00% to 2.25% based on the Total Net Leverage Ratio.

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

As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Term Loan Facility and no outstanding borrowings under the Revolving Facility.

The Company recorded debt issuance costs and related fees of $604 in connection with entering into the Term Loan Facility, which were recorded as a reduction of the carrying value of the Term Loan Facility on the accompanying condensed consolidated balance sheets and amortized to interest expense over the expected term of the Term Loan Facility. Upon repayment of the Term Loan Facility, the remaining balance of these debt issuance costs of $215 was recorded as a loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss and is included within selling, general and administrative expenses. In connection with entering into the Revolving Facility, the Company recorded debt issuance costs and related fees of $1,223, which are recorded as other assets and are being amortized to interest expense through the maturity date of the Revolving Facility.

10. Convertible Preferred Stock

On November 12, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with Avista Healthcare Partners III, L.P. (“Avista Onshore”) and AHP III Orchestra Holdings, L.P. (together with Avista Onshore, the “Investors”, and each an “Investor” and now related parties of the Company) pursuant to which the Investors purchased 130,000 shares of the Company’s newly-created Series A Convertible Preferred Stock, par value $0.0001 per share (“Convertible Preferred Stock”), for a purchase price of $1,000 per share, or aggregate gross proceeds of $130,000 to the Company, prior to deduction of commissions, fees and expenses (the “Offering”). The net proceeds will be used to fund strategic growth initiatives including, but not limited to, operating and commercial activities, clinical development programs, working capital, capital expenditures, debt repayment and for general corporate purposes. In addition, $25,479 of the net proceeds were used to fund the repurchase of an aggregate of 7,921,731 shares of Class A common stock from certain existing stockholders of the Company. See Note 11, Stockholders’ Equity and Stock-Based Compensation.

Pursuant to the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designation”), each share of Convertible Preferred Stock is initially convertible into 263.7358 shares of Class A common stock, subject to adjustment as provided therein. Until the Company received stockholder approval, as contemplated by Nasdaq listing rules, with respect to the issuance of shares of Class A common stock upon conversion of the Convertible Preferred Stock in excess of the limitations imposed by such rules (collectively, the “Ownership Limitations”), holders of the Convertible Preferred Stock (“Preferred Stockholders”) could not convert the Convertible Preferred Stock into a number of shares of Class A common stock in excess of 26,502,042 shares, which represented 19.99% of the outstanding shares of Class A common stock at the time of signing the Subscription Agreement, or to the extent such conversion would result in a Preferred Stockholder beneficially owning greater than 19.99% of the Company’s then-outstanding shares. During the second quarter of 2025, the Company’s shareholders approved the issuance of shares of Class A common stock upon conversion of the outstanding shares of Convertible Preferred Stock in excess of the Ownership Limitations. Consequently, the Company’s obligation to make certain cash-in-lieu payments in connection with a conversion of Convertible Preferred Stock that would otherwise have resulted in the issuance of shares of Class A common stock in excess of the Ownership Limitations is no longer applicable. These changes in contractual terms didn’t change the fair value of the Convertible Preferred Stock. As of June 30, 2025, Preferred Stockholders can convert the Convertible Preferred Stock into an aggregate of 36,051,283 shares of Class A common stock. The Convertible Preferred Stock remains convertible at the option of the Company after the second anniversary of issuance if the closing price of the Company’s Class A common stock equals or exceeds 200% of the conversion price for twenty trading days out of a period of thirty consecutive trading days.

The Company recognizes changes in the redemption value of the Convertible Preferred Stock, which include accretion of the associated issuance costs and accrual of unpaid dividends using the effective interest method, over the period from the issuance date to the earliest redemption date, November 12, 2031. Any accrued but unpaid dividends will become part of the liquidation preference of the Convertible Preferred Stock, as set forth in the Certificate of Designation. As of June 30, 2025, the Company had not paid any dividends in cash, and all such dividends had been accrued and added to the liquidation preference of the Convertible Preferred Stock. During the six months ended June 30, 2025, the Company increased the carrying value of the Convertible Preferred Stock by $5,558 which resulted in a corresponding decrease to additional paid-in-capital during the same period.

11. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of June 30, 2025, the issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019. The 7,921,731 shares of Class A common stock repurchased in November 2024 pursuant to the Stock Repurchase Agreements and the Additional Stock Repurchase Agreement were retired and returned to authorized and unissued status.

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

Stock-based compensation expense was $2,542, $5,909, $2,568, and $4,975 for the three and six months ended June 30, 2025 and 2024, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Restricted Stock Units (RSUs)

The Company granted 1,853,844 and 1,914,335 time-based restricted stock units to its employees, executives and members of the Board of Directors in the six months ended June 30, 2025 and 2024, respectively. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s Class A common stock on the date of grant.

The following table summarizes the Company’s restricted stock units activity since December 31, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	4,529,330	$3.40
Granted	1,853,844	3.53
Vested	(1,582,670)	3.76
Canceled/Forfeited	(10,352)	3.39
Unvested at June 30, 2025	4,790,152	$3.33

As of June 30, 2025, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $13,543 and the weighted average remaining recognition period for unvested awards was 2.62 years.

Performance Share Units (PSUs)

In the three months ended March 31, 2025, the Company granted performance share units (“PSUs”) as part of its stock-based compensation program. The PSUs vest annually based on the achievement of specific performance goals as set forth in the applicable award agreement. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount. If the performance conditions are not met or are not expected to be met, recognized compensation expense associated with the grant will be reversed. The fair value of each PSU granted is the closing stock price on the date of grant and the PSUs are subject to a one-year vesting period. However, performance targets are measured independently for the three year period, where each tranche is tied to distinct performance metrics established for the applicable year. The annual performance targets are established during the first quarter of the applicable year. In addition to interim annual targets, the awards include a catch up provision whereby if, at the end of the three-year period, the Company achieves a certain average annual revenue compounded growth rate the entire performance share award will vest, regardless of the interim target performance.

As of June 30, 2025, the Company determined that the 2025 performance target was probable of being achieved. The Company granted 198,900 PSUs to its executives in the six months ended June 30, 2025, which represented the 2025 tranche of target award.

The activity of PSUs is set forth below:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	—	$—
Granted	198,900	3.53
Vested	—	—
Canceled/Forfeited	—	—
Unvested at June 30, 2025	198,900	$3.53

As of June 30, 2025, the total unrecognized compensation cost related to unvested PSUs expected to vest was $356 and the weighted average remaining recognition period for unvested awards was 0.51 years.

Stock Options

The stock options granted during the six months ended June 30, 2025 and 2024 were 1,558,694 and 2,640,601, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2024:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding as of December 31, 2024	10,563,880	$4.74	7.26	$2,521
Granted	1,558,694	3.53	—	—
Exercised	(20,016)	1.24	—	37
Canceled/Forfeited	(122,780)	6.10	—	—
Options outstanding as of June 30, 2025	11,979,778	$4.48	7.19	$5,518
Options exercisable as of June 30, 2025	6,355,751	$5.40	6.03	$2,791
Options vested or expected to vest as of June 30, 2025	11,072,300	$4.57	7.07	$5,115

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2025 and 2024 was $1.89 and $1.89, respectively. The total fair value of options vested during the six months ended June 30, 2025 and 2024 was $4,884 and $4,089, respectively.

As of June 30, 2025, the total unrecognized stock compensation expense related to unvested options was $6,786 and was expected to be recognized over a weighted-average period of 2.57 years.

12. Loss per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. The Company calculates diluted EPS using the treasury stock method which includes consideration of unrecognized compensation expenses as additional proceeds.

Basic and diluted net loss attributable to the Class A common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(9,392)	$(17,043)	$(28,235)	$(19,143)
Accretion of redeemable convertible preferred stock to redemption value	(129)	—	(250)	—
Cumulative dividend on redeemable convertible preferred stock	(2,681)	—	(5,308)	—
Net loss attributable to common stockholders	$(12,202)	$(17,043)	$(33,793)	$(19,143)
Denominator:
Weighted-average common shares outstanding — basic and diluted	126,853,536	132,573,153	126,576,130	132,217,463
Net loss per share—basic and diluted	$(0.10)	$(0.13)	$(0.27)	$(0.14)

The Company’s potentially dilutive securities include the Convertible Preferred Stock, unvested RSUs and PSUs, and stock options to purchase shares of Class A common stock. As the Company had a net loss in the periods presented, the potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for these periods. The Company excluded 16,968,830 for three and six months ended June 30, 2025 and 16,016,636 for three and six months ended June 30, 2024, of potential shares of Class A common stock from the computation of diluted EPS as they were anti-dilutive. For the three and six months ended June 30, 2025, 36,051,283 shares of Class A common stock available upon conversion of Convertible Preferred Stock were excluded from the diluted EPS calculation as they were anti-dilutive.

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

14. Segment Information

The Company’s performance is reported in one segment. During 2025, there have been no changes to the Company’s basis of segmentation or in the basis of measurement of segment income (loss). Prior period segment expense amounts have been recast to reflect the method for allocating expenses to segments in the current period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net product revenue	$100,779	$130,234	$187,472	$240,210
Grant income	226	—	226	—
Less:
Cost of goods sold	27,630	29,198	51,353	57,894
Clinical expense	3,954	8,593	7,981	14,469
Sales and marketing	48,941	53,549	96,974	103,831
General and administrative	24,028	22,157	47,662	43,296
Other segment items (a)	5,844	33,780	11,963	39,863
Segment net loss	(9,392)	(17,043)	(28,235)	(19,143)

Reconciliation of segment net loss:
Reconciling items	—	—	—	—
Consolidated net loss	$(9,392)	$(17,043)	$(28,235)	$(19,143)

(a) Other segment items include: research and development related payroll taxes and benefits, research and development related rent and other facilities expense, research and development related depreciation and amortization, write-down to fair value for asset held for sale, impairment of property and construction, write-down of capitalized internal-use software costs, other income (expense), net, and income tax benefit (expense).

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

The Company recorded total royalty expense of $5,599, $10,621, $7,417, and $12,364 during the three and six months ended June 30, 2025 and 2024, respectively, within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

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

The income tax rate for the six months ended June 30, 2025 was 24.9%, an increase from the U.S. statutory rate of 21% primarily due to tax adjustments related to executive compensation and other nondeductible expenses, partially offset by research and development tax credit incentives. The income tax benefit (expense) for the three and six months ended June 30, 2025 and 2024 was $2,442, $9,382, $(2,503), and $(260), respectively.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 and the Company is in the process of evaluating the future impact of these tax law changes on our condensed consolidated financial statements.

18. Fair Value Measurements

During the second quarter of 2024, the Company determined that a purchased building and unfinished construction work had been impaired and recorded an impairment charge of $18,842 to record the building and unfinished construction work at its then fair value of $13,600 for impairment purposes. The Company determined the fair value of the building by estimating rental income, net of expenses to maintain the building over an anticipated lease term, as well as costs estimated to complete construction prior to commencement of the lease; these cash flows were then discounted over an anticipated lease term, which represents a Level 3 measurement. The significant unobservable quantitative inputs to the fair value of the building at the time of the impairment are as follows:

Unobservable input	Range
Discount rate	8.0%
Terminal capitalization rate	6.5%
Operating expense ratio	24.3% - 32.9%

For more information, see Note 6, Property and Equipment, Net.

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

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our Advanced Wound Care products include Apligraf for the treatment of venous leg ulcers (“VLUs”) and diabetic foot ulcers (“DFUs”); Dermagraft for the treatment of DFUs (manufacturing and distribution currently suspended pending transition to a new manufacturing facility or engagement of a third-party manufacturer); PuraPly AM and PuraPly XT as antimicrobial barriers and native, cross-linked extracellular matrix (“ECM”) scaffold for a broad variety of wound types; CYGNUS Dual as a dual-layered amniotic membrane that promotes an optimal environment for wound healing; CYGNUS Matrix as a dehydrated placental allograft that promotes an optimal environment for wound healing; and VIA Matrix, Affinity, Novachor, and NuShield placental allografts to address a variety of wound sizes and types as a protective barrier and ECM scaffold. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

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

Dermagraft

As previously disclosed, manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022. We currently plan to transition our Dermagraft manufacturing to our newly-leased biomanufacturing facility in Smithfield, Rhode Island, which we expect will begin in 2027, and will result in substantial long-term cost savings. We expect to resume sales of Dermagraft by the end of 2027. If there are significant delays in the build out of the Smithfield Facility or in approval of the facility for manufacturing of Dermagraft, it could have an adverse effect on our future consolidated net product revenue and results of operations.

Local Coverage Determinations and Centers for Medicare & Medicaid Services (CMS) Proposed Rule

On April 25, 2024, seven Medicare Part A/B Administrative Contractors (“MACs”) published new proposed local coverage determinations (“LCDs”) for skin substitute grafts/cellular and tissue-based products (“CTPs”) for the treatment of DFUs and VLUs in the Medicare population. These LCDs were finalized by the MACs on November 14, 2024, and were originally set to become effective on February 12, 2025. However, on January 24, 2025, the MACs announced a delay in the implementation of the LCDs until April 13, 2025, and on April 10, 2025, the MACs announced another delay in the implementation of the LCDs until January 1, 2026. Under the new LCDs finalized in November 2024, should they take effect in their current form, a total of eighteen products would remain covered, including our Apligraf and Dermagraft products for DFUs and VLUs, and our Affinity and NuShield products for DFUs; however, more than 200 products would be classified as “non-covered,” including our PuraPly, PuraPly AM, PuraPly XT, Novachor, TransCyte, Dual and Matrix products for DFUs and VLUs. The LCDs as finalized apply only to DFU and VLU indications for skin substitute products; coverage for other indications would remain subject to case-by-case review of medical necessity by the MACs if the LCDs take effect. It is uncertain if there will be further delays in implementing the new LCDs and/or if the new LCDs will be revised or rescinded going forward. If implemented, the LCDs could materially impact utilization of these products, our business, and our revenue. Any future changes or other developments related to these or other LCDs also could affect utilization of our products, our business, and our revenue.

In July 2025, CMS issued proposed rules that announce and solicit comments on proposed policy changes for Medicare payments under the Physician Fee Schedule (“PFS”) and Hospital Outpatient Prospective Payment System (“OPPS”), and other Medicare Part B issues, effective on or after January 1, 2026. For calendar year 2026, CMS has proposed to pay for skin substitute products as incident-to supplies when they are used as part of a covered application procedure paid under the PFS in the non-facility setting or under the Medicare OPPS in the hospital outpatient department setting. CMS also proposed to align skin substitute categorization consistent with their FDA regulatory status, such as 361 HCT/Ps, PMAs and 510(k)s. CMS indicated that it believes grouping and paying for skin substitute products based on relevant product characteristics, consistent with their FDA regulatory status, recognizes the clinical and resource differences in product types and would incentivize competition to create more innovative products, while also resulting in significant savings to the Medicare Trust Fund. CMS proposed, for calendar year 2026, to use a single payment rate reflecting the highest average for these three categories of skin substitute products to ensure it is not underestimating the resources involved with furnishing these services. For future years, CMS intends to propose payment rates that differentiate between the three FDA regulatory categories. CMS is proposing to implement these policy changes in both the non-facility setting paid under the PFS and the hospital outpatient department setting paid under OPPS to remain consistent across these different sites of care. While we believe CMS’ proposed payment structure will curb abuse under the current system, and the resulting rapid escalation in Medicare spending, and ensure a much-needed consistent payment approach across sites of care, the changes could also materially impact utilization of our products, our business, and our revenue.

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

Net product revenue

We derive our net product revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of June 30, 2025, we had approximately 233 direct sales representatives and approximately 175 independent agencies.

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

Grant income

Grant income relates to a grant the Company received from a governmental agency during the second quarter of 2025 related to its Smithfield Facility. We expect to recognize grant income through 2027 as the Company recognizes the related expenses that the grant is intended to compensate.

Cost of goods sold and gross profit

Cost of goods sold includes personnel costs, product testing costs, quality assurance costs, raw materials and product costs, manufacturing costs, and the costs associated with our manufacturing and warehouse facilities. The changes in our cost of goods sold correspond with the changes in sales units and are also affected by product mix.

Gross profit is calculated as net product revenue less cost of goods sold and generally increases as revenue increases. Our gross profit is affected by product and geographic sales mix, realized pricing of our products, the efficiency of our manufacturing operations, and the costs of materials used and fees charged by third-party manufacturers to produce our products. Regulatory actions, including healthcare reimbursement scenarios, which may require costly expenditures or result in pricing pressures, may decrease our gross profit.

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

Impairment and write-down expenses

Impairment and write-down of property relates to the pending sale of one of our buildings located on our Canton, Massachusetts campus that was adjusted to fair market value based on current market conditions. We recorded impairment and write-down of the property during the second quarter of 2024 and first and second quarter of 2025. Write-down of capitalized internal-use software costs consists of the development costs for certain modules of our ERP system that were determined to have no future value. We recorded this charge during the second quarter of 2024.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that a tax position will be sustained on examination by taxing authorities based on the technical merits of the position. We believe that our net U.S. deferred tax assets did not require a valuation allowance as of June 30, 2025 and December 31, 2024.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

`	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited, in thousands)
Revenue:
Net product revenue	$100,779	$130,234	$187,472	$240,210
Grant income	226	—	226	—
Total revenue	101,005	130,234	187,698	240,210
Operating expenses:
Cost of goods sold	27,630	29,198	51,353	57,894
Selling, general and administrative	73,810	76,540	146,319	148,862
Research and development	10,395	15,587	21,035	28,397
Write-down to fair value for asset held for sale	1,746	—	8,313	—
Impairment of property and construction	—	18,842	—	18,842
Write-down of capitalized internal-use software costs	—	3,959	—	3,959
Total operating expenses	113,581	144,126	227,020	257,954
Loss from operations	(12,576)	(13,892)	(39,322)	(17,744)
Other income (expense), net:
Interest income (expense), net	669	(620)	1,630	(1,134)
Other income (expense), net	73	(28)	75	(5)
Total other income (expense), net	742	(648)	1,705	(1,139)
Net loss before income taxes	(11,834)	(14,540)	(37,617)	(18,883)
Income tax benefit (expense)	2,442	(2,503)	9,382	(260)
Net loss and comprehensive loss	$(9,392)	$(17,043)	$(28,235)	$(19,143)

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

The following table presents a reconciliation of GAAP net loss to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for each of the periods presented:

`	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited, in thousands)
Net loss	$(9,392)	$(17,043)	$(28,235)	$(19,143)
Interest (income) expense, net	(669)	620	(1,630)	1,134
Income tax (benefit) expense	(2,442)	2,503	(9,382)	260
Depreciation and amortization	3,734	3,366	7,178	6,438
Amortization of intangible assets	841	834	1,683	1,735
EBITDA	(7,928)	(9,720)	(30,386)	(9,576)
Stock-based compensation expense	2,542	2,568	5,909	4,975
Write-down to fair value for asset held for sale (1)	1,746	—	8,313	—
Impairment of property and construction (2)	—	18,842	—	18,842
Write-down of capitalized internal-use software costs (3)	—	3,959	—	3,959
Adjusted EBITDA	$(3,640)	$15,649	$(16,164)	$18,200

(1)
Amount reflects the fair value adjustment of a purchased building classified as held for sale. See Note 6, Property and Equipment, Net.
(2)
Amount reflects the impairment of a purchased building and associated unfinished construction work. See Note 6, Property and Equipment, Net.
(3)
Amount reflects the write-down of costs previously capitalized as construction in progress in the development of internal-use software, that the Company determined have no future value. See Note 6, Property and Equipment, Net.

Comparison of Three and Six Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$92,696	$123,237	$(30,541)	(25%)
Surgical & Sports Medicine	8,083	6,997	1,086	16%
Net product revenue	$100,779	$130,234	$(29,455)	(23%)

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$172,623	$227,101	$(54,478)	(24%)
Surgical & Sports Medicine	14,849	13,109	1,740	13%
Net product revenue	$187,472	$240,210	$(52,738)	(22%)

Net product revenue from our Advanced Wound Care products decreased by $30.5 million, or 25%, to $92.7 million in the three months ended June 30, 2025, from $123.2 million in the three months ended June 30, 2024. Net product revenue from our Advanced Wound Care products decreased by $54.5 million, or 24%, to $172.6 million in the six months ended June 30, 2025, from $227.1 million in the six months ended June 30, 2024. The decrease in Advanced Wound Care net product revenue was primarily attributable to increased ambiguity and disruption in customer behavior following the delayed implementation of the LCDs announced in January 2025.

Net product revenue from our Surgical & Sports Medicine products increased by $1.1 million, or 16%, to $8.1 million in the three months ended June 30, 2025, from $7.0 million in the three months ended June 30, 2024. Net product revenue from our Surgical & Sports Medicine products increased by $1.7 million, or 13%, to $14.8 million in the six months ended June 30, 2025 from $13.1 million in the six months ended June 30, 2024. The increase in Surgical & Sports Medicine net product revenue was primarily due to an increase in certain customer buying patterns.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Cost of goods sold	$27,630	$29,198	$(1,568)	(5%)
Gross profit	$73,149	$101,036	$(27,887)	(28%)

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Cost of goods sold	$51,353	$57,894	$(6,541)	(11%)
Gross profit	$136,119	$182,316	$(46,197)	(25%)

Cost of goods sold decreased by $1.6 million, or 5%, to $27.6 million in the three months ended June 30, 2025, from $29.2 million in the three months ended June 30, 2024. Cost of goods sold decreased by $6.5 million, or 11%, to $51.4 million in the six months ended June 30, 2025, from $57.9 million in the six months ended June 30, 2024. The decrease in cost of goods sold was primarily due to a decrease in sales volume as well as a shift in product mix.

Gross profit decreased by $27.9 million, or 28%, to $73.1 million in the three months ended June 30, 2025, from $101.0 million in the three months ended June 30, 2024. Gross profit decreased by $46.2 million, or 25%, to $136.1 million in the six months ended June 30, 2025, from $182.3 million in the six months ended June 30, 2024. Gross profit decreased as a percentage of revenue due to a shift in product mix.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Research and development	$10,395	$15,587	$(5,192)	(33%)

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Research and development	$21,035	$28,397	$(7,362)	(26%)

Research and development expenses decreased by $5.2 million, or 33%, to $10.4 million in the three months ended June 30, 2025, from $15.6 million in the three months ended June 30, 2024. Research and development expenses decreased by $7.4 million, or 26%, to $21.0 million in the six months ended June 30, 2025, from $28.4 million in the six months ended June 30, 2024. The decrease in research and development expenses was primarily due to a decrease in expenses associated with clinical research and trials.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$73,810	$76,540	$(2,730)	(4%)

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$146,319	$148,862	$(2,543)	(2%)

Selling, general and administrative expenses decreased by $2.7 million, or 4%, to $73.8 million in the three months ended June 30, 2025, from $76.5 million in the three months ended June 30, 2024. The decrease in selling, general and administrative expenses was primarily due to a $5.9 million decrease in commissions and royalty expense due to decreased sales. These decreases in expenses were partially offset by a $0.8 million increase in facilities expense, a $1.5 million increase in marketing expenses, and a $1.2 million increase in the allowance for expected credit losses.

Selling, general and administrative expenses decreased by $2.5 million, or 2%, to $146.3 million in the six months ended June 30, 2025, from $148.9 million in the six months ended June 30, 2024. The decrease in selling, general and administrative expenses was primarily due to a $9.4 million decrease in commissions and royalty expense due to decreased sales. These decreases in expenses were partially offset by a $4.0 million increase in headcount-related expenses and facilities expense, a $1.3 million increase in marketing expenses, and a $1.1 million increase in the allowance for expected credit losses.

Impairment and Write-Down Expenses

During the three and six months ended June 30, 2025, we recorded a $1.7 million and $8.3 million, respectively, write-down of costs to adjust certain assets held for sale to their fair market value. During the three and six months ended June 30, 2024, we recorded a $4.0 million write-down of costs related to internal-use software and an $18.8 million impairment of a purchased building and associated unfinished construction work. See Note 6, Property and Equipment, Net, to our condensed consolidated financial statements included in this Form 10-Q.

Other Income (Expense), net

Other income (expense) net, decreased by $1.4 million to $0.7 million in income in the three months ended June 30, 2025, from $0.6 million in expense in the three months ended June 30, 2024. Other income (expense), net, decreased by $2.8 million to $1.7 million in income in the six months ended June 30, 2025, from $1.1 million in expense in the six months ended June 30, 2024. The decrease resulted primarily from interest income generated from our interest-bearing sweep accounts offset by amortization of debt discount and debt issuance costs.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$2,442	$(2,503)	$4,945	(198%)

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$9,382	$(260)	$9,642	(3708%)

Income tax expense decreased by $4.9 million, or 198%, to a benefit of $2.4 million in the three months ended June 30, 2025, from expense of $2.5 million in the three months ended June 30, 2024. Income tax expense decreased by $9.6 million, or 3708%, to a benefit of $9.4 million in the six months ended June 30, 2025, from expense of $0.3 million in the six months ended June 30, 2024. The change in the income tax benefit (expense) is primarily attributable to a higher estimated effective tax rate for the twelve months ending December 31, 2025 resulting from an increase in expected pre-tax income in 2025 compared to 2024, partially offset by our research and development tax credits.

Liquidity and Capital Resources

As of June 30, 2025, we had working capital of $189.1 million, which included $73.1 million in cash and cash equivalents. We expect that our cash on hand and other components of working capital as of June 30, 2025, plus net cash flows from product sales will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this Form 10-Q.

Our primary uses of cash are working capital requirements, capital expenditures and debt service payments. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. Working capital is used principally for our personnel as well as manufacturing costs related to the production of our products. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers. Our capital expenditures consist primarily of building improvements (including costs related to the build-out of our Smithfield, Rhode Island facility), manufacturing equipment, and computer hardware and software.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(52,808)	$(5,424)
Net cash used in investing activities	(7,264)	(4,102)
Net cash used in financing activities	(2,344)	(4,335)
Net change in cash, cash equivalents and restricted cash	$(62,416)	$(13,861)

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $52.8 million, resulting from our net loss of $28.2 million and net cash used in connection with changes in our operating assets and liabilities of $58.8 million, partially offset by non-cash charges of $34.3 million. Net cash used in changes in our operating assets and liabilities included an increase in inventory of $15.9 million, an increase in accounts receivable of $13.6 million, an increase in prepaid expenses and other current assets and other assets of $12.9 million, a decrease in accrued expenses and other current liabilities of $13.9 million, and a decrease in operating lease liabilities of $4.1 million, partially offset by an increase in accounts payable of $1.6 million.

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

Investing Activities

During the six months ended June 30, 2025, we used $7.3 million of cash in investing activities consisting exclusively of capital expenditures.

During the six months ended June 30, 2024, we used $4.1 million of cash in investing activities consisting exclusively of capital expenditures.

Financing Activities

During the six months ended June 30, 2025, net cash used in financing activities was $2.3 million. This consisted of principal payments on finance lease obligations of $0.6 million and net cash payments associated with our stock awards activities of $1.8 million.

During the six months ended June 30, 2024, net cash used in financing activities was $4.3 million. This consisted of the principal payment on our term loan of $2.8 million, principal payments on finance lease obligations of $0.5 million, and net cash payments associated with our stock awards activities of $1.0 million.

Indebtedness

2021 Credit Agreement

In August 2021, we and our subsidiaries entered into a credit agreement with SVB and several other lenders (the “Lenders”), which we refer to as the 2021 Credit Agreement. The 2021 Credit Agreement, as amended, provides for a term loan facility not to exceed $75.0 million (the “Term Loan Facility”) and a revolving credit facility not to exceed $125.0 million (the “Revolving Facility”). In November 2024, we and the Lenders amended the 2021 Credit Agreement to allow for the issuance of the Convertible Preferred Stock, and to require the repayment of the Term Loan Facility within one business day of such issuance, among other terms (the “2024 Amendment”). In August 2025, we and the Lenders amended the 2021 Credit Agreement (the “2025 Amendment”) to provide that so long as there are no outstanding borrowings under the Revolving Facility, the Consolidated Fixed Charge Coverage Ratio (described below) covenant shall not be tested for the fiscal quarter ended June 30, 2025. Notwithstanding this testing accommodation for the quarter ended June 30, 2025, the covenant is deemed to be in effect for purposes of any transaction contemplated by the 2021 Credit Agreement that requires pro forma compliance with the Consolidated Fixed Charge Coverage Ratio or the financial covenants generally and would preclude us from any additional borrowing under the Revolving Facility unless waived or further amended. The 2025 Amendment further requires us, our subsidiary guarantors, the administrative agent and certain of the Lenders prior to September 30, 2025 to enter into an agreement to reset certain financial covenants or implement new financial covenants and implement other modifications to the 2021 Credit Agreement and related documents, on terms and conditions reasonably acceptable to the administrative agent and such Lenders. The Lenders shall have no further obligation to make revolving extensions of credit under the 2021 Credit Agreement until such an agreement has been executed, and our failure to enter into such an agreement shall constitute an event of default under the 2021 Credit Agreement. Notwithstanding this obligation, we have the right to terminate the 2021 Credit Agreement for our convenience prior to such date, and we expect that the cash on hand and other components of working capital as of June 30, 2025, plus net cash flows from product sales will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this Form 10-Q.

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

As of June 30, 2025 and December 31, 2024, we did not have outstanding borrowings under our Term Loan Facility or our Revolving Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that, as of June 30, 2025, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, on January 22, 2025, the Company was served with a complaint captioned United States of America, State of Texas, ex rel. John Doe vs. Organogenesis Holdings, Inc., which was filed in the United States District Court for the Southern District of Texas. The complaint was brought by an employee the Company terminated. The United States and the State of Texas each declined to intervene in the case in September 2024. The complaint alleged claims pursuant to the United States False Claims Act and the Texas State Medicaid Fraud Prevention Act, seeking unquantified damages as well as fines, attorneys’ fees and other costs. On March 31, 2025, the Company filed a Motion to

Dismiss the Complaint in its entirety. On May 19, 2025, shortly before a response was due, the plaintiff filed a notice of dismissal without prejudice which was accepted by the Court. The United States and the State of Texas both consented to the dismissal.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2024, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended June 30, 2025. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2024, or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Seven MACs recently published new proposed LCDs, for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population that list certain of our products as non-covered. If the final LCDs include this non-coverage determination, it could, at least in the near term, have a material adverse effect on utilization of these products, our business and our revenue.

On April 25, 2024, seven MACs (CGS, WPS, NGS, Palmetto, Novitas, First Coast Services, and Noridian) published new proposed LCDs for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population. These LCDs were finalized by the MACs on November 14, 2024, and were originally set to become effective on February 12, 2025. However, on January 24, 2025, the MACs announced a delay in the implementation of the LCDs until April 13, 2025, and on April 10, 2025, the MACs announced another delay in the implementation of the LCDs until January 1, 2026. Under the new LCDs finalized in November 2024, should they take effect in their current form, a total of eighteen products would remain covered, including our Apligraf and Dermagraft products for DFUs and VLUs, and our Affinity and NuShield products for DFUs; however, more than 200 products would be classified as “non-covered,” including our PuraPly, PuraPly AM, PuraPly XT, Novachor, TransCyte, Dual and Matrix products for DFUs and VLUs. It is uncertain if there will be further delays in implementing the new LCDs and/or if the new LCDs will be revised or rescinded going forward. If implemented, the LCDs could materially impact utilization of these products, our business, and our revenue. Any future changes or other developments related to these or other LCDs also could affect utilization of our products, our business, and our revenue.

CMS proposed rule including proposed policy changes for Medicare payments under the PFS for skin substitute products in calendar year 2026 could have a material adverse effect on utilization of our products, our business and our revenue.

In July 2025, CMS issued proposed rules that announce and solicit comments on proposed policy changes for Medicare payments under the PFS and OPPS, and other Medicare Part B issues, effective on or after January 1, 2026. For calendar year 2026, CMS has proposed to pay for skin substitute products as incident-to supplies when they are used as part of a covered application procedure paid under the PFS in the non-facility setting or under the Medicare OPPS in the hospital outpatient department setting. CMS also proposed to align skin substitute categorization consistent with their FDA regulatory status, such as 361 HCT/Ps, PMAs and 510(k)s. CMS indicated that it believes grouping and paying for skin substitute products based on relevant product characteristics, consistent with their FDA regulatory status, recognizes the clinical and resource differences in product types and would incentivize competition to create more innovative products, while also resulting in significant savings to the Medicare Trust Fund. CMS proposed, for calendar year 2026, to use a single payment rate reflecting the highest average for these three categories of skin substitute products to ensure it is not underestimating the resources involved with furnishing these services. For future years, CMS intends to propose payment rates that differentiate between the three FDA regulatory categories. CMS is proposing to implement these policy changes in both the non-facility setting paid under the PFS and the hospital outpatient department setting paid under OPPS to remain consistent across these different sites of care. While we believe CMS’ proposed payment structure will curb abuse under the current system, and the resulting rapid escalation in Medicare spending, and ensure a much-needed consistent payment approach across sites of care, the changes could also materially impact utilization of our products, our business, and our revenue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Dated: August 7, 2025	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco

David Francisco
Chief Financial Officer

(Principal Financial and Accounting Officer)