Form 10-Q
period 2025-09-30
Organogenesis Holdings Inc.
filed 2025-11-06
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares of the registrant’s Class A common stock outstanding as of October 30, 2025 was 126,912,142.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2025

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$63,745	$135,571
Restricted cash	627	580
Accounts receivable, net	168,783	109,861
Inventories, net	39,583	26,219
Asset held for sale (Note 6)	4,365	—
Prepaid expenses and other current assets	22,646	13,710
Total current assets	299,749	285,941
Property and equipment, net	78,058	89,128
Intangible assets, net	9,943	12,468
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	33,304	37,110
Deferred tax asset, net	45,591	39,462
Other assets	14,410	5,005
Total assets	$509,827	$497,886
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Current portion of finance lease obligations	$1,207	$1,170
Current portion of operating lease obligations - related party	3,798	3,671
Current portion of operating lease obligations	4,785	4,272
Accounts payable	40,219	28,911
Accrued expenses and other current liabilities	40,310	39,453
Total current liabilities	90,319	77,477
Finance lease obligations, net of current portion	2,094	718
Operating lease obligations, net of current portion - related party	5,419	8,283
Operating lease obligations, net of current portion	23,507	25,198
Other liabilities	2,509	894
Total liabilities	123,848	112,570
Commitments and contingencies (Note 15)

Series A redeemable convertible preferred stock, $0.0001 par value; 130,000 shares authorized, issued and outstanding; liquidation preference of $139,429 and $131,387 at September 30, 2025 and December 31, 2024, respectively.	130,851	122,419

Stockholders’ equity:
Preferred stock, $0.0001 par value; 870,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 127,639,990 and 126,458,784 shares issued; 126,911,442 and 125,730,236 shares outstanding at September 30, 2025 and December 31, 2024, respectively.	13	13
Additional paid-in capital	301,893	302,994
Accumulated deficit	(46,778)	(40,110)
Total stockholders’ equity	255,128	262,897
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$509,827	$497,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Net product revenue	$150,487	$115,177	$337,959	$355,387
Grant income	377	—	603	—
Total revenue	150,864	115,177	338,562	355,387
Operating expenses:
Cost of goods sold	36,251	26,796	87,604	84,690
Selling, general and administrative	79,743	71,795	226,062	220,657
Research and development	13,221	10,344	34,256	38,741
Write-down to fair value for asset held for sale	922	—	9,235	—
Impairment of property and construction	—	—	—	18,842
Write-down of capitalized internal-use software costs	—	—	—	3,959
Total operating expenses	130,137	108,935	357,157	366,889
Income (loss) from operations	20,727	6,242	(18,595)	(11,502)
Other income (expense), net:
Interest income (expense), net	415	(471)	2,045	(1,605)
Other income, net	18	52	93	47
Total other income (expense), net	433	(419)	2,138	(1,558)
Net income (loss) before income taxes	21,160	5,823	(16,457)	(13,060)
Income tax benefit	407	6,508	9,789	6,248
Net income (loss) and comprehensive income (loss)	21,567	12,331	(6,668)	(6,812)
Accretion of redeemable convertible preferred stock to redemption value	(140)	—	(390)	—
Cumulative dividend on redeemable convertible preferred stock	(2,734)	—	(8,042)	—
Undistributed earnings allocated to participating redeemable convertible preferred stock	(4,168)	—	—	—
Net income (loss) attributable to common stockholders	$14,525	$12,331	$(15,100)	$(6,812)
Net income (loss) per share:
Basic	$0.11	$0.09	$(0.12)	$(0.05)
Diluted	$0.11	$0.09	$(0.12)	$(0.05)
Weighted-average common shares outstanding:
Basic	126,881,709	132,575,301	126,679,109	132,342,203
Diluted	130,848,995	133,926,755	126,679,109	132,342,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share amounts)

					Additional
	Redeemable Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2024	130,000	$122,419	125,730,236	$13	$302,994	$(40,110)	$262,897
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	2,748	—	—	(2,748)	—	(2,748)
Exercise of stock options	—	—	20,016	—	25	—	25
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	1,103,284	—	(1,796)	—	(1,796)
Stock-based compensation expense	—	—	—	—	3,367	—	3,367
Net loss	—	—	—	—	—	(18,843)	(18,843)
Balance as of March 31, 2025	130,000	$125,167	126,853,536	$13	$301,842	$(58,953)	$242,902
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	2,810	—	—	(2,810)	—	(2,810)
Stock-based compensation expense	—	—	—	—	2,542	—	2,542
Net loss	—	—	—	—	—	(9,392)	(9,392)
Balance as of June 30, 2025	130,000	$127,977	126,853,536	$13	$301,574	$(68,345)	$233,242
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	2,874	—	—	(2,874)	—	(2,874)
Exercise of stock options	—	—	57,184	—	130	—	130
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	722	—	(2)	—	(2)
Stock-based compensation expense	—	—	—	—	3,065	—	3,065
Net income	—	—	—	—	—	21,567	21,567
Balance as of September 30, 2025	130,000	$130,851	126,911,442	$13	$301,893	$(46,778)	$255,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (Continued)

(unaudited)

(amounts in thousands, except share amounts)

					Additional
	Redeemable Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2023	—	$—	131,316,396	$13	$319,621	$(40,971)	$278,663
Exercise of stock options	—	—	152,250	—	180	—	180
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	1,070,694	—	(1,120)	—	(1,120)
Stock-based compensation expense	—	—	—	—	2,407	—	2,407
Net loss	—	—	—	—	—	(2,100)	(2,100)
Balance as of March 31, 2024	—	$—	132,539,340	$13	$321,088	$(43,071)	$278,030
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	34,898	—	(54)	—	(54)
Stock-based compensation expense	—	—	—	—	2,568	—	2,568
Net loss	—	—	—	—	—	(17,043)	(17,043)
Balance as of June 30, 2024	—	$—	132,574,238	$13	$323,602	$(60,114)	$263,501
Exercise of stock options	—	—	1,500	—	4	—	4
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	764	—	(1)	—	(1)
Stock-based compensation expense	—	—	—	—	2,712	—	2,712
Net income	—	—	—	—	—	12,331	12,331
Balance as of September 30, 2024	—	$—	132,576,502	$13	$326,317	$(47,783)	$278,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

7

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,668)	$(6,812)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,207	10,008
Amortization of intangible assets	2,525	2,569
Reduction in the carrying value of right-of-use assets	6,193	6,377
Non-cash interest expense	208	313
Deferred interest expense	—	274
Deferred tax benefit	(6,129)	(7,887)
Provision recorded for credit losses	5,403	3,723
Loss on disposal of property and equipment	73	444
Adjustment for excess and obsolete inventories	7,963	5,884
Stock-based compensation	8,974	7,687
Write-down to fair value for asset held for sale (Note 6)	9,235	—
Impairment of property and construction (Note 6)	—	18,842
Write-down of capitalized internal-use software costs (Note 6)	—	3,959
Changes in operating assets and liabilities:
Accounts receivable	(64,325)	(22,996)
Inventories	(14,954)	(5,749)
Prepaid expenses and other current assets and other assets	(3,298)	(4,052)
Operating leases	(6,302)	(9,253)
Accounts payable	643	(6,022)
Accrued expenses and other current liabilities	(1,943)	5,882
Other liabilities	1,466	80
Net cash provided by (used in) operating activities	(49,729)	3,271
Cash flows from investing activities:
Purchases of property and equipment	(9,499)	(6,671)
Net cash used in investing activities	(9,499)	(6,671)
Cash flows from financing activities:
Landlord assets under construction, net of tenant allowance	(10,039)	—
Payments of term loan under the 2021 Credit Agreement	—	(4,219)
Payments of withholding taxes in connection with RSUs vesting	(1,798)	(1,173)
Proceeds from the exercise of stock options	155	184
Principal repayments of finance lease obligations	(869)	(804)
Net cash used in financing activities	(12,551)	(6,012)
Change in cash, cash equivalents and restricted cash	(71,779)	(9,412)
Cash, cash equivalents, and restricted cash, beginning of period	136,151	104,338
Cash, cash equivalents, and restricted cash, end of period	$64,372	$94,926
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$4,105
Cash paid for income taxes	$4,086	$5,493
Supplemental disclosure of non-cash investing and financing activities:
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	$8,432	$—
Change in purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$(2,029)	$(222)
Right-of-use assets obtained through finance lease obligations	$2,282	$—
Right-of-use assets obtained through operating lease obligations	$2,388	$1,201
Landlord asset additions included in accounts payable and accrued expenses and other current liabilities, net of tenant allowances	$1,925	$—

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 27, 2025 (the “Annual Report”). The results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future years or periods.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Once adopted, this ASU will require additional disclosures in our consolidated financial statements. We plan to adopt this standard in the fourth quarter of 2025 and expect to expand our income tax disclosures in our Annual Report on Form 10-K for the fiscal year ending December 31, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements and related disclosures.

3. Revenue

Revenue from Contracts with Customers

The following tables set forth revenue by product category:

	Three Months Ended September 30,
	2025	2024
Advanced Wound Care	$141,451	$107,953
Surgical & Sports Medicine	9,036	7,224
Total net product revenue	$150,487	$115,177

	Nine Months Ended September 30,
	2025	2024
Advanced Wound Care	$314,074	$335,054
Surgical & Sports Medicine	23,885	20,333
Total net product revenue	$337,959	$355,387

For all periods presented, net product revenue generated outside the United States represented less than 1% of total net product revenue.

For the three and nine months ended September 30, 2025 and 2024, the Company recorded group purchasing organization (“GPO”) fees of $2,414, $4,987, $1,476 and $4,499, respectively, as a direct reduction of revenue.

Grant Income

During the second quarter of 2025, the Company received a grant from a governmental agency totaling $5,000 for the achievement of two milestones. The grant helps offset the costs of facility construction and expansion efforts, or related job creation objectives for the “Smithfield Facility” (see Note 13, Leases). The Company received a cash payment of $2,500 for the achievement of the first milestone during the second quarter of 2025. Amounts received are included in cash flows from operating activities in the condensed consolidated statements of cash flows. During the third quarter of 2025, the Company achieved the second milestone and the remaining $2,500 was included in prepaid expense and other current assets on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recorded $377 and $603, respectively, of grant income related to this grant. As of September 30, 2025, $2,946 and $1,451 of deferred income, respectively, are included in accrued expenses and other current liabilities and other liabilities on the condensed consolidated balance sheets.

4. Accounts Receivable, Net

Accounts receivable consisted of the following:

	September 30,	December 31,
	2025	2024
Accounts receivable	$182,224	$119,437
Less — allowance for credit losses	(13,441)	(9,576)
	$168,783	$109,861

The Company’s allowance for credit losses is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$11,153	$8,512	$9,576	$6,860
Additions (adjustments)	2,287	1,693	5,403	3,728
Write-offs	—	(475)	(1,542)	(858)
Recoveries	1	—	4	—
Balance at end of period	$13,441	$9,730	$13,441	$9,730

5. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$14,094	$13,252
Work in process	1,122	923
Finished goods	24,367	12,044
	$39,583	$26,219

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of historical sales as compared to inventory levels, and working with operations to maximize recovery of excess inventory. During the three and nine months ended September 30, 2025 and 2024, the Company charged $1,870, $7,963, $1,415 and $5,884, respectively, for inventory excess and obsolescence to cost of goods sold within the condensed consolidated statements of operations and comprehensive income (loss).

6. Property and Equipment, Net

Property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Furniture, computers and equipment	$67,892	$63,248
Leasehold improvements	66,727	63,342
Buildings	—	13,600
	134,619	140,190
Accumulated depreciation and amortization	(84,103)	(72,949)
Construction in progress	27,542	21,887
	$78,058	$89,128

Depreciation and amortization expense was $4,029, $11,207, $3,570, and $10,008 for the three and nine months ended September 30, 2025 and 2024, respectively.

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

During the second quarter of 2024, the Company determined that the factors above constituted an impairment trigger relating to its remaining company-wide asset group. The Company performed a recoverability test in accordance with ASC 360, Property, Plant and Equipment. The estimated undiscounted cash flows directly attributable to the asset group exceeded its carrying value, and accordingly the Company did not record any impairment related to this asset group. The Company did not record any impairment relating to its company-wide asset group during the three and nine months ended September 30, 2025 and 2024.

During the first quarter of 2025, the Company listed the property for sale and intends to complete the sale of these assets, which are separately presented in the Company’s condensed consolidated balance sheets, within twelve months. During the three and nine months ended September 30, 2025, the Company recognized a $922 and $9,235, respectively, write-down to adjust the carrying value of the building held for sale to its estimated fair market value based on observable market conditions, net of the estimated costs to sell on the condensed consolidated statements of operations and comprehensive income (loss). Management has determined that the planned sale does not represent a strategic shift having a major effect on the Company’s operations and financial results and therefore does not meet the criteria for classification as discontinued operations.

7. Goodwill and Intangible Assets

Goodwill was $28,772 as of September 30, 2025 and December 31, 2024. There was no impairment of goodwill recorded during the three and nine months ended September 30, 2025 and 2024.

Identifiable intangible assets consisted of the following as of September 30, 2025:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(28,220)	$4,400
Customer relationships	10,690	(5,396)	5,294
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,831)	249
Non-compete agreements	1,010	(1,010)	—
Total	$58,523	$(48,580)	$9,943

Identifiable intangible assets consisted of the following as of December 31, 2024:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(26,708)	$5,912
Customer relationship	10,690	(4,588)	6,102
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,733)	347
Non-compete agreements	1,010	(903)	107
Total	$58,523	$(46,055)	$12,468

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, which reflects the pattern in which the economic benefits of the intangible assets are consumed was $842, $2,525, $834 and $2,569 for the three and nine months ended September 30, 2025 and 2024, respectively. The weighted average remaining useful lives for developed technology, customer relationships, trade names and trademarks are 2.9 years, 5.0 years, and 2.8 years, respectively, as of September 30, 2025.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Personnel costs	$31,413	$23,836
Royalties	4,026	7,381
Deferred grant income (Note 3)	2,946	—
Restructuring charge	497	—
Accrued taxes	176	4,286
Accrued milestone payment (Note 15)	—	2,500
Other	1,252	1,450
	$40,310	$39,453

9. Long-Term Debt Obligations

2021 Credit Agreement

In August 2021, the Company, as borrower, its subsidiaries, as guarantors, and Silicon Valley Bank (“SVB”), and the several other lenders thereto (collectively, the “Lenders”) entered into a credit agreement, as amended (the “2021 Credit Agreement”), providing for a term loan facility not to exceed $75,000 (the “Term Loan Facility”) and a revolving credit facility not to exceed $125,000 (the “Revolving Facility” and, together with the Term Loan Facility, the “Facilities”). In November 2024, the Company and the Lenders amended the 2021 Credit Agreement to allow for the issuance of the Convertible Preferred Stock, and to require the repayment of the Term Loan Facility within one business day of such issuance, among other terms (the “2024 Amendment”). In August 2025, the Company and the Lenders amended the 2021 Credit Agreement (the “August 2025 Amendment”) to provide that so long as there are no outstanding borrowings under the Revolving Facility, the Consolidated Fixed Charge Coverage Ratio covenant shall not be tested for the fiscal quarter ended June 30, 2025. Notwithstanding this testing accommodation for the quarter ended June 30, 2025, the covenant is deemed to be in effect for purposes of any transaction contemplated by the 2021 Credit Agreement that requires pro forma compliance with the Consolidated Fixed Charge Coverage Ratio or the financial covenants generally and would preclude the Company from any additional borrowing under the Revolving Facility unless waived or further amended. On October 31, 2025, the 2021 Credit Agreement was further amended (the “October 2025 Amendment”). The October 2025 Amendment reduced the Revolving Facility from $125,000 to $75,000, removed the Consolidated Fixed Charge Coverage Ratio covenant and added a minimum Consolidated Interest Coverage Ratio covenant of 3x, tested quarterly and a Consolidated Capital Expenditures covenant, which requires capital expenditures to be less than $50,000 during any 12-month period when loans under the Revolving Facility exceed $50,000. The Company paid an amendment fee of $113 in connection with the October 2025 Amendment.

The Company’s obligations to the Lenders are secured by substantially all of the Company’s assets, including intellectual property. Capitalized terms used herein and not otherwise defined are defined as set forth in the 2021 Credit Agreement, as amended.

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

Under the 2021 Credit Agreement, as amended, the Company is required to comply with certain financial covenants including the Consolidated Total Net Leverage Ratio, Consolidated Interest Coverage Ratio and Consolidated Capital Expenditures, tested quarterly. In addition, the Company is also required to make representations and warranties and comply with certain non-financial covenants that are customary in loan agreements of this type, including restrictions on the payment of dividends, repurchase of stock, incurrence of indebtedness, dispositions and acquisitions.

As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Term Loan Facility and no outstanding borrowings under the Revolving Facility.

The Company recorded debt issuance costs and related fees of $604 in connection with entering into the Term Loan Facility, which were recorded as a reduction of the carrying value of the Term Loan Facility on the accompanying condensed consolidated balance sheets and amortized to interest expense over the expected term of the Term Loan Facility. Upon repayment of the Term Loan Facility, the remaining balance of these debt issuance costs of $215 was recorded as a loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive income (loss) and is included within selling, general and administrative expenses. In connection with entering into the Revolving Facility, the Company recorded debt issuance costs and related fees of $1,223, which are recorded as other assets and are being amortized to interest expense through the maturity date of the Revolving Facility.

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

Pursuant to the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designation”), each share of Convertible Preferred Stock is initially convertible into 263.7358 shares of Class A common stock, subject to adjustment as provided therein. Until the Company received stockholder approval, as contemplated by Nasdaq listing rules, with respect to the issuance of shares of Class A common stock upon conversion of the Convertible Preferred Stock in excess of the limitations imposed by such rules (collectively, the “Ownership Limitations”), holders of the Convertible Preferred Stock (“Preferred Stockholders”) could not convert the Convertible Preferred Stock into a number of shares of Class A common stock in excess of 26,502,042 shares, which represented 19.99% of the outstanding shares of Class A common stock at the time of signing the Subscription Agreement, or to the extent such conversion would result in a Preferred Stockholder beneficially owning greater than 19.99% of the Company’s then-outstanding shares. During the second quarter of 2025, the Company’s shareholders approved the issuance of shares of Class A common stock upon conversion of the outstanding shares of Convertible Preferred Stock in excess of the Ownership Limitations. Consequently, the Company’s obligation to make certain cash-in-lieu payments in connection with a conversion of Convertible Preferred Stock that would otherwise have resulted in the issuance of shares of Class A common stock in excess of the Ownership Limitations is no longer applicable. These changes in contractual terms didn’t change the fair value of the Convertible Preferred Stock. As of September 30, 2025, Preferred Stockholders can convert the Convertible Preferred Stock into an aggregate of 36,772,309 shares of Class A common stock. The Convertible Preferred Stock remains convertible at the option of the Company after the second anniversary of issuance if the closing price of the Company’s Class A common stock equals or exceeds 200% of the conversion price for twenty trading days out of a period of thirty consecutive trading days.

The Company recognizes changes in the redemption value of the Convertible Preferred Stock, which include accretion of the associated issuance costs and accrual of unpaid dividends using the effective interest method, over the period from the issuance date to the earliest redemption date, November 12, 2031. Any accrued but unpaid dividends will become part of the liquidation preference of the Convertible Preferred Stock, as set forth in the Certificate of Designation. As of September 30, 2025, the Company had not paid any dividends in cash, and all such dividends had been accrued and added to the liquidation preference of the Convertible Preferred Stock. During the nine months ended September 30, 2025, the Company increased the carrying value of the Convertible Preferred Stock by $8,432 which resulted in a corresponding decrease to additional paid-in-capital during the same period.

11. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of September 30, 2025, the issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019. The 7,921,731 shares of Class A common stock repurchased in November 2024 pursuant to the Stock Repurchase Agreements and the Additional Stock Repurchase Agreement were retired and returned to authorized and unissued status.

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

Stock-based compensation expense was $3,065, $8,974, $2,712, and $7,687 for the three and nine months ended September 30, 2025 and 2024, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Restricted Stock Units (RSUs)

The Company granted 1,853,844 and 1,914,335 time-based restricted stock units to its employees, executives and members of the Board of Directors in the nine months ended September 30, 2025 and 2024, respectively. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s Class A common stock on the date of grant.

The following table summarizes the Company’s restricted stock units activity since December 31, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	4,529,330	$3.40
Granted	1,853,844	3.53
Vested	(1,583,752)	3.77
Canceled/Forfeited	(25,549)	3.40
Unvested at September 30, 2025	4,773,873	$3.33

As of September 30, 2025, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $9,652 and the weighted average remaining recognition period for unvested awards was 2.47 years.

Performance Share Units (PSUs)

In the nine months ended September 30, 2025, the Company granted performance share units (“PSUs”) as part of its stock-based compensation program. The PSUs vest annually based on the achievement of specific performance goals as set forth in the applicable award agreement. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount. If the performance conditions are not met or are not expected to be met, recognized compensation expense associated with the grant will be reversed. The fair value of each PSU granted is the closing stock price on the date of grant and the

PSUs are subject to a one-year vesting period. However, performance targets are measured independently for the three year period, where each tranche is tied to distinct performance metrics established for the applicable year. The annual performance targets are established during the first quarter of the applicable year. In addition to interim annual targets, the awards include a catch up provision whereby if, at the end of the three-year period, the Company achieves a certain average annual revenue compounded growth rate the entire performance share award will vest, regardless of the interim target performance.

As of September 30, 2025, the Company determined that the 2025 performance target was probable of being achieved. The Company granted 198,900 PSUs to its executives in the nine months ended September 30, 2025, which represented the 2025 tranche of target award.

The activity of PSUs is set forth below:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	—	$—
Granted	198,900	3.53
Vested	—	—
Canceled/Forfeited	—	—
Unvested at September 30, 2025	198,900	$3.53

As of September 30, 2025, the total unrecognized compensation cost related to unvested PSUs expected to vest was $179 and the weighted average remaining recognition period for unvested awards was 0.25 years.

Stock Options

The stock options granted during the nine months ended September 30, 2025 and 2024 were 1,558,694 and 2,640,601, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2024:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding as of December 31, 2024	10,563,880	$4.74	7.26	$2,521
Granted	1,558,694	3.53	—	—
Exercised	(86,581)	2.29	—	175
Canceled/Forfeited	(144,298)	5.58	—	—
Options outstanding as of September 30, 2025	11,891,695	$4.49	6.98	$10,758
Options exercisable as of September 30, 2025	6,275,808	$5.45	5.84	$5,072
Options vested or expected to vest as of September 30, 2025	11,128,737	$4.57	6.88	$10,014

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2025 and 2024 was $1.89 and $1.89, respectively. The total fair value of options vested during the nine months ended September 30, 2025 and 2024 was $4,930 and $4,136, respectively.

As of September 30, 2025, the total unrecognized stock compensation expense related to unvested options was $5,927 and was expected to be recognized over a weighted-average period of 2.41 years.

12. Earnings (Loss) per Share (EPS)

The Company applies the two-class method when computing EPS attributable to common stockholders as the Company has issued shares that meet the definition of participating securities. The two-class method determines EPS for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the undistributed earnings as if all income for the period had been distributed. The Company considers its Convertible Preferred Stock to be participating securities as, in the event a dividend is paid on its Class A common stock, the holders of Convertible Preferred Stock would be entitled to receive dividends on a basis consistent with the common stockholders. The holders of the Convertible Preferred Stock are also entitled to residual value in liquidation. There is no allocation required under the two-class method during periods of loss since the participating securities do not have a contractual obligation to share in the losses of the Company.

Basic EPS attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common shares outstanding for the period, excluding potentially dilutive common shares. Diluted EPS attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potentially dilutive common shares. For purposes of this calculation, Convertible Preferred Stock, unvested RSUs, PSUs and options to purchase common stock are considered potentially dilutive common shares. In periods in which the Company reports a net loss available to common stockholders, diluted EPS available to common stockholders is the same as basic EPS available to common stockholders, since potentially dilutive common shares are not assumed to have been issued as their effect is anti-dilutive. The Company calculates diluted EPS using the treasury stock method for potentially dilutive common shares which includes consideration of unrecognized compensation expenses as additional proceeds.

The computation of basic and diluted EPS attributable to the Class A common stockholders was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$21,567	$12,331	$(6,668)	$(6,812)
Accretion of redeemable convertible preferred stock to redemption value	(140)	—	(390)	—
Cumulative dividend on redeemable convertible preferred stock	(2,734)	—	(8,042)	—
Undistributed earnings	18,693	12,331	(15,100)	(6,812)
Undistributed earnings allocated to participating redeemable convertible preferred stock	(4,168)	—	—	—
Net income (loss) attributable to common stockholders	$14,525	$12,331	$(15,100)	$(6,812)
Denominator:
Weighted average common shares outstanding —basic	126,881,709	132,575,301	126,679,109	132,342,203
Dilutive effect of RSUs	2,105,758	636,493	—	—
Dilutive effect of options	1,861,528	714,961	—	—
Weighted-average common shares outstanding — diluted	130,848,995	133,926,755	126,679,109	132,342,203
Net income (loss) per share—basic	$0.11	$0.09	$(0.12)	$(0.05)
Net income (loss) per share—diluted	$0.11	$0.09	$(0.12)	$(0.05)

For the three months ended September 30, 2025 and 2024, the anti-dilutive potential common stock equivalents of 3,920,847 and 1,324,165, respectively, were excluded from the computation of diluted EPS attributable to common stockholders. For the nine months ended September 30, 2025 and 2024, as the Company had a net loss attributable to common stockholders in these periods, outstanding stock-based awards of 16,864,468 and 15,957,827, respectively, were excluded from the diluted EPS calculation as they were anti-dilutive. For the three and nine months ended September 30, 2025, 36,772,309 shares of Class A common stock available upon conversion of Convertible Preferred Stock were excluded from the diluted EPS calculation as they were anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net product revenue	$150,487	$115,177	$337,959	$355,387
Grant income	377	—	603	—
Less:
Cost of goods sold	36,251	26,796	87,604	84,690
Clinical expense	6,198	4,387	14,179	18,856
Sales and marketing	53,208	48,088	150,182	151,919
General and administrative	25,693	22,873	73,355	66,169
Other segment items (a)	7,947	702	19,910	40,565
Segment net income (loss)	21,567	12,331	(6,668)	(6,812)

Reconciliation of segment net income (loss):
Reconciling items	—	—	—	—
Consolidated net income (loss)	$21,567	$12,331	$(6,668)	$(6,812)

(a) Other segment items include: research and development related salary, payroll taxes and benefits, research and development related rent and other facilities expense, research and development related depreciation and amortization, write-down to fair value for asset held for sale, impairment of property and construction, write-down of capitalized internal-use software costs, other income (expense), net, and income tax benefit.

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

The Company recorded total royalty expense of $4,045, $14,666, $6,125, and $18,489 during the three and nine months ended September 30, 2025 and 2024, respectively, within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

The income tax rate for the nine months ended September 30, 2025 was 59.5%, an increase from the U.S. statutory rate of 21% primarily due to research and development tax credit incentives, tax adjustments related to executive compensation and other nondeductible expenses. The income tax benefit for the three and nine months ended September 30, 2025 and 2024 was $407, $9,789, $6,508, and $6,248, respectively.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact to our income tax expense or effective tax rate for the three months ended September 30, 2025. The Company will continue to evaluate the broader effects of the legislation as further guidance is issued.

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

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our Advanced Wound Care products include Apligraf for the treatment of venous leg ulcers (“VLUs”) and diabetic foot ulcers (“DFUs”); Dermagraft for the treatment of DFUs (manufacturing and distribution currently suspended pending transition to our new manufacturing facility in Smithfield, RI); PuraPly AM and PuraPly XT as antimicrobial barriers and native, cross-linked extracellular matrix (“ECM”) scaffold for a broad variety of wound types; CYGNUS Dual as a dual-layered amniotic membrane that promotes an optimal environment for wound healing; CYGNUS Matrix as a dehydrated placental allograft that promotes an optimal environment for wound healing; VIA Matrix, Affinity, Novachor, and NuShield placental allografts to address a variety of wound sizes and types as a protective barrier and ECM scaffold, and SimpliMax as a dehydrated amnion allograft that provides a protective barrier and supports an optimal environment for inherent healing of a wide range of acute and chronic wounds. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

In the Surgical & Sports Medicine market, we are leveraging our broad regenerative medicine capabilities to address chronic and acute surgical wounds and tendon and ligament injuries. Our Sports Medicine products include NuShield and Cygnus Matrix for surgical applications in targeted soft tissue repairs; and Affinity, Novachor, PuraPly MZ, PuraPly AM, and PuraPly SX for management of open wounds in the surgical setting. We currently sell these products through independent agencies and our direct sales force.

Dermagraft

As previously disclosed, manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022. We currently plan to transition our Dermagraft manufacturing to our newly-leased biomanufacturing facility in Smithfield, Rhode Island, which we expect will begin in 2027, and will result in significant capacity and substantial long-term cost savings. We expect to resume sales of Dermagraft by the end of 2027. If there are significant delays in the build out of the Smithfield Facility or in FDA approval of the facility for manufacturing of Dermagraft, it could have an adverse effect on our future consolidated net product revenue and results of operations.

ReNu

ReNu is a cryopreserved suspension derived from human amniotic membrane and cells derived from amniotic fluid. The initial target indication for ReNu is for the management of symptoms associated with knee osteoarthritis (“OA”). We are in the planning stages for clinical studies of ReNu to support the management of symptoms associated with hip OA, and we believe ReNu may have potential as a treatment for additional OA and tissue regeneration applications, which would need to be clinically evaluated further before any such approved uses. As used herein, p value is a measure of statistical significance. The lower the p value, the more likely it is that the results of a clinical trial or study are statistically significant rather than an experimental anomaly.

We completed a Phase 3 prospective, multicenter, double-blind, randomized, saline-controlled clinical trial to evaluate the efficacy of amniotic suspension allograft (“ASA”) in patients with knee OA, and completed topline analysis in the second quarter of 2024. We reported results consistent with the predefined requirements for study success: statistically significant reduction in knee pain (p=0.0177) and statistically significant maintenance of function (p<0.0001) at six months.

On September 25, 2025, we announced an update on our second Phase 3 Randomized Controlled Trial (RCT) of ReNu. This second Phase 3 trial was a prospective, multicenter, double-blind, randomized, saline-controlled, parallel group clinical trial to evaluate the efficacy of ASA in patients with symptomatic knee OA. Patients (n=594) were randomized to receive a single intra-articular(“IA”) injection of either saline control or ReNu. This second Phase 3 RCT of ReNu did not achieve statistical significance for its primary endpoint, despite the ReNu results demonstrating a numerical improvement in baseline pain reduction over the first Phase 3 trial. Baseline pain reduction at six months for ReNu was -6.9 for the second Phase 3 study compared to -6.0 in the first Phase 3 study. Additionally, the ReNu results continued to demonstrate a favorable safety profile.

The primary endpoint for the study was the difference between ReNu and Saline groups in the reduction in knee pain at six months assessed by the Western Ontario and McMaster Universities Arthritis Index (“WOMAC”) pain scale. The study data demonstrated a numerical improvement of -0.5 favoring ReNu (p=0.0393 one-sided p-value, compared to p=0.023 target threshold). The first Phase 3 trial achieved improvement of -0.7 favoring ReNu, which was statistically significant (p=0.0177, one sided p-value, compared to p=0.023 target threshold).

The Company has scheduled a meeting with the FDA for December 12, 2025 to discuss the BLA submission, including potentially using the combined efficacy analysis from both Phase 3 studies of ReNu to support a BLA approval.

Local Coverage Determinations and Centers for Medicare & Medicaid Services (CMS) Proposed and Final Rules

On April 25, 2024, seven Medicare Part A/B Administrative Contractors (“MACs”) published new proposed local coverage determinations (“LCDs”) for skin substitute grafts/cellular and tissue-based products (“CTPs”) for the treatment of DFUs and VLUs in the Medicare population. These LCDs were finalized by the MACs on November 14, 2024, and were originally set to become effective on February 12, 2025. However, on January 24, 2025, the MACs announced a delay in the implementation of the LCDs until April 13, 2025, and on April 11, 2025, the MACs announced another delay in the implementation of the LCDs until January 1, 2026. Under the new LCDs, should they take effect in their current form, a total of approximately eighteen products would remain covered, including our Apligraf and Dermagraft products for DFUs and VLUs, and our Affinity and NuShield products for DFUs; however, more than 200 products would be classified as “non-covered,” including our PuraPly, PuraPly AM, PuraPly XT, Novachor, TransCyte, Dual and Matrix products for DFUs and VLUs. The new LCDs apply only to DFU and VLU indications for skin substitute products; coverage for other indications would remain subject to case-by-case review of medical reasonableness and necessity by the MACs if the LCDs take effect, though some MACs have denied claims outside of these indications. It is uncertain if there will be further delays in implementing the new LCDs and/or if the new LCDs will be revised or rescinded going forward. If implemented, the new LCDs could materially impact utilization of these products, our business, and our revenue. Any future changes or other developments related to these or other LCDs or coverage decisions also could affect utilization of our products, our business, and our revenue.

On November 5, 2025, CMS released a final rule adopting policy changes for Medicare payments under the Physician Fee Schedule (“PFS”) and other Medicare Part B issues, effective on or after January 1, 2026. In July 2025, CMS issued a proposed rule that announces and solicits comments on proposed policy for changes for Medicare payments under the Hospital Outpatient Prospective Payment System (“OPPS”); a final rule is expected to be released in November 2025. For calendar year 2026, under the PFS final rule, CMS will pay for certain skin substitute products, at an initial payment rate of approximately $127.28 per square centimeter (prior to the application of the geographic adjustments), as incident-to supplies when they are used as part of a covered application procedure paid under the PFS in the non-facility setting. For calendar year 2026, under the proposed OPPS rule, CMS would apply a similar payment approach for skin substitute products used in the hospital outpatient department setting. Both the final PFS rule and the proposed OPPS rule CMS align skin substitute categorization consistent with their FDA regulatory status, including 361 HCT/Ps, PMAs and 510(k)s. CMS stated that grouping and paying for skin substitute products based on relevant product characteristics, consistent with their FDA regulatory status, recognizes the clinical and resource differences in product types and is intended to incentivize competition to create more innovative products, while also resulting in significant savings to the Medicare Trust Fund. For calendar year 2026, the final PFS rule and proposed OPPS rule provide for use of a single initial payment rate across these three categories, with CMS indicating that in future years, it intends to propose payment rates that differentiate between the three FDA regulatory categories. CMS is implementing these policy changes in the non-facility setting paid under the PFS and is proposing to implement these policy changes in the hospital outpatient department and ambulatory surgical center settings paid under OPPS to remain consistent across these different sites of care. While we believe CMS’ finalized PFS payment structure and proposed OPPS payment structure will curb abuse under the current system, and the resulting rapid escalation in Medicare spending, and ensure a much-needed consistent payment approach across sites of care, the changes could also materially impact utilization of our products, our business, our revenue and our profitability.

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

Net product revenue

We derive our net product revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of September 30, 2025, we had approximately 221 direct sales representatives and approximately 175 independent agencies.

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

Impairment and write-down expenses

Impairment and write-down of property relates to the pending sale of one of our buildings located on our Canton, Massachusetts campus that was adjusted to fair market value based on current market conditions. We recorded impairment and write-down of the property during the second quarter of 2024 and each quarter of 2025. Write-down of capitalized internal-use software costs consists of the development costs for certain modules of our ERP system that were determined to have no future value. We recorded this charge during the second quarter of 2024.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that a tax position will be sustained on examination by taxing authorities based on the technical merits of the position. We believe that our net U.S. deferred tax assets did not require a valuation allowance as of September 30, 2025 and December 31, 2024.

Our U.S. provision for income taxes relates to a tax benefit associated with a pre-tax loss. We have also recorded a foreign provision for income taxes related to our wholly-owned subsidiary in Switzerland.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

`	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited, in thousands)
Revenue:
Net product revenue	$150,487	$115,177	$337,959	$355,387
Grant income	377	—	603	—
Total revenue	150,864	115,177	338,562	355,387
Operating expenses:
Cost of goods sold	36,251	26,796	87,604	84,690
Selling, general and administrative	79,743	71,795	226,062	220,657
Research and development	13,221	10,344	34,256	38,741
Write-down to fair value for asset held for sale	922	—	9,235	—
Impairment of property and construction	—	—	—	18,842
Write-down of capitalized internal-use software costs	—	—	—	3,959
Total operating expenses	130,137	108,935	357,157	366,889
Income (loss) from operations	20,727	6,242	(18,595)	(11,502)
Other income (expense), net:
Interest income (expense), net	415	(471)	2,045	(1,605)
Other income, net	18	52	93	47
Total other income (expense), net	433	(419)	2,138	(1,558)
Net income (loss) before income taxes	21,160	5,823	(16,457)	(13,060)
Income tax benefit	407	6,508	9,789	6,248
Net income (loss) and comprehensive income (loss)	$21,567	$12,331	$(6,668)	$(6,812)

EBITDA and Adjusted EBITDA

Our management uses financial measures that are not in accordance with GAAP (“Non-GAAP”), in addition to financial measures in accordance with GAAP, to evaluate our operating results. These Non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Our management uses Adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. Our management believes Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the items that we exclude. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

The following table presents a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for each of the periods presented:

`	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited, in thousands)
Net income (loss)	$21,567	$12,331	$(6,668)	$(6,812)
Interest (income) expense, net	(415)	471	(2,045)	1,605
Income tax benefit	(407)	(6,508)	(9,789)	(6,248)
Depreciation and amortization	4,029	3,570	11,207	10,008
Amortization of intangible assets	842	834	2,525	2,569
EBITDA	25,616	10,698	(4,770)	1,122
Stock-based compensation expense	3,065	2,712	8,974	7,687
Write-down to fair value for asset held for sale (1)	922	—	9,235	—
Restructuring charge (2)	516	—	516	—
Impairment of property and construction (3)	—	—	—	18,842
Write-down of capitalized internal-use software costs (4)	—	—	—	3,959
Adjusted EBITDA	$30,119	$13,410	$13,955	$31,610

(1)
Amount reflects the fair value adjustment of a purchased building classified as held for sale. See Note 6, Property and Equipment, Net.
(2)
Amounts reflect employee severance and benefits as well as other exit costs associated with the Company’s restructuring activities.

(3) Amount reflects the impairment of a purchased building and associated unfinished construction work. See Note 6, Property and Equipment, Net.

(4) Amount reflects the write-down of costs previously capitalized as construction in progress in the development of internal-use software, that the Company determined have no future value. See Note 6, Property and Equipment, Net.

Comparison of Three and Nine Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$141,451	$107,953	$33,498	31%
Surgical & Sports Medicine	9,036	7,224	1,812	25%
Net product revenue	$150,487	$115,177	$35,310	31%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$314,074	$335,054	$(20,980)	(6%)
Surgical & Sports Medicine	23,885	20,333	3,552	17%
Net product revenue	$337,959	$355,387	$(17,428)	(5%)

Net product revenue from our Advanced Wound Care products increased by $33.5 million, or 31%, to $141.5 million in the three months ended September 30, 2025, from $108.0 million in the three months ended September 30, 2024. The increase in Advanced Wound Care net product revenue was primarily attributable to introduction of newly licensed products and an increase in product sales of certain of our products to our existing and new customers. Net product revenue from our Advanced Wound Care products decreased by $21.0 million, or 6%, to $314.1 million in the nine months ended September 30, 2025, from $335.1 million in the nine months ended September 30, 2024. The decrease in Advanced Wound Care net product revenue was primarily attributable to increased ambiguity and disruption in customer behavior following the delayed implementation of the LCDs announced in January 2025, partially offset by introduction of newly licensed products and increase in product sales of certain of our products to our existing and new customers.

Net product revenue from our Surgical & Sports Medicine products increased by $1.8 million, or 25%, to $9.0 million in the three months ended September 30, 2025, from $7.2 million in the three months ended September 30, 2024. Net product revenue from our Surgical & Sports Medicine products increased by $3.6 million, or 17%, to $23.9 million in the nine months ended September 30, 2025 from $20.3 million in the nine months ended September 30, 2024. The increase in Surgical & Sports Medicine net product revenue was primarily due to an increase in certain customer buying patterns.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Cost of goods sold	$36,251	$26,796	$9,455	35%
Gross profit	$114,236	$88,381	$25,855	29%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Cost of goods sold	$87,604	$84,690	$2,914	3%
Gross profit	$250,355	$270,697	$(20,342)	(8%)

Cost of goods sold increased by $9.5 million, or 35%, to $36.3 million in the three months ended September 30, 2025, from $26.8 million in the three months ended September 30, 2024. Cost of goods sold increased by $2.9 million, or 3%, to $87.6 million in the nine months ended September 30, 2025, from $84.7 million in the nine months ended September 30, 2024. The increase in cost of goods sold was primarily due to changes in sales volume as well as a shift in product mix.

Gross profit increased by $25.9 million, or 29%, to $114.2 million in the three months ended September 30, 2025, from $88.4 million in the three months ended September 30, 2024. Gross profit decreased by $20.3 million, or 8%, to $250.4 million in the nine months ended September 30, 2025, from $270.7 million in the nine months ended September 30, 2024. The changes in gross profit were primarily due to changes in net product revenue. Gross profit decreased as a percentage of revenue due to a shift in product mix.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Research and development	$13,221	$10,344	$2,877	28%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Research and development	$34,256	$38,741	$(4,485)	(12%)

Research and development expenses increased by $2.9 million, or 28%, to $13.2 million in the three months ended September 30, 2025, from $10.3 million in the three months ended September 30, 2024. Research and development expenses decreased by $4.5 million, or 12%, to $34.3 million in the nine months ended September 30, 2025, from $38.7 million in the nine months ended September 30, 2024. The changes in research and development expenses were primarily due to changes in timing of expenses associated with clinical research and trials, primarily related to ReNu, and support of BLA efforts.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$79,743	$71,795	$7,948	11%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$226,062	$220,657	$5,405	2%

Selling, general and administrative expenses increased by $7.9 million, or 11%, to $79.7 million in the three months ended September 30, 2025, from $71.8 million in the three months ended September 30, 2024. The increase in selling, general and administrative expenses was primarily due to a $8.4 million increase in commissions expense and allowance for expected credit losses due to increased sales, and an increase in headcount-related and restructuring expenses of $2.3 million. These increases in expenses were partially offset by a $3.5 million decrease in royalty and consulting expenses.

Selling, general and administrative expenses increased by $5.4 million, or 2%, to $226.1 million in the nine months ended September 30, 2025, from $220.7 million in the nine months ended September 30, 2024. The increase in selling, general and administrative expenses was primarily due to a $5.8 million increase in headcount-related, restructuring and facility expenses, and a $1.7 million increase in allowance for expected credit losses. These increases in expenses were partially offset by a $3.8 million decrease in royalty expense.

Impairment and Write-Down Expenses

During the three and nine months ended September 30, 2025, we recorded a $0.9 million and $9.2 million, respectively, write-down of costs to adjust certain assets held for sale to their fair market value. During the second quarter of 2024, we recorded a $4.0 million write-down of costs related to internal-use software and an $18.8 million impairment of a purchased building and associated unfinished construction work. See Note 6, Property and Equipment, Net, to our condensed consolidated financial statements included in this Form 10-Q.

Other Income (Expense), net

Other income (expense), net, changed by $0.9 million to $0.4 million in income in the three months ended September 30, 2025, from $0.4 million in expense in the three months ended September 30, 2024. Other income (expense), net, changed by $3.7 million to $2.1 million in income in the nine months ended September 30, 2025, from $1.6 million in expense in the nine months ended September 30, 2024. The change resulted primarily from interest income generated from our interest-bearing sweep accounts offset by amortization of debt discount and debt issuance costs.

Income Tax Benefit

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Income tax benefit	$407	$6,508	$(6,101)	(94%)

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Income tax benefit	$9,789	$6,248	$3,541	57%

Income tax benefit decreased by $6.1 million, or 94%, to $0.4 million in the three months ended September 30, 2025, from $6.5 million in the three months ended September 30, 2024. The decrease in the income tax benefit is primarily attributable to a change in estimated effective tax rate for the twelve months ended December 31, 2024 due to our research and development tax credits, as well changes in expected pre-tax income in 2024.

Income tax benefit increased by $3.5 million, or 57%, to $9.8 million in the nine months ended September 30, 2025, from $6.2 million in the nine months ended September 30, 2024. The increase in the income tax benefit is primarily attributable to a higher estimated effective tax rate for the nine months ended September 30, 2025 resulting from our research and development tax credits.

Liquidity and Capital Resources

As of September 30, 2025, we had working capital of $205.1 million, which included $63.7 million in cash and cash equivalents. We have $75.0 million available for future revolving borrowings under our Revolving Facility upon execution of the October 2025 Amendment (see Note 9, Long-Term Debt Obligations to our condensed consolidated financial statements included in this Form 10-Q). We expect that our cash on hand and other components of working capital as of September 30, 2025, availability under the Revolving Facility, plus net cash flows from product sales will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(49,729)	$3,271
Net cash used in investing activities	(9,499)	(6,671)
Net cash used in financing activities	(12,551)	(6,012)
Net change in cash, cash equivalents and restricted cash	$(71,779)	$(9,412)

Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $49.7 million, resulting from our net loss of $6.7 million and net cash used in connection with changes in our operating assets and liabilities of $88.7 million, partially offset by non-cash charges of $45.7 million. Changes in our operating assets and liabilities included an increase in accounts receivable of $64.3 million, an increase in inventory of $15.0 million, an increase in prepaid expenses and other current assets and other assets of $3.3 million, a decrease in operating lease liabilities of $6.3 million, and a decrease in accrued expenses and other current liabilities of $1.9 million, partially offset by an increase in accounts payable of $0.6 million and an increase in other liabilities of $1.5 million.

During the nine months ended September 30, 2024, net cash provided by operating activities was $3.3 million, resulting from our net loss of $6.8 million and net cash used in connection with changes in our operating assets and liabilities of $42.1 million, partially offset by net non-cash charges of $52.2 million. Changes in our operating assets and liabilities included an increase in accounts receivable of $23.0 million, an increase in inventory of $5.7 million, an increase in prepaid expenses and other current assets and other assets of $4.1 million, a decrease in operating lease liabilities of $9.3 million, and a decrease in accounts payable of $6.0 million, partially offset by an increase in accrued expenses and other current liabilities of $5.9 million, and an increase in other liabilities of $0.1 million.

Investing Activities

During the nine months ended September 30, 2025, we used $9.5 million of cash in investing activities consisting exclusively of capital expenditures.

During the nine months ended September 30, 2024, we used $6.7 million of cash in investing activities consisting exclusively of capital expenditures.

Financing Activities

During the nine months ended September 30, 2025, net cash used in financing activities was $12.6 million. This consisted of payments for landlord assets under construction, net of tenant allowance of $10.0 million, principal payments on finance lease obligations of $0.9 million and net cash payments associated with our stock awards activities of $1.6 million.

During the nine months ended September 30, 2024, net cash used in financing activities was $6.0 million. This consisted of the principal payment on our term loan of $4.2 million, principal payments on finance lease obligations of $0.8 million, and net cash payments associated with our stock awards activities of $1.0 million.

Indebtedness

2021 Credit Agreement

In August 2021, we and our subsidiaries entered into a credit agreement with SVB and several other lenders (the “Lenders”), which we refer to as the 2021 Credit Agreement. The 2021 Credit Agreement, as amended, provides for a term loan facility not to exceed $75.0 million (the “Term Loan Facility”) and a revolving credit facility not to exceed $125.0 million (the “Revolving Facility”). In November 2024, we and the Lenders amended the 2021 Credit Agreement to allow for the issuance of the Convertible Preferred Stock, and to require the repayment of the Term Loan Facility within one business day of such issuance, among other terms (the “2024 Amendment”). In August 2025, we and the Lenders amended the 2021 Credit Agreement (the “2025 Amendment”) to provide that so long as there are no outstanding borrowings under the Revolving Facility, the Consolidated Fixed Charge Coverage Ratio (described below) covenant shall not be tested for the fiscal quarter ended June 30, 2025. Notwithstanding this testing accommodation for the quarter ended June 30, 2025, the covenant is deemed to be in effect for purposes of any transaction contemplated by the 2021 Credit Agreement that requires pro forma compliance with the Consolidated Fixed Charge Coverage Ratio or the financial covenants generally and would preclude us from any additional borrowing under the Revolving Facility unless waived or further amended. On October 31, 2025, the 2021 Credit Agreement was further amended (the “October 2025 Amendment”). The October 2025 Amendment reduced the Revolving Facility from $125,000 to $75,000, removed the Consolidated Fixed Charge Coverage Ratio covenant and added a minimum Consolidated Interest Coverage Ratio covenant of 3x, tested quarterly and a Consolidated Capital Expenditures covenant, which requires capital expenditures to be less than $50,000 during any 12-month period when loans under the Revolving Facility exceed $50,000. The Company paid an amendment fee of $113 in connection with the October 2025 Amendment.

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

Under the 2021 Credit Agreement, as amended, we are required to comply with certain financial covenants including the Consolidated Total Net Leverage Ratio, Consolidated Interest Coverage Ratio and Consolidated Capital Expenditures, tested quarterly. In addition, we are also required to make representations and warranties and comply with certain non-financial covenants that are customary in loan agreements of this type, including restrictions on the payment of dividends, repurchase of stock, incurrence of indebtedness, dispositions and acquisitions.

As of September 30, 2025, we were in compliance with the covenants under the 2021 Credit Agreement, as amended. As of September 30, 2025 and December 31, 2024, we did not have outstanding borrowings under our Term Loan Facility or our Revolving Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that, as of September 30, 2025, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2024, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended September 30, 2025. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2024, or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Seven MACs recently published new proposed LCDs, for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population that list certain of our products as non-covered. If the final LCDs include this non-coverage determination, it could, at least in the near term, have a material adverse effect on utilization of these products, our business and our revenue.

On April 25, 2024, seven MACs (CGS, WPS, NGS, Palmetto, Novitas, First Coast Services, and Noridian) published new proposed LCDs for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population. These LCDs were finalized by the MACs on November 14, 2024, and were originally set to become effective on February 12, 2025. However, on January 24, 2025, the MACs announced a delay in the implementation of the LCDs until April 13, 2025, and on April 11, 2025, the MACs announced another delay in the implementation of the LCDs until January 1, 2026. Under the new LCDs finalized in November 2024, should they take effect in their current form, a total of approximately eighteen products would remain covered, including our Apligraf and Dermagraft products for DFUs and VLUs, and our Affinity and NuShield products for DFUs; however, more than 200 products would be classified as “non-covered,” including our PuraPly, PuraPly AM, PuraPly XT, Novachor, TransCyte, Dual and Matrix products for DFUs and VLUs. It is uncertain if there will be further delays in implementing the new LCDs and/or if the new LCDs will be revised or rescinded going forward. If implemented, the new LCDs could materially impact utilization of these products, our business, and our revenue. Any future changes or other developments related to these or other LCDs or coverage determinations also could affect utilization of our products, our business, and our revenue.

CMS proposed and finalized rules related to Medicare payments under the PFS and OPPS for skin substitute products in calendar year 2026 could have a material adverse effect on utilization of our products, our business and our revenue.

On November 5, 2025, CMS released a final rule adopting policy changes for Medicare payments under the PFS and other Medicare Part B issues, effective on or after January 1, 2026. In July 2025, CMS issued a proposed rule that announces and solicits comments on proposed policy for changes for Medicare payments under OPPS; a final rule is expected to be released in November 2025. For calendar year 2026, under the PFS final rule, CMS will pay for certain skin substitute products, at an initial payment rate of approximately $127.28 per square centimeter (prior to the application of the geographic adjustments), as incident-to supplies when they are used as part of a covered application procedure paid under the PFS in the non-facility setting. For calendar year 2026, under the proposed OPPS rule, CMS would apply a similar payment approach for skin substitute products under the Medicare OPPS in the hospital outpatient department setting. Both the CMS final PFS rule and proposed OPPS rule also align skin substitute categorization consistent with their FDA regulatory status, including 361 HCT/Ps, PMAs and 510(k)s. CMS stated that grouping and paying for skin substitute products based on relevant product characteristics, consistent with their FDA regulatory status, recognizes the clinical and resource differences in product types and is intended to incentivize competition to create more innovative products, while also resulting in significant savings to the Medicare Trust Fund. For calendar year 2026, the final PFS rule and proposed OPPS rule provide for the use of a single initial payment rate across these three categories, with CMS indicating that in future years it intends to propose payment rates that differentiate among the three FDA regulatory categories. CMS is implementing these policy changes in the non-facility setting paid under the PFS and is proposing to implement these policy changes in the hospital outpatient department and ambulatory surgical center settings paid under OPPS to remain consistent across these different sites of care. While we believe CMS’ finalized PFS payment structure and proposed OPPS payment structure will curb abuse under the current system, and the resulting rapid escalation in Medicare spending, and ensure a much-needed consistent payment approach across sites of care, the changes could also materially impact utilization of our products, our business, our revenue and our profitability.

The second Phase 3 RCT of ReNu did not achieve statistical significance for its primary endpoint, which could have a material adverse effect on the commercial application of ReNu.

On September 25, 2025, we announced an update on our second Phase 3 Randomized Controlled Trial (“RCT”) of ReNu. This second Phase 3 RCT of ReNu did not achieve statistical significance for its primary endpoint. We have scheduled a meeting with the FDA for December 12, 2025 to discuss the BLA submission, including potentially using the combined efficacy analysis from both Phase 3 studies of ReNu to support a BLA approval. It is uncertain if the FDA will accept the current data package or potentially require additional data. Even if the FDA agrees to accept the application for review, there is no guarantee the FDA will grant BLA approval. Even if the FDA approves the BLA, the clinical data submitted to the FDA may not be sufficient for payers to cover and/or adequately reimburse our customers for use of our products. Additionally, the FDA may limit the indications for use in an approval, or place other conditions on an approval, that could restrict the commercial application of the products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

On October 31, 2025, the Company entered into the October 2025 Amendment to the 2021 Credit Agreement. The October 2025 Amendment (a) reduced the Revolving Facility from $125,000,000 to $75,000,000, (b) removed the Consolidated Fixed Charge Coverage Ratio covenant, (c) added a minimum Consolidated Interest Coverage Ratio covenant that requires consolidated EBITDA for any period of four consecutive fiscal quarters to equal or exceed 300% of consolidated cash interest expense for such period and (iv) added a Consolidated Capital Expenditures covenant, which requires consolidated capital expenditures to be less than $50,000,000 during any 12-month period during which outstanding loans under the Revolving Facility exceed $50,000,000. The Company paid the lenders an amendment fee of $112,500 in connection with the October 2025 Amendment.

The foregoing description of the October 2025 Amendment is not complete and is qualified in its entirety by reference to the October 2025 Amendment, which is attached to this Current Report on Form 10-Q as Exhibit 10.2 and incorporated herein by reference.

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

10.1

Fourth Amendment to Credit Agreement dated as of August 5, 2025 by and among the Company, the lenders named therein and the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 7, 2025)

10.2†	Fifth Amendment to Credit Agreement dated as of October 31, 2025 by and among the Company, the lenders named therein and the administrative agent

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document XBRL

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2025	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco

David Francisco
Chief Financial Officer

(Principal Financial and Accounting Officer)