Form 10-K
period 2025-12-31
Organogenesis Holdings Inc.
filed 2026-02-26
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $299.4 million, computed by reference to the closing sale price of the Class A common stock as reported by The Nasdaq Capital Market on June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

The number of shares of the registrant’s Class A common stock outstanding as of February 23, 2026 was 128,640,671.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be provided in Part III of this Annual Report on Form 10-K will be provided by a Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission on or before April 30, 2026.

Auditor Firm Id:	49	Auditor Name:	RSM US LLP	Auditor Location:	Boston, Massachusetts

ORGANOGENESIS HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED December 31, 2025

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•
Our success will depend in part on the extent to which coverage and adequate reimbursement for the costs of our products and related services will be available from government payers, private health insurers, and other third-party payers and it is uncertain whether such reimbursement will be available or, if such reimbursement is available, the rate at which it will be available. The rate of reimbursement and coverage for the use of our products has been and may continue to be unstable, unpredictable and subject to changes in government and private payer policies (including but not limited to the adoption or implementation of new or revised Medicare Local Coverage Determinations (“LCDs”) that could adversely affect our business, results of operations, and financial condition. Currently, not all of our products are covered by all payers.
•
Many existing and potential customers for our products are members of group purchasing organizations (“GPOs”) and/or integrated delivery networks (“IDNs”), including accountable care organizations or public-based purchasing organizations, and our business is partly dependent on major contracts with these organizations. Cost-containment efforts of our customers, GPOs, IDNs, third-party payers, and governmental organizations could adversely affect our business, results of operations, and financial condition.
•
We could be subject to legal exposure if we do not comply with our reporting and payment obligations under Medicare or any other governmental pricing programs in which our products or product candidates may participate, including through additional rebate or discount requirements, fines, sanctions, and litigation.
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
•
Because we depend upon a limited group of suppliers and manufacturers for our products, including Apligraf, Affinity, CYGNUS, Novachor, NuShield, PuraPly Antimicrobial products, VIA Matrix, and SimpliMax, we may incur significant product development costs or experience material delivery delays if there is an interruption in supply from any one of these suppliers or manufacturers, which could materially impact sales of our products.
•
Uncertainty and adverse changes in the general economic conditions, including turmoil in the global banking system, may negatively affect our business.
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
•
The outstanding shares of our Series A Convertible Preferred Stock, par value $0.0001 per share (“Convertible Preferred Stock”) reduce the relative voting power of holders of our Class A common stock, dilute the ownership of those holders, and may adversely affect the market price of our Class A common stock.
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

PART I

ITEM 1. BUSINESS

Overview

Organogenesis is a leading regenerative medicine company focused on empowering healing through the development, manufacturing, and sale of products for the advanced wound care and surgical and sports medicine markets.

Our mission is advancing healing and recovery beyond expectations. Several of our existing and pipeline products in our portfolio have Premarket Application (“PMA”) approval, or 510(k) clearance from the United States Food and Drug Administration (“FDA”). Our solutions address large and growing markets driven by aging demographics and increases in comorbidities such as diabetes, obesity, cardiovascular and peripheral vascular disease. We offer our differentiated products and in-house customer support to a wide range of health care customers including hospitals, wound care centers, government facilities, ambulatory surgery centers (“ASCs”) and physician offices.

In the Advanced Wound Care market, we focus on the development and commercialization of products for the treatment of chronic and acute wounds. We have a portfolio of regenerative medicine products capable of supporting patients from early in the wound healing process through wound closure. Our products that address the Advanced Wound Care market include Apligraf for the treatment of venous leg ulcers (“VLUs”) and diabetic foot ulcers (“DFUs”); Dermagraft for the treatment of DFUs (manufacturing and distribution currently suspended pending transition to our new manufacturing facility in Smithfield, RI); PuraPly AM and PuraPly XT as an antimicrobial barrier and native, cross-linked extracellular matrix scaffold for a broad variety of wound types; CYGNUS Dual as a dual-layered amniotic membrane that promotes an optimal environment for wound healing; CYGNUS Matrix as a dehydrated placental allograft that promotes an optimal environment for wound healing; VIA Matrix, Affinity, Novachor, and NuShield placental allografts to address a variety of wound sizes and types as a protective barrier and extracellular matrix scaffold, and SimpliMax as a dehydrated amnion allograft that provides a protective barrier and supports an optimal environment for inherent healing of a wide range of acute and chronic wounds.

In the Surgical & Sports Medicine market, we are leveraging our broad regenerative medicine capabilities to address chronic and acute surgical wounds and tendon and ligament injuries. Our Sports Medicine products include NuShield and Cygnus Matrix as a surgical barrier and PuraForce as a reinforcement matrix in targeted soft tissue repairs; and Affinity, Novachor, PuraPly MZ, PuraPly AM, and PuraPly SX for management of open wounds in the surgical setting.

Recent Developments

Local Coverage Determinations and Centers for Medicare & Medicaid Services (“CMS”) Proposed and Final Rules

On April 25, 2024, seven Medicare Part A/B Administrative Contractors (“MACs”) published new proposed local coverage determinations (“LCDs”) for skin substitute grafts/cellular and tissue-based products (“CTPs”) for the treatment of DFUs and VLUs in the Medicare population. These LCDs were finalized by the MACs on November 14, 2024, and were originally set to become effective on February 12, 2025. However, on January 24, 2025, the MACs announced a delay in the implementation of the LCDs until April 13, 2025, and on April 11, 2025, the MACs announced another delay in the implementation of the LCDs until January 1, 2026. On December 15, 2025, CMS released a fact sheet stating that the MACs will issue updated LCDs that were to become effective January 1, 2026. The fact sheet included a new categorization of products as covered, non-covered, or those subject to a 12-month status quo period. However, on December 24, 2025, CMS announced that the LCDs had been withdrawn by the MACs and the most recent draft LCDs were removed from the Medicare Coverage Database. Any future changes or other developments related to these or other LCDs or coverage decisions could negatively affect utilization of our products, our business, and our revenue.

On November 5, 2025, CMS released a final rule adopting policy changes for Medicare payments under the Physician Fee Schedule (“PFS”) and other Medicare Part B issues, effective on or after January 1, 2026. On November 25, 2025, CMS issued a final rule that adopted policy changes for Medicare payments under the Hospital Outpatient Prospective Payment System (“OPPS”), effective on or after January 1, 2026. For calendar year 2026, under the PFS and OPPS final rules, CMS will pay for certain skin substitute products, at a payment rate of approximately $127.14 per square centimeter (prior to the application of the geographic adjustments, as applicable), as incident-to supplies when they are used as part of a covered application procedure paid in the non-facility setting or used in the hospital outpatient department and ambulatory surgery center setting. Both the PFS and OPPS final rules assign skin substitutes to categories based on their FDA regulatory status, namely 361 HCT/Ps, PMAs and 510(k)s. CMS stated that categorizing and paying for skin substitute products based on relevant product characteristics, consistent with their FDA regulatory status, recognizes the clinical and resource differences in product types and is intended to incentivize competition to create more innovative products, while also resulting in significant savings to the Medicare Trust Fund. For calendar year 2026, the final PFS and OPPS rules provide for use of a single initial payment rate across these three categories, with CMS indicating that in future years, it intends to propose payment rates that differentiate between the three FDA regulatory categories. CMS is implementing these policy changes in the non-facility setting paid under the PFS and in the hospital outpatient department and ambulatory surgical center settings paid under OPPS to remain consistent across these different sites of care. While we believe CMS’ finalized PFS and OPPS payment structure will curb abuse under the current system and the resulting rapid escalation in Medicare spending, and ensure a much-needed consistent payment approach across sites of care, the changes could also materially and adversely impact utilization of our products, our business, our revenue and our profitability.

On January 1, 2026, CMS began testing the Wasteful and Inappropriate Service Reduction (“WISeR”) Model which uses technology-enabled prior authorization services on select Medicare services, including the use of skin substitutes. The WISeR Model will run in six states for five years and, according to CMS, is intended to reduce waste. Implementation of the WISeR Model could impact beneficiary access to our products in the applicable states, which could also materially and adversely impact utilization of our products, our business, our revenue and our profitability. On December 30, 2025, CMS published comments regarding discarded product, which have resulted in clinician confusion and material disruption in the market. While the longer-term impact of CMS’ updated 2026 Medicare reimbursement changes is still uncertain, we are experiencing a significant year-over-year decline in revenue in the first quarter of fiscal year 2026.

In light of these developments and any future changes in the rate of reimbursement for our products, we may prioritize the sale of certain products (including licensed products) in our portfolio.

ReNu

ReNu is a cryopreserved suspension derived from human amniotic membrane and cells derived from amniotic fluid. The initial target indication for ReNu is the management of symptoms associated with knee osteoarthritis (“OA”). We are in the planning stages for clinical studies of ReNu to support the management of symptoms associated with hip OA, and we believe ReNu may have potential as a treatment for additional OA and tissue regeneration applications, which would need to be clinically evaluated before any such approved uses. As used herein, p value is a measure of statistical significance. The lower the p value, the more likely it is that the results of a clinical trial or study are statistically significant rather than an experimental anomaly.

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

On September 25, 2025, we announced an update on our second Phase 3 Randomized Controlled Trial (“RCT”) of ReNu. This second Phase 3 trial was a prospective, multicenter, double-blind, randomized, saline-controlled, parallel group clinical trial to evaluate the efficacy of ASA in patients with symptomatic knee OA. Patients (n=594) were randomized to receive a single intra-articular (“IA”) injection of either saline control or ReNu. This second Phase 3 RCT of ReNu did not achieve statistical significance for its primary endpoint, despite results demonstrating a numerical improvement in baseline pain reduction over the first Phase 3 trial. Baseline pain reduction at six months for ReNu was -6.9 for the second Phase 3 study compared to -6.0 in the first Phase 3 study. Additionally, the results continued to demonstrate a favorable safety profile.

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

In December 2025, we completed a planned Type B meeting with the FDA, resulting in confirmation to initiate a rolling Biologics License Application (“BLA”) for ReNu. We have initiated our rolling BLA submission and expect to complete the submission in the first half of 2026.

Biomanufacturing facility in Smithfield, Rhode Island

In November 2024, we entered into a lease with DIV Technology Way, LLC (“Davis”) for a 122,000-square foot state-of-the-art biomanufacturing facility located in Smithfield, Rhode Island (“Smithfield Facility”). We intend to build out the Smithfield Facility for the manufacture of Dermagraft, Apligraf, and PuraPly, which we expect to commence in 2027. We plan to resume sales of Dermagraft by the end of 2027. We are obligated under the lease to complete our build out of the Smithfield Facility within thirty-six (36) months of the lease signing, and will receive a tenant improvement allowance to partially offset the cost of the build-out. The initial term of the lease expires in May 2041, with two ten-year renewal options, and the lease affords us a one-time right of first offer to purchase the Smithfield Facility. Following our execution of definitive agreements related to certain state and local tax incentives in April 2025, we no longer have the unilateral right to terminate the lease.

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

OA and other degenerative conditions, as well as soft tissue injuries such as tendinosis and fasciitis, are currently treated by injection with steroids or hyaluronic acid (“HA”). However, steroids offer pain relief for only a limited period and have been shown to further degrade some types of tissues over time, worsening the underlying condition. The evidence of HA’s efficacy has been questioned, and it is clear that a significant percentage of patients do not adequately respond to HA treatment. Patients who fail these less invasive therapies have limited options and may require surgical intervention, including total joint replacement.

Orthobiologics have been shown to be an effective alternative to traditional treatments. Due to their anti-inflammatory and pro-healing effects, they go beyond mechanical intervention to support the healing process in the damaged tissue and often result in faster healing times and shorter hospital stays. The orthobiologics market includes bone morphogenetic protein, viscosupplementation with HA, synthetic bone graft substitutes, and stem cell therapy, in addition to demineralized bone matrix (“DBM”) and allograft. Our current product pipeline includes Sports Medicine solutions based on placental-based technologies (“ReNu”). There is a rapidly growing body of clinical and scientific evidence indicating the potential of these products, particularly orthobiologics, in surgical applications, resulting in increased adoption of these products. As of 2023, the total addressable OA market is estimated at approximately $7 billion.

Our Commercial Products

We focus our efforts on medical conditions that involve difficult-to-heal wounds and musculoskeletal injuries. Healing difficulties arise from a variety of causes and in various types of tissue and anatomic areas. Impaired healing is commonly associated with an inability to move beyond the inflammatory stages of healing, resulting in a chronic wound or injury, an ongoing inflammatory cycle, and an inability to achieve normal tissue healing. Biofilm and other infectious conditions also play a key role in disrupting wound healing processes. Regenerative medicine is a collection of technologies aimed at generating tissue as close as possible to native or natural tissue, to replace damaged tissue, and to fill or replace defects. Demand for these technologies is increasing as physician understanding of the underlying wound healing processes grows and as demographic and population health trends result in the increased prevalence of systemic comorbidities that contribute to healing problems throughout the body. Our products use regenerative medicine technologies to provide solutions in the Advanced Wound Care (“Chronic Wound”) and Surgical (“Acute Wound”) & Sports Medicine markets.

Advanced Wound Care

Affinity and Novachor are fresh, amnion and chorion placental allografts, respectively, for application in the care of chronic and acute wounds as protective barriers and extracellular matrix (“ECM”) scaffolds. We believe both products are one of only a few placental tissue products containing viable amniotic cells, and are unique in that they undergo our proprietary AlloFresh process that hypothermically stores the products in their fresh state, never dried or frozen, which retains their native benefits and structure. Regulated as human cells, tissues, and cellular and tissue-based product, or HCT/P, under Section 361 of the Public Health Service Act (the “PHSA”), these products are referred to as Section 361 HCT/Ps, or simply 361 HCT/Ps. Affinity was launched in 2014 by NuTech Medical and acquired by us in 2017. Novachor was launched in December 2021.

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

Dermagraft is a dermal substitute grown from human dermal fibroblasts and has received PMA approval for the treatment of DFUs. Launched in 2001 by Smith & Nephew and acquired by us in 2014, this product helps to restore the compromised wound bed to facilitate healing. The living cells in Dermagraft produce many of the same proteins and growth factors that support the healing response in healthy skin. In addition to an FDA-monitored RCT demonstrating its superiority to conventional therapy in the healing of DFUs, studies based on real-world evidence and Medicare data have demonstrated its superior clinical efficacy and value as compared to competitive wound care products and conventional therapy. Dermagraft can be applied weekly (up to eight times) over a twelve-week period and contains a temporary mesh fabric that is dissolvable and becomes part of the body’s own healing processes. Manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022. We currently plan to transition our Dermagraft manufacturing to our newly leased biomanufacturing facility in Smithfield, Rhode Island, which we expect will begin in 2027, and will result in substantial long-term cost savings. In the period when Dermagraft is not available, many customers have substituted Apligraf for Dermagraft and we expect that the suspension of Dermagraft sales will not have a material impact on our net product revenue.

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

PuraPly Antimicrobial, or PuraPly AM, was developed to address the challenges posed by bioburden and excessive inflammation in the wound. Functioning as an antimicrobial barrier skin substitute, PuraPly AM is a purified native porcine type I collagen matrix embedded with polyhexamethylene biguanide, or PHMB, a localized broad-spectrum antimicrobial. PuraPly AM was launched in 2016 and has received 510(k) clearance for the management of multiple wound types, including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds, trauma wounds, draining wounds, and first- and second-degree burns. The combination of PHMB with a native collagen matrix helps manage bioburden while supporting healing across a wide variety of wound types, regardless of severity or duration. Line extensions include PuraPly XT, which contains additional layers of collagen matrix and a higher level of PHMB. Extra-fenestrated (“EF”) versions of the products allow for added conformability and fluid drainage. We also developed and received 510(k) clearance for PuraPly without PHMB, which we refer to as "PuraPly," including a micronized version, PuraPly MZ, for those patients who do not require an antimicrobial agent.

CYGNUS Dual, VIA Matrix, and SimpliMax are placental tissue grafts used to treat chronic and acute wounds that can be stored at room temperature and have a five-year shelf life. They are manufactured in accordance with FDA regulations and American Association of Tissue Banks (“AATB”) standards using a methodology that helps maintain the inherent levels of key extracellular matrices, including carbohydrates, growth factors, and cytokines.

Surgical & Sports Medicine

We market our NuShield and CYGNUS Matrix products for surgical and orthopedic applications. NuShield may be used as a surgical barrier or as an on-lay or wrap barrier to support soft tissue repairs. When used as a barrier membrane, the native biological characteristics of this placental tissue may help support the healing of soft tissue defects, particularly in difficult-to-heal locations or challenging patient populations.

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

Our Business Strategy

We continue to leverage our comprehensive product portfolio and relationships with key constituents to deepen our presence in the Advanced Wound Care market. We believe the breadth and flexibility of our portfolio allows and will continue to allow us to address a wide variety of wound types (chronic and acute), sizes, and reimbursement levels, offering significant new opportunities for growth. Furthermore, we believe our expanded product portfolio is enhancing the ability of our sales representatives to reach and penetrate customer accounts in various: sites of care, including, but not limited to: operating rooms and surgical settings, physicians’ offices, wound care centers, long term care facilities, and critical access hospitals; as well as: clinical specialties, including, but not limited to, podiatry; and, various surgical categories, including: vascular, plastic, general, orthopedic, trauma, and dermatology, contributing to strong growth over time. Additionally, we believe there is significant room for expansion of the Advanced Wound Care market, as a whole, and our wound biologics product category, in particular, as more physicians and payers are educated about the benefits of regenerative medicine technologies versus traditional therapies, and as the incidence of chronic and acute wounds increases with the growing impact of societal disease states, such as diabetes, obesity, and heart disease, that cause these conditions. We continue to invest to support physician and payer education as well as preclinical and clinical trials, real-world evidence, and other research to confirm the benefits of our products. We will continue to seek expanded payer coverage for all of our products, particularly PuraPly AM/XT, Novachor, NuShield and Affinity, for which we do not yet have the broad commercial payer coverage enjoyed by Apligraf and Dermagraft.

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

PuraPly and PuraPlyAM Line Extensions

The PuraPly portfolio is comprised of a purified native collagen matrix. PuraPly AM and PuraPly SX are native collagen scaffolds that also provide an antimicrobial barrier utilizing a broad spectrum antimicrobial agent (“PHMB”). We have several line extensions in development.

Placental Portfolio Expansion

We have placental products under development. Our research and development (“R&D”) team continues to research and develop additional product concepts from our placental technology platform, as well as to collaborate with our Business Development team to assess additional product in-licensing or acquisition opportunities.

Apligraf and Dermagraft Line Extensions

We have two development projects underway to develop additional sizes of Apligraf and Dermagraft. The objective is to develop at least one additional smaller size of each product to optimize clinical utilization for smaller wounds such as DFUs. These types of changes to living cell-based products require significant development and validation work and will require FDA PMA Supplement approval for the changes. Therefore, we expect the duration of the development projects to be several years before commercial products will be available. Dermagraft line extensions are dependent on the completion of manufacturing and supply capabilities for the product.

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

ReNu

ReNu is a cryopreserved suspension derived from human amniotic membrane and cells derived from amniotic fluid. The initial target indication for ReNu is for the management of symptoms associated with knee OA. We are in the planning stages for clinical studies of ReNu to support the management of symptoms associated with hip OA, and we believe ReNu may have potential as a treatment for additional OA and tissue regeneration applications, which would need to be clinically evaluated before any such approved uses.

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

Commercial Infrastructure

Sales and Marketing

Our current Advanced Wound Care portfolio is sold throughout the United States via an experienced direct sales force. We use a mix of direct sales representatives and independent agencies to service the Surgical & Sports Medicine market. As of December 31, 2025, we had 224 direct sales representatives and approximately 175 independent agencies. These sales representatives are supported by teams of professionals focused on sales management, sales operations and effectiveness, ongoing training, analytics, and marketing.

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

The majority of our product portfolio, including Apligraf, our PuraPly product family, our collagen biomaterial technology platform product family, and the majority of our placental-based products, was developed by our R&D team at our three facilities. We have proven competencies to bring products to market through a broad range of regulatory classifications.

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

Government Regulation

FDA Regulation of Product Registration, Manufacture, and Promotion

We market medical products in the United States that have either been approved or cleared by the FDA prior to marketing, or do not require FDA premarket review. Our marketed products that have received marketing authorization from the FDA have done so under one of the following agency pathways: 510(k) clearance for a Class II medical device or approval of a PMA for a Class III medical device. We have also initiated submission of a BLA to FDA. These medical products are regulated by the FDA under the PHSA or the Federal Food, Drug, and Cosmetic Act (“FDCA”) along with the FDA’s implementing regulations. These federal statutes and regulations govern, among other things, the following activities that we perform or are performed on our behalf and will continue to perform or have performed on our behalf: the production, research, development, testing, manufacture, quality control, packaging, labeling, storage, approval, advertising, and promotion, distribution of our products into interstate commerce, record keeping, service and surveillance, complaint handling, repair or recall of products, adverse event reporting and other field safety corrective actions.

Certain human cells, tissues, and cellular and tissue-based products, or HCT/Ps, are regulated under Section 361 of the PHSA and are referred to as "Section 361 HCT/Ps" or simply "361 HCT/Ps," while other HCT/Ps are subject to the FDA’s regulatory requirements for medical devices, drugs, and/or biologics. A product that is regulated as a 361 HCT/P may be commercially distributed without prior FDA clearance or approval. Pursuant to 21 CFR 1271.10, in order to be regulated as a 361 HCT/P, and hence exempt from premarket review, an HCT/P must be minimally manipulated, intended for homologous use, and manufactured without being combined with another article (except for water, crystalloids, or sterilizing, preserving, or storage agents). The HCT/P must also either have no systemic effect and not be dependent upon the metabolic activity of living cells for its primary function or, if it has a systemic effect or is dependent upon the metabolic activity of living cells for its primary function, be intended for autologous use, for allogeneic use in a first-degree or second-degree blood relative or for reproductive use. We believe that Affinity and NuShield generally fulfill the relevant criteria under 21 CFR 1271.10. In light of the 361 HCT/P Guidance, our labeling and marketing claims for Affinity and NuShield clarify that they are intended for use as protective barriers, and thus qualify as Section 361 HCT/Ps. However, the FDA could disagree with our conclusion and require changes to our labeling and marketing and/or premarket approval or clearance for Affinity, NuShield, or any placental-based sheet product we presently have or may have in the future market, which would disrupt the marketing of these products, potentially expose us to regulatory sanctions, and have a material adverse effect on our business, financial condition and results of operations. Section 361 HCT/Ps are subject to specific FDA regulations that include cGTPs, donor eligibility determination requirements, adverse event reporting, and advertising and labeling requirements. cGTP regulations govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps, including but not limited to all steps in recovery, donor screening, donor testing, processing, storage, labeling, packaging, and distribution.

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

Manufacturers of biologics must comply with the FDA’s applicable Current Good Manufacturing Practices (“cGMP”) regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate, as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

The FDA is authorized to expedite the review of BLAs in several ways. Under the Fast Track program, the sponsor of a biologic product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of an investigational new drug application (“IND”). Biologic products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track BLA before the application is complete, a process known as rolling review.

We have received RMAT designation for ReNu for the management of symptoms associated with knee OA. To receive RMAT designation, a regenerative medicine product candidate must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition with preliminary clinical evidence indicating that the drug has the potential to address the unmet medical needs. RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over available therapies. An RMAT product candidate receives intensive guidance on an efficient product development program; involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and a rolling review. Regenerative medicine therapies that qualify for RMAT designation may also qualify for other FDA expedited programs, including fast track designation, breakthrough therapy designation, accelerated approval and priority review designation, if they meet the criteria for such programs.

Any product submitted to the FDA for marketing may be eligible for other types of FDA programs intended to expedite development and review.

Post-approval Requirements

FDA regulation of medical devices and biologic products continues after approval, particularly with respect to cGMP and QSR requirements, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biologic products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information and complying with electronic record and signature requirements. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal actions and adverse publicity. These actions could include refusal to approve pending applications or supplemental applications, withdrawal of an approval, clinical hold, suspension or termination of a clinical trial by an Institutional Review Board (“IRB”), warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines or other monetary penalties, refusals of government contracts, mandated corrective advertising or communications with healthcare providers, debarment, restitution, disgorgement of profits or other civil or criminal penalties.

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

In addition, we must comply with medical device and biologic reporting requirements. Medical device reporting regulations require that manufacturers report to the FDA if their devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. Corrections and removal reporting regulations require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health. The FDA may also order a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death.

Biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, and limitations on industry-sponsored scientific and educational activities. The FDA may impose a number of post-approval requirements as a condition of approval of a BLA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS.

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

Medicare, the federally funded program that provides healthcare coverage for senior citizens and certain people with disabilities, is the largest third-party payer in the United States. The Centers for Medicare and Medicaid Services (“CMS”) administers the Medicare program and, for Medicare Parts A and B (often referred to as "traditional Medicare") uses Medicare Administrative Contractors (“MACs”) to process claims, develop coverage policies and make payments within designated geographic jurisdictions. CMS does not currently have a national coverage determination related to skin substitutes. Coverage for our skin substitute products falls under the jurisdiction of the Part A/B MACs. Medicare coverage for these products is determined by each MAC for its specific jurisdiction; coverage by MACs can be determined either through case-by-case review of claims for medical necessity or based on local coverage determinations (“LCDs”). Implementation of LCDs by one or more MACs can therefore affect coverage policy for certain products or product candidates and/or certain uses of those products, depending on the scope of the LCD(s). Additionally, Medicare Advantage (“MA”) Plans (“Medicare Part C”) are required to cover items and services that are covered by Medicare Parts A and B, and MA Plans are not required to cover items and services that are not covered by Medicare Parts A and B. MA Plans also must specify any additional benefits that they provide as supplemental benefits approved by CMS.

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

In calendar year 2025, Medicare made a separate payment for our products when used in the physician office at a payment rate based on the average sales price (“ASP”) methodology, including ASP plus 6% for some products. In the outpatient hospital and ASC settings in calendar year 2025, Medicare payment for all our products was bundled into the payment for the application procedure. As of January 1, 2026, in the physician office, hospital outpatient department, and ambulatory surgery center settings, our skin substitute products are no longer paid as Part B drugs and instead, are reimbursed separately as incident-to supplies at an established reimbursement rate for all non-BLA skin substitutes.

Coverage policies and third-party reimbursement rates may change at any time and have undergone rapid changes recently. Even if favorable coverage and reimbursement status is attained for one or more of our products or product candidates, less favorable coverage policies and reimbursement rates may be implemented in the future. It is difficult to predict whether changes in Medicare and/or other third-party coverage and reimbursement policies could be implemented that would affect our products and product candidates.

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

As of December 31, 2025, we owned 53 issued patents globally, of which 21 were United States patents. As of December 31, 2025, we owned 17 pending patent applications, of which 5 were patent applications pending in the United States. Many of our issued patents are currently expected to expire between 2027 and 2042. The expiration of these patents is not expected to have a material impact on our business. Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 14 United States trademark registrations and 43 foreign trademark registrations, as of December 31, 2025.

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

Competition

We operate in highly competitive markets that are subject to rapid technological change. Additionally, due to lower barriers to entry in the Section 361 HCT/P regulated market, competition in the placental-based and allograft tissue field is intense and subject to new entrants and evolving market dynamics. We are aware of several companies that compete, or are developing technologies, in our current and future product areas. Our products compete primarily with skin substitute products, placental-based technology products, orthobiologics products, other advanced wound care and traditional wound care products, among others. We also compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as to acquire technologies and technology licenses complementary to our products or advantageous to our business.

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

Human Capital Resources

Our success is realized through the engagement and commitment of our people. As of December 31, 2025, we had approximately 854 employees worldwide. In managing our business, we focus on a number of factors with respect to the attraction, development, and retention of our employees, including:

•
We are proud to be an equal opportunity employer. We seek to attract a diverse slate of candidates. We believe that diversity and inclusion in the workplace enhance employee engagement and stimulate innovation, and that people in diverse groups work better, share information more broadly and consider a wider range of views. We pride ourselves on our diverse workforce, which we believe has been and will continue to be a major contributor to our growth and innovation, and intend to continue to make diversity and inclusion a focus of our efforts regarding our workforce.
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
•
We provide our employees a competitive wage and evaluate our compensation programs to ensure that our employees are paid fairly for the valuable work they are doing. We are also committed to achieving internal pay equity and rewarding outstanding performance. We offer our employees competitive benefits and are proud that we have not raised employee contributions to our healthcare benefits for 9 years running.
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
•
We recognize the benefits of a healthy workforce and offer our employees the opportunity to participate in wellness activities and programs throughout the year. We also support the mental health of our employees by offering Mental Health and Wellness resources for managers and employees. We also provide an employee assistance program for employees and their families that provides free counseling sessions and offers other resources for employees. Additionally, our healthcare benefit allows for reimbursement for fitness and weight loss programs.
•
We prioritize the health and safety of our employees. Guided by an Environmental Health & Safety (“EHS”) manual that is regularly reviewed, we have a dedicated EHS team, who seek to prevent and reduce workplace risks and injuries through various programs, training, projects, services, and assistance, such as ergonomic evaluation, hazard reporting, risk assessment, and first aid training. We require all work-related injuries or illnesses to be reported. This information is reviewed quarterly by our EHS Team and Safety Committee for analysis and trending.

Available Information

Our Internet website address is http://www.organogenesis.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed directly through the SEC’s website (http://www.sec.gov) or through the "Investors" section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

We may invest significant capital to maximize our sales and marketing infrastructure, and there can be no assurance that these efforts will result in significant increases in sales.

We are committed to maximizing our internal sales and marketing capabilities. As a result, we may invest in sales and marketing resources for our products to allow us to reach new customers and potentially increase sales. These expenses impact our operating results, and there can be no assurance that we will continue to be successful in significantly increasing the sales of our products.

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

Cyberattacks have become increasingly more prevalent and much harder to detect, defend against or prevent. As the frequency of cyberattacks and resulting breaches reported by other businesses and governments increases, we expect to continue to devote significant resources to improve and maintain our information technology (“IT”) infrastructure. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we believe are necessary to protect our IT infrastructure. As the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. A breakdown in existing controls and procedures around our cyber-security environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect on our financial position and value of our stock. We cannot guarantee that our implemented processes for IT and risk mitigation measures will be effective for IT systems under our control.

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

We incurred non-cash impairment and write-down charges during 2025 and 2024 which adversely affected our fiscal year 2025 and 2024 operating results and we may be required to incur additional future impairment and write-down charges, which could adversely affect our operating results.

Our long-term assets include property and equipment of $103.7 million and $89.1 million, of which $67.9 million and $63.3 million represents the value of improvements to our leased assets, and of which $26.7 million and $21.9 million represents construction in progress (each as described more fully in Note 8, Property and Equipment, Net, to our audited consolidated financial statements included in this Annual Report on Form 10-K), as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we recorded a write-down to fair value for asset held for sale in the amount of $11.2 million. During the year ended December 31, 2024, we recorded an impairment of property and construction and a write-down of capitalized internal-use software costs in the amounts of $18.8 million and $4.0 million, respectively. We did not recognize any impairment charges with respect to our long-lived assets during the year ended December 31, 2023.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the asset is written down to fair value, which is determined based on appraised value or observable market conditions. Any such impairment could result in a non-cash charge equal to the full carrying value of the associated assets. Changes in our assumptions with respect to our expected use of our long-lived assets may result in additional impairment and write-down charges in the future, which could adversely affect our business, results of operations, and financial condition.

We may be required to record a significant charge to earnings if our goodwill and other amortizable intangible assets, or other assets become impaired.

We are required under generally accepted accounting principles in the United States (“GAAP”) to test goodwill for impairment at least annually and to review our goodwill, other intangible assets, and other assets for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, other intangible assets, and other assets include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. We may be required in the future to record additional charges to earnings if our goodwill, other intangible assets, or other investments become impaired. Any such charge would adversely impact our financial results.

Our ability to use our net operating loss carryforwards may be subject to certain limitations.

As of December 31, 2025, we had federal net operating loss carry-forwards of approximately $19.6 million, which do not expire. We had state net operating loss carry-forwards of approximately $16.3 million, expiring in the years 2027 through 2038. We had federal and state research and development tax credits of approximately $3.3 million and $1.3 million, expiring in the years 2044 and 2038, respectively. It is uncertain whether and to what extent applicable federal and state tax laws will limit the deductibility of our operating loss and credit carryforwards, though we are already subject to limitations in net operating loss utilization in certain states.

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

Effective internal controls are necessary for us to provide reliable financial reports and operate successfully as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) requires that companies evaluate and report on their systems of internal control over financial reporting.

We previously identified a material weakness in our internal controls over financial reporting relating to the design and maintenance of effective controls over information technology general controls and proper segregation of duties to support the initiation and recording of transactions and the resulting impact on business process controls and applications that rely on such data. We completed our remediation efforts related to the material weakness by, among other things, implementing certain modules in a new company-wide enterprise resource planning (“ERP”) system to provide additional systematic controls and segregation of duties for our accounting processes; implementing additional controls to mitigate existing risks of proper segregation and change configurations; adding personnel to our accounting and finance team with the requisite accounting and internal controls knowledge and experience to sufficiently enhance our internal controls environment; designing and implementing new information technology general controls to ensure proper segregation of duties in our change management processes; engaging an outside firm to assist management with performing control design and operating effectiveness testing; reporting the results of control testing to the key stakeholders across our organization, including our Audit Committee, on testing progress and defined corrective actions; monitoring and reporting on the results of control remediation; and documenting and structuring the Company’s processes to meet SOX 404(b) requirements.

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

There is no guarantee that any of our clinical trials will be successful. In addition, there is a high failure rate for drugs, biologic products, medical devices and cell therapies proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Any such setbacks could adversely affect our business, financial condition, results of operations and prospects.

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

In May 2024, we announced that our Phase 3 RCT evaluating the safety and efficacy of ReNu, a cryopreserved ASA for the management of symptoms associated with knee OA, achieved its primary endpoint upon the analysis of positive top line data. In September 2025, we announced an update on our second Phase 3 RCT of ReNu. This second Phase 3 RCT of ReNu did not achieve statistical significance for its primary endpoint, despite results demonstrating a numerical improvement in baseline pain reduction over the first Phase 3 trial. In December 2025, we completed a planned Type B meeting with the FDA, resulting in confirmation to initiate a rolling Biologics License Application (“BLA”) for ReNu; shortly thereafter we initiated a rolling submission of the BLA and expect to complete this submission in the first half of 2026. There are significant costs associated with conducting clinical trials to support approvals that cannot necessarily be estimated with any accuracy until investigational plans have been developed. Moreover, data obtained from clinical activities may show a lack of safety or efficacy or may be inconclusive or susceptible to varying interpretations, any of which could delay, limit or prevent regulatory approval. Failure or delay can occur at any time during the clinical trial process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Even product candidates in later stages of clinical trials may fail to show the required safety profile or meet the efficacy endpoints despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that we will not face similar setbacks. Even with positive clinical trial results, there may be other barriers to approval or clearance, and the FDA may not grant approval or clearance on a timely basis, or at all. Even if the FDA clears or approves our products, the clinical data submitted to the FDA may not be sufficient for payers to cover and/or adequately reimburse our customers for use of our products. Additionally, the FDA may limit the indications for use in an approval or clearance, or place other conditions on an approval, that could restrict the commercial application of the products.

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

We may seek a breakthrough therapy designation for one or more product candidates. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

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

Certain of the products that we manufacture, process and distribute are, or are derived from, human cells or tissues, including amniotic tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. In particular, HCT/Ps that meet certain criteria set forth in the FDA’s regulations at 21 C.F.R. § 1271.10 are regulated solely under Section 361 of the PHSA, so-called "Section 361 HCT/Ps", and are not subject to any premarket clearance or approval requirements. They are also subject to less stringent post-market regulatory requirements than products regulated under Section 351 of the PHSA and/or under Sections 505, 510 or 515 of the FDCA. The Company has believed that certain of our HCT/Ps, including our products derived from amniotic membrane, qualify for regulation as Section 361 HCT/Ps. However, the regulatory classification of an HCT/P as a Section 361 HCT/P depends in part on the purposes for which the product is intended and in part on the processing to which an HCT/P is subject. A final guidance document entitled, "Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use", or 361 HCT/P Guidance, originally issued on November 16, 2017, and last revised on July 20, 2020, provides FDA’s current thinking on how to apply the existing regulatory criteria for regulation as a Section 361 HCT/P. These include, in addition to other requirements, requirements that an HCT/P be both minimally manipulated and intended for homologous use. In general, "minimal manipulation" is a standard referring to the degree to which the original characteristics of an HCT/P have been altered by processing and "homologous use" refers to the requirement that an HCT/P perform the same basic function in the donor as in the recipient. FDA’s interpretation of the requirements for marketing of Section 361HCT/Ps and the principles set forth the 361 HCT/P Guidance continue to evolve over time. Any action by the FDA to apply the principles set forth in the 361 HCT/P Guidance to the HCT/Ps that we distribute, including in ways that reflect new interpretations or expectations, could have adverse consequences for us and make it more difficult or expensive for us to conduct our business.

In light of the 361 HCT/P Guidance, our labeling and marketing claims for our placental-based membrane products, including our Affinity, NuShield, and Novachor products, clarify that they are intended as protective barriers, and thus meet the homologous use requirement to qualify as Section 361 HCT/Ps. However, the FDA could disagree with our conclusion and require changes to our labeling and marketing and/or premarket approval or clearance for Affinity, NuShield, or any placental-based sheet product we market, which would disrupt the marketing of these products, potentially expose us to regulatory sanctions, and have a material adverse effect on our business, financial condition and results of operations. Further, we believe it is necessary to obtain FDA approval of a BLA for NuCel and ReNu because those products may be deemed to be more than minimally manipulated, not for homologous use, or otherwise not regulated as Section 361 HCT/Ps. We continue to conduct clinical studies of ReNu to support FDA approval of a BLA for the management of symptoms associated with knee OA and, based on favorable feasibility studies that are subject to further evaluation, we believe ReNu has potential as a treatment for additional OA and tissue regeneration applications. We have discontinued clinical development of NuCel. If we obtain BLA approval for ReNu, compliance with applicable post-market regulatory requirements will involve significant time and substantial costs. Even for those products that remain regulated as Section 361 HCT/Ps, increasing regulatory scrutiny within the industry in which we operate could lead to heightened requirements, compliance with which could be costly. The costs and other resource burdens associated with any of these regulatory outcomes may limit the resources available to us to fully exploit our technologies or may otherwise limit our ability to carry out other business activities.

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

Our other products are regulated as biologics and medical devices, which are subject to even more stringent regulation by the FDA. As noted above, these products are subject to rigorous premarket review processes, and an approval or clearance may place substantial restrictions on the indications for which the product may be marketed or the population for whom it may be marketed, may require warnings to accompany the product or may impose other restrictions on the sale and/or use of the product. In addition, most of our products are subject to continuing obligations to comply with other substantial regulatory requirements, including the FDA’s cGTP regulations, the FDA’s Current Good Manufacturing Practices (“cGMP”) regulations, adverse event reporting, FDA inspections, and the FDA’s QSR, and the regulatory expectations for these types of regulatory obligations may evolve over time. For example, on January 31, 2024, the FDA issued a final rule amending the QSR for medical devices. This final rule is intended to more closely align the FDA QSR with the international consensus standard for device quality management and will become effective on February 2, 2026. We may need to dedicate considerable resources to come into compliance with the new QSR by the final rule’s effective date. The costs and other resource burdens associated with maintaining regulatory approvals or clearances for our products and otherwise meeting our regulatory obligations may limit the resources available to us to fully exploit our technologies or may otherwise limit our ability to carry out other business activities.

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

United States federal and state laws that affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, an intent-based, federal criminal statute which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, recommendation, lease, order, or arrangement for, or recommendation of, any item or service for which payment may be made, in whole or in part, by a federal healthcare program, such as Medicare or Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if any “one purpose” of an arrangement involving remuneration is to induce referrals of federal healthcare program business, the federal Anti-Kickback Statute has been violated. Violations may be subject to significant civil and criminal fines and penalties for each violation, imprisonment, and exclusion from participation in federal healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry activities from prosecution, these exceptions and safe harbors are narrowly drawn. Arrangements that do not fully satisfy all elements of an available exception or safe harbor are evaluated based on the specific facts and circumstances and are typically subject to increased scrutiny;
•
the federal physician self-referral law, which prohibits a physician from referring a patient to an entity with which the physician (or an immediate family member) has a financial relationship, for the furnishing of certain designated health services for which payment may be made by Medicare or Medicaid, unless an exception applies;
•
the federal civil and criminal false claims laws, including the civil False Claims Act (“FCA”), which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented to the federal government, claims for payment or approval that are false, fictitious, or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Additionally, the ACA specified that any claims submitted as a result of a violation of the federal Anti-Kickback Statute constitute false claims and are subject to enforcement under the FCA, and the government may further assert that a claim that includes items or services resulting from a violation of the FDCA or other law constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery or settlement. Violations of the FCA may be subject to significant civil fines and penalties for each false claim, currently ranging from $14,308 - $28,619 per false claim, treble damages, and potential exclusion from participation in federal healthcare programs;
•
the federal civil monetary penalties laws, which impose significant civil fines against individuals and entities that engage in activities including, among other things, knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; violations of the federal Anti-Kickback Statute; failing to report and return a known overpayment; or offering or transferring any remuneration to a Medicare or Medicaid beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of items or services reimbursable by Medicare or Medicaid, unless an exception applies;
•
the federal criminal statutes which impose criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully preventing, obstructing, misleading, or delaying a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the federal Physician Payments Sunshine Act, enacted as part of the ACA, which imposes annual tracking and reporting requirements for, among others, certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, of certain payments and “transfers of value” provided to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and licensed chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants, certified nurse midwives, and teaching hospitals, as well as tracking and reporting of ownership and investment interests held by U.S.-licensed physicians and their immediate family members; and
•
state law equivalents of each of these federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical and medical device companies to comply with their industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict certain payments that may be made to healthcare providers and other potential referral sources; state laws that require drug and medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that prohibit giving gifts to licensed healthcare professionals; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts in certain circumstances, such as specific disease states.

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

Because of the breadth of these laws and the narrow scope of the statutory or regulatory exceptions and safe harbors available, our business activities could be challenged under one or more of these laws. Relationships between medical product manufacturers and health care providers are an area of heightened scrutiny by the government. We engage in various types of activities, including the conduct of speaker programs to educate physicians, the provision of reimbursement advice and support to customers, and the provision of customer and patient support services, that have been the subject of government scrutiny and enforcement action within the healthcare industry.

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

We could be subject to legal exposure if we do not comply with our reporting and payment obligations under Medicare or any other governmental pricing programs in which our products or product candidates may participate, including through additional rebate or discount requirements, fines, sanctions, and litigation.

As of January 1, 2026, our skin substitute products are no longer paid as Part B drugs and instead, are reimbursed as incident-to supplies. For calendar year 2026, under the PFS final rule, CMS will pay for certain skin substitute products, at an initial payment rate of approximately $127.14 per square centimeter (prior to the application of the geographic adjustments) when they are used as part of a covered application procedure paid under the PFS in the non-facility setting. For calendar year 2026, under the OPPS final rule, CMS will apply the same per square centimeter payment for skin substitute products used in the hospital outpatient department and ambulatory surgery center settings. Beginning in April 2013, the Budget Control Act of 2011 created an automatic reduction of Medicare payments to providers of up to 2%. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 through June 30, 2022. The 2% reduction was then reinstated and has been in effect since July 1, 2022, and will remain in effect through the first eight months in which the fiscal year 2032 sequestration order is in effect, unless additional Congressional action is taken. Sequestration applies to the government’s payment portion, which is 80% of the total payment amount. Additionally, in future years, it is possible that an up-to 4% Medicare sequestration could be ordered under Statutory Pay-As-You-GO Act of 2010 (“PAYGO”), which requires deficit neutrality in most laws passed by Congress. As of January 1, 2026, we are not required to report ASP for our skin substitute products , although we may choose to report ASP for some of these non-BLA products. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently.

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

We face significant uncertainty in the industry due to government healthcare reform and other legislative action. The medical device and biopharmaceutical industries are subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities. Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

There have been and continue to be laws enacted by the federal government, state governments, regulators, and third-party payers to control healthcare costs, and generally, to reform the healthcare system in the United States. For example, the Affordable Care Act of 2010 (“ACA”) and the Medicare Access and CHIP Reauthorization Act of 2015 substantially changed the way healthcare is delivered and financed by both governmental and private insurers. These changes included the creation of demonstration programs and other value-based purchasing initiatives that provide financial incentives for physicians and hospitals to reduce costs, including incentives for furnishing low-cost therapies for chronic wounds even if those therapies may be less effective than our products. Since its enactment, there have been several efforts to modify or repeal all or part of ACA. Additionally, tax reform legislation was passed that includes provisions that impact healthcare insurance coverage and payment such as the elimination of the tax penalty for individuals who do not maintain health insurance coverage (the so-called “individual mandate”). On June 17, 2021, the United States Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the law. It is unclear how any future litigation and other healthcare reform efforts may impact the ACA.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles, including, for example, the current administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the Department of Health and Human Services (“HHS”), the FDA, and the Centers for Medicare and Medicaid Services (“CMS”). The ability of the FDA to review and approve new products or modifications to products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of CMS and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to use of AI to review product applications. These developments may lead to greater uncertainty regarding FDA policies, slower response times, longer review periods, unexpected delays, increased costs, or other negative impacts on both our business and that of our customers that are difficult to predict. These changes may potentially affect our ability to progress development of, or obtain regulatory clearance or approval for, any future product modifications or new products.

Additionally, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (“APA”) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by HHS, FDA, CMS and other agencies with significant oversight of the medical device industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

The United States Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act of 2010, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials, including government-employed physicians, for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. There is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. If we are found to be liable for FCPA or other violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, including contract cancellations or debarment, and loss of reputation, any of which could have a material adverse impact on our business, financial condition, and results of operations.

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
•
our ability to access capital.

The implementation of cost containment measures or other healthcare reforms may have an adverse effect on our business operations. For example, the ACA, enacted in 2010, contains provisions for Medicare demonstration programs that create financial incentives to treat patients with chronic wounds conservatively and could result in decreased utilization of our products. Accordingly, even if coverage and reimbursement are provided, market acceptance of our products has been and will be adversely affected if access to coverage and/or use of our products is administratively burdensome to obtain and/or more costly than alternative treatments. In addition, in 2026, CMS implemented payment reform for skin substitute products in the Medicare physician office setting under the PFS and the hospital outpatient department setting and ambulatory surgery center setting under the OPPS. These changes categorize non-BLA skin substitutes into three categories based on FDA approval, namely 361 HCT/Ps, PMAs and 510(k)s. CMS establishes a set reimbursement rate of $127.14 for each category. For 2026, the reimbursement rate is the same across the three categories, but CMS noted that the rates may change in future rulemaking. Future changes to Medicare reimbursement for skin substitutes in these settings also could affect utilization of our skin substitute products.

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

In addition, Medicare uses regional contractors called MACs, to process claims, develop coverage policies and make payments within designated geographic jurisdictions. On April 25, 2024, seven Medicare Part A/B MACs published new proposed LCDs for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population. These LCDs were finalized by the MACs on November 14, 2024, and were originally set to become effective on February 12, 2025. However, on January 24, 2025, the MACs announced a delay in the implementation of the LCDs until January 1, 2026. On December 15, 2025, CMS released a fact sheet stating that the MACs will issue updated LCDs that were to become effective January 1, 2026. The fact sheet included a new categorization of products as covered, non-covered, or those subject to a 12-month status quo period. However, on December 24, 2025, CMS announced that the LCDs had been withdrawn by the MACs and the most recent draft LCDs were removed from the Medicare Coverage Database. Any future changes or other developments related to these or other LCDs also could materially and adversely affect utilization of our products, our business, and our revenue.

On January 1, 2026, CMS began testing the Wasteful and Inappropriate Service Reduction (“WISeR”) Model which uses technology-enabled prior authorization services on select Medicare services, including the use of skin substitutes. The WISeR Model will run in six states for five years and, according to CMS, is intended to reduce waste. Implementation of the WISeR Model could impact beneficiary access to our products in the applicable states, which could also materially and adversely impact utilization of our products, our business, our revenue and our profitability. On December 30, 2025, CMS published comments regarding discarded product, which have resulted in clinician confusion and material disruption in the market. While the longer-term impact of CMS’ updated 2026 Medicare reimbursement changes is still uncertain, we are experiencing a significant year-over-year decline in revenue in the first quarter of fiscal year 2026.

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

As of the closing of our Series A Convertible Preferred Stock offering in November 2024, there were approximately 34,285,653 shares of Class A common stock issuable upon conversion of outstanding Convertible Preferred Stock, subject to the then applicable limitations under Nasdaq rules prior to stockholder approval. During the second quarter of 2025, our shareholders approved the issuance of shares of Class A common stock upon conversion of the outstanding shares of Convertible Preferred Stock in excess of the applicable Nasdaq limitations. Holders of Convertible Preferred Stock are entitled to a regular dividend at the rate of 8.0% per annum, subject to adjustment and payable quarterly in cash or in-kind through an increase in the liquidation preference of each share of Convertible Preferred Stock. In addition, no dividend or other distribution on the Class A common stock will be declared or paid on the Class A common stock unless, at the time of such declaration and payment, an equivalent dividend or distribution is declared and paid on the Convertible Preferred Stock.

Under various circumstances defined in the Certificate of Designation, shares of our Convertible Preferred Stock can be converted into shares of our Class A common stock. The number of shares of Class A common stock into which Convertible Preferred Stock may convert or be redeemed is based in part on the liquidation preference for the Convertible Preferred Stock, so any increase in the liquidation preference may lead to an increase in the number of deemed shares of Class A common stock held by the Investors on an “as-converted” basis. To date, regular dividends have been paid in-kind through an increase in the liquidation preference of the Convertible Preferred Stock such that, as of December 31, 2025, there were approximately 37,507,755 shares of Class A common stock issuable upon conversion of outstanding Convertible Preferred Stock.

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

As of December 31, 2025, the outstanding shares of our Convertible Preferred Stock represented approximately 30% of our outstanding Class A common stock, on an as-converted basis. In addition, the terms of the Convertible Preferred Stock grant the Investors consent rights with respect to certain actions by us, including:

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
•
any increase to the size of the Board above 11 directors;
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

These dividend obligations could adversely affect our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Convertible Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the Investors and holders of shares of our Class A common stock.

Risks Related to Our Class A Common Stock

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

Alan A. Ades, Albert Erani, Glenn H. Nussdorf, Dennis Erani, Starr Wisdom, Josette Ades, and certain of their respective affiliates, including Alan Ades and the Robert Harry Erani Frick Trust, Organo PFG LLC, Organo Investors LLC, Dennis Erani 2012 Issue Trust, Alan Ades as Trustee of the Alan Ades 2014 GRAT, Albert Erani Family Trust dated 12/29/2012, GN 2016 Family Trust u/a/d August 12, 2016, GN 2016 Organo 10-Year GRAT u/a/d September 30, 2016, Glenn Nussdorf 10 Year Follow On Trust Dated 11-1-1998 and RED Holdings, LLC, along with Avista Healthcare Partners III, L.P. and AHP III Orchestra Holdings, L.P., control a significant amount of the voting power of the Company, collectively owning 88,945,369 shares, or 54.1%, of the Company’s Class A common stock, on an as-converted basis, as of December 31, 2025. This significant concentration of share ownership may adversely affect the trading price for our Class A common stock because investors often perceive disadvantages in owning stock in companies with concentrated ownership. Also, these stockholders, should they act together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

We are highly dependent on our executive officers, the loss of whose services may adversely impact the achievement of our objectives. In particular, we depend on Gary Gillheeney, our President, Chief Executive Officer, and Chair of the Board of Directors. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives and scientific personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous medical device companies for individuals with similar skill sets. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development, and sales growth objectives.

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

Uncertainty and adverse changes in the general economic conditions, including turmoil in the global banking system, may negatively affect our business.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. If general economic conditions in the United States decline, or if consumers fear that economic conditions will decline, sales of our products may decline. Adverse changes may occur as a result of adverse economic conditions, fluctuating oil prices, supply chain problems, inflation, political instability, declining consumer confidence, occurrence of a pandemic, unemployment, fluctuations in stock markets, contraction of credit availability, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our existing or development of future products, increase the cost, and decrease the availability of financing, or increase costs associated with producing and distributing our products and potential product candidates.

Moreover, there has been turmoil in the global banking system over the past few years. On March 10, 2023, Silicon Valley Bank (“SVB”), was closed, followed on March 11, 2023 and May 1, 2023, by Signature Bank and First Republic Bank, respectively, and the FDIC was appointed as receiver for those banks. SVB is one of our lenders at which we maintained deposit and money market accounts prior to its closure and have since transferred all of our deposits previously held with the bank to other banking institutions, with the exception of $2.3 million which we maintain in one operating account at SVB. There have been reports of instability at other banks across the globe including Credit Suisse, which was acquired by UBS. Despite the steps taken to date by United States agencies to protect depositors and our current belief that we do not have exposure to loss as a result of SVB’s receivership, the follow-on effects of the events surrounding the SVB, Signature Bank and First Republic Bank failures and pressure on other banks are unknown and could include failures of other financial institutions or significant disruptions to our operations, financial position, and reputation. A severe or prolonged economic downturn, such as the global financial crisis of 2007-2008, could result in a variety of risks to our business, including a decrease in the demand for our products and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. We cannot anticipate all the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

In addition, the preparation of financial statements in conformity with GAAP requires management to make assumptions, estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

Third-party service providers and consultants

Cybersecurity partners are a key part of our cybersecurity infrastructure. We partner with cybersecurity companies and leverage their technology and expertise to better protect the Company. From time to time, we engage certain vendors to monitor our environment, which includes an outsourced security operations center. We may also from time to time engage partners for periodic penetration testing and vulnerability assessments. Our third-party service providers, suppliers, and vendors face their own risks from cybersecurity threats that could potentially impact Organogenesis. We implemented processes for overseeing and managing these risks and are committed to maintaining robust governance and oversight of these risks. Those processes include assessing the third parties’ cybersecurity practices and where applicable, requiring the third parties to implement appropriate cybersecurity controls and otherwise agree to contractual requirements designed to address cybersecurity risks in our agreements with them including conducting ongoing monitoring of their compliance with those requirements.

We have also identified the potential for cybersecurity risks stemming from the use of artificial intelligence (“AI”) tools developed by third parties. We have implemented policies and training programs to govern the use of AI by our employees. Additionally, the Company’s Audit Committee will regularly review our uses of AI as part of its ongoing risk oversight responsibility.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located on our four-building campus in Canton, Massachusetts, comprising approximately 300,000 square feet of leased and purchased space devoted to manufacturing, shipping, operations, and research and development. Three of the buildings are leased. These leases were initially set to expire on December 31, 2022. One of these leases was subsequently extended to December 31, 2027, and two of these leases were subsequently extended to December 31, 2032. We lease the buildings in Canton from entities that are controlled by Alan A. Ades, Albert Erani, Dennis Erani and Glenn H. Nussdorf, who are stockholders that own 5% or more of our outstanding Class A common stock and Mr. Nussdorf is also a director of the Company.

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

In November 2024, we entered into a lease for a facility in Smithfield, Rhode Island, comprising approximately 122,000 square feet of manufacturing and office space. The lease of the office space commenced at the time of the lease signing. The build-out of the manufacturing space will be completed in two phases. Phase 1 of the build out was substantially completed and the associated lease commenced in December 2025. Phase 2 of the build out is expected to be completed in 2027. The initial term of the lease expires in May 2041, with two ten-year renewal options and the lease also affords us a one-time right of first offer to purchase the Smithfield Facility. Following the execution of definitive agreements related to certain state and local tax incentives for our Smithfield Facility in April 2025, we no longer have the unilateral right to terminate the lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the Nasdaq Capital Market under the symbol "ORGO". As of February 23, 2026, a total of 128,640,671 shares of our Class A common stock were outstanding and we had 512 holders of record of our Class A common stock. This number does not include stockholders for whom shares are held in "nominee" or "street" name.

Dividend policy

We have never declared or paid any cash dividends on our Class A common stock. We currently intend to retain all available funds and future earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our Class A common stock in the foreseeable future. In addition, the terms of our 2021 Credit Agreement, as amended, as well as the terms of our Convertible Preferred Stock, restrict our ability to pay cash dividends on our capital stock.

Stock Performance Graph(1)

The following graph shows a comparison from December 31, 2020 through December 31, 2025 of cumulative total return on assumed investments of $100.00 in cash in each of our Class A common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF FIVE YEARS CUMULATIVE TOTAL RETURN

Among Organogenesis Holdings Inc., the NASDAQ Composite Index,

and the NASDAQ Biotechnology Index

Organogenesis Holdings, Inc. (ORGO)
Nasdaq Composite (IXIC)
Nasdaq Biotechnology (NBI)
$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025

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

None.

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

Unless the context otherwise requires, for purposes of this section, the terms “we," "us," "our," "the Company," "Organogenesis" and "ORGO" will refer to Organogenesis Holdings Inc. and its subsidiaries as they currently exist.

Overview

Organogenesis is a leading regenerative medicine company focused on empowering healing through the development, manufacturing, and sale of products for the advanced wound care and surgical and sports medicine markets. Our products have been shown through clinical and scientific studies to support and in some cases accelerate tissue healing and improve patient outcomes. We are advancing the standard of care in each phase of the healing process through multiple breakthroughs in tissue engineering and cell therapy. Our solutions address large and growing markets driven by aging demographics and increases in comorbidities such as diabetes, obesity, cardiovascular and peripheral vascular disease. We offer our differentiated products and in-house customer support to a wide range of health care customers including hospitals, wound care centers, government facilities, ASCs and physician offices. Our mission is advancing healing and recovery beyond expectations.

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

Local Coverage Determinations and CMS Proposed and Final Rules

On April 25, 2024, seven MACs published new proposed LCDs for skin substitute grafts/CTPs for the treatment of DFUs and VLUs in the Medicare population. These LCDs were finalized by the MACs on November 14, 2024, and were originally set to become effective on February 12, 2025. However, on January 24, 2025, the MACs announced a delay in the implementation of the LCDs until April 13, 2025, and on April 11, 2025, the MACs announced another delay in the implementation of the LCDs until January 1, 2026. On December 15, 2025, CMS released a fact sheet stating that the MACs will issue updated LCDs that were to become effective January 1, 2026. The fact sheet included a new categorization of products as covered, non-covered, or those subject to a 12-month status quo period. However, on December 24, 2025, CMS announced that the LCDs had been withdrawn by the MACs and the most recent draft LCDs were removed from the Medicare Coverage Database. Any future changes or other developments related to these or other LCDs or coverage decisions could negatively affect utilization of our products, our business, and our revenue.

On November 5, 2025, CMS released a final rule adopting policy changes for Medicare payments under the PFS and other Medicare Part B issues, effective on or after January 1, 2026. On November 25, 2025, CMS issued a final rule that adopted policy changes for Medicare payments under the Hospital OPPS, effective on or after January 1, 2026. For calendar year 2026, under the PFS and OPPS final rules, CMS will pay for certain skin substitute products, at a payment rate of approximately $127.14 per square centimeter (prior to the application of the geographic adjustments, as applicable), as incident-to supplies when they are used as part of a covered application procedure paid in the non-facility setting or used in the hospital outpatient department and ambulatory surgery center setting. Both the PFS and OPPS final rules assign skin substitutes to categories based on their FDA regulatory status, namely 361 HCT/Ps, PMAs and 510(k)s. CMS stated that categorizing and paying for skin substitute products based on relevant product characteristics, consistent with their FDA regulatory status, recognizes the clinical and resource differences in product types and is intended to incentivize competition to create more innovative products, while also resulting in significant savings to the Medicare Trust Fund. For calendar year 2026, the final PFS and OPPS rules provide for use of a single initial payment rate across these three categories, with CMS indicating that in future years, it intends to propose payment rates that differentiate between the three FDA regulatory categories. CMS is implementing these policy changes in the non-facility setting paid under the PFS and in the hospital outpatient department and ambulatory surgical center settings paid under OPPS to remain consistent across these different sites of care. While we believe CMS’ finalized PFS and OPPS payment structure will curb abuse under the current system and the resulting rapid escalation in Medicare spending, and ensure a much-needed consistent payment approach across sites of care, the changes could also materially and adversely impact utilization of our products, our business, our revenue and our profitability.

On January 1, 2026, CMS began testing the WISeR Model which uses technology-enabled prior authorization services on select Medicare services, including the use of skin substitutes. The WISeR Model will run in six states for five years and, according to CMS, is intended to reduce waste. Implementation of the WISeR Model could impact beneficiary access to our products in the applicable states, which could also materially and adversely impact utilization of our products, our business, our revenue and our profitability. On December 30, 2025, CMS published comments regarding discarded product, which have resulted in clinician confusion and material disruption in the market. While the longer-term impact of CMS’ updated 2026 Medicare reimbursement changes is still uncertain, we are experiencing a significant year-over-year decline in revenue in the first quarter of fiscal year 2026.

In light of these developments and any future changes in the rate of reimbursement for our products, we may prioritize the sale of certain products (including licensed products) in our portfolio.

ReNu

In December 2025, we completed a planned Type B meeting with the FDA, resulting in confirmation to initiate a rolling BLA for ReNu. We have initiated our rolling BLA submission and expect to complete the submission in the first half of 2026.

Dermagraft

As previously disclosed, manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022. We currently plan to transition our Dermagraft manufacturing to our newly-leased biomanufacturing facility in Smithfield, Rhode Island, which we expect will begin in 2027, and will result in significant capacity and substantial long-term cost savings. We plan to resume sales of Dermagraft by the end of 2027. If there are significant delays in the build-out of the Smithfield Facility or in FDA approval of the facility for manufacturing of Dermagraft, it could have an adverse effect on our consolidated net product revenue and results of operations.

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

We define EBITDA as net income before depreciation and amortization, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA, further adjusted for the impact of certain items that we do not consider indicative of our core operating performance. We have presented Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business.

Our Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Some of these limitations are:

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and Adjusted EBITDA does not reflect the cash required to fund such replacements;
•
Adjusted EBITDA does not reflect income (expense) or the cash requirements necessary to service payments on our debt;
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

Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. A reconciliation of Adjusted EBITDA from net income, the most directly comparable financial measure calculated in accordance with GAAP, has been included herein.

Components of Our Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Net Product Revenue

We derive our net product revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs, and physician offices. We primarily sell our Surgical & Sports Medicine products through third-party agencies. As of December 31, 2025, we had approximately 224 direct sales representatives and approximately 175 independent agencies. In addition to our owned products, in the ordinary course of business, we obtain the rights to license and distribute additional products, which contribute to our net product revenue.

We recognize product revenue from sales of our Advanced Wound Care and Surgical & Sports Medicine products when the customer obtains control of our product, which occurs at a point in time and may be upon procedure date, shipment, or delivery, based on the contractual terms. We record product revenue net of a reserve for returns, discounts and GPO rebates, which represent a direct reduction to the product revenue we recognize.

Several factors affect our reported product revenue in any period, including product, payer and geographic sales mix, operational effectiveness, pricing realization, marketing and promotional efforts, the timing of orders and shipments, regulatory actions including healthcare reimbursement scenarios, competition and business acquisitions. In light of recent developments and any future changes in the rate of reimbursement for our products, we may prioritize the sale of certain products (including licensed products) in our portfolio.

Grant income

Grant income relates to a grant the Company received from a governmental agency during the second quarter of 2025 related to its Smithfield Facility. We expect to recognize grant income through 2026 as the Company recognizes the related expenses that the grant is intended to compensate.

Cost of goods sold and gross profit

Cost of goods sold includes personnel costs, product testing costs, quality assurance costs, raw materials and product costs, manufacturing costs, and the costs associated with our manufacturing and warehouse facilities. The changes in our cost of goods sold correspond with the changes in sales units and are also affected by product mix.

Gross profit is calculated as net product revenue less cost of goods sold and generally increases as product revenue increases. Our gross profit is affected by product and geographic sales mix, realized pricing of our products, the efficiency of our manufacturing operations and the costs of materials used and fees charged by third-party manufacturers to produce our products. Regulatory actions, including healthcare reimbursement scenarios, which may require costly expenditures or result in pricing pressures, may decrease our gross profit.

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

Impairment and write-down expenses

Impairment and write-down of property relates to the pending sale of one of our buildings located on our Canton, Massachusetts campus that was adjusted to fair market value based on current market conditions. We recorded charges related to the impairment and write-down of the property during the second quarter of 2024 and each quarter of 2025. Write-down of capitalized internal-use software costs consists of the development costs for certain modules of our ERP system that were determined to have no future value. We recorded this charge during the second quarter of 2024.

Other income (expense), net

Other income (expense), net comprises primarily of interest income generated from our interest-bearing sweep accounts offset by interest expense on our indebtedness that was outstanding until November 2024, including amortization of debt discount and debt issuance costs.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that a tax position will be sustained on examination by taxing authorities based on the technical merits of the position. We believe that our net U.S. deferred tax assets did not require a valuation allowance as of December 31, 2024. As of December 31, 2025, the Company has established a valuation allowance on certain state research and development tax credits totaling $1,267, which the Company believes will more likely than not expire unutilized.

Our U.S. provision for income tax expense for the years ended December 31, 2025 and 2023 relates to income tax associated with taxable income that could not be offset by net operating losses or research and development credits. Our U.S. provision for income tax benefit for the year ended December 31, 2024 relates to tax benefit associated with pre-tax loss. We have also recorded a foreign provision for income taxes related to our wholly-owned subsidiary in Switzerland.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue:
Net product revenue	$563,030	$482,043	$433,140
Grant income	1,139	—	—
Total revenue	564,169	482,043	433,140
Operating expenses:
Cost of goods sold	137,522	115,741	106,481
Selling, general and administrative	326,236	294,513	269,754
Research and development	44,542	50,271	44,380
Write-down to fair value for asset held for sale	11,175	—	—
Impairment of property and construction	—	18,842	—
Write-down of capitalized internal-use software costs	—	3,959	—
Total operating expenses	519,475	483,326	420,615
Income (loss) from operations	44,694	(1,283)	12,525
Other income (expense), net:
Interest income (expense), net	2,281	(1,544)	(2,190)
Other income (expense), net	(5)	20	57
Total other income (expense), net	2,276	(1,524)	(2,133)
Net income (loss) before income taxes	46,970	(2,807)	10,392
Income tax benefit (expense)	(9,938)	3,668	(5,447)
Net income and comprehensive income	37,032	861	4,945

EBITDA and Adjusted EBITDA

The following table presents a reconciliation of GAAP net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA, for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$37,032	$861	$4,945
Interest expense (income), net	(2,281)	1,544	2,190
Income tax expense (benefit)	9,938	(3,668)	5,447
Depreciation and amortization	15,273	13,623	10,448
Amortization of intangible assets	3,323	3,403	4,918
EBITDA	63,285	15,763	27,948
Stock-based compensation expense	13,298	10,578	8,996
Write-down to fair value for asset held for sale (1)	11,175	—	—
Restructuring charge (2)	516	—	3,796
Legal and consulting fees (3)	—	—	1,182
Sales retention (4)	—	—	694
Impairment of property and construction (5)	—	18,842	—
Write-down of capitalized software costs (6)	—	3,959	—
Disposal of construction in progress (7)	—	645	—
FDA BLA fees for ReNu (8)	4,682	—	—
PFS regulation related charges (9)	3,723	—	—
Inventory write-downs (10)	1,458	—	—
Adjusted EBITDA	$98,137	$49,787	$42,616

(1)
Amount reflects the fair value adjustment of a purchased building classified as held for sale. See Note 8, Property and Equipment, Net.
(2)
Amounts reflect employee retention and benefits as well as other exit costs associated with our restructuring activities. See Note 11, Restructuring, to our audited consolidated financial statements included in this Annual Report on Form 10-K.
(3)
Amount reflects the legal and consulting fees incurred related to the published and subsequently withdrawn 2023 LCDs.
(4)
Amount reflects the compensation expenses related to retention for those sales employees impacted by the published and subsequently withdrawn 2023 LCDs.
(5)
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
(8)
Amount reflects fees paid to the FDA in connection with the ReNu BLA filing.
(9)
Amount reflects non-recurring inventory write-down adjustments for excess and obsolete inventory resulting from a shift in product lines due to PFS regulatory changes of $3.0 million and an asset write-off of $0.7 million for upfront licensing cost related to this product line.
(10)
Amount reflects non-recurring inventory write-down adjustments for excess and obsolete inventory resulting from a one-time loss of key distributor in a certain international location.

Comparison of the Years Ended December 31, 2025, 2024, and 2023

Product Revenue

	Years Ended December 31,			Change
	2025	2024	2023	2025 to 2024		2024 to 2023
	(in thousands, except for percentages)
Advanced Wound Care	$531,242	$453,639	$405,514	$77,603	17%	$48,125	12%
Surgical & Sports Medicine	31,788	28,404	27,626	3,384	12%	778	3%
Net product revenue	$563,030	$482,043	$433,140	$80,987	17%	$48,903	11%

For the year ended December 31, 2025, net product revenue from our Advanced Wound Care products increased by $77.6 million, or 17%, as compared to the year ended December 31, 2024. The increase in Advanced Wound Care net product revenue was primarily attributable to introduction of newly licensed products.

For the year ended December 31, 2025, net product revenue from our Surgical & Sports Medicine products increased by $3.4 million, or 12%, as compared to the year ended December 31, 2024. The increase in Surgical & Sports Medicine net product revenue was primarily due to an increase in certain customer buying patterns.

For the year ended December 31, 2024, net product revenue from our Advanced Wound Care products increased by $48.1 million, or 12%, as compared to the year ended December 31, 2023. The increase in Advanced Wound Care net product revenue was primarily attributable to an increase in sales of certain products for new and existing customers.

For the year ended December 31, 2024, net product revenue from our Surgical & Sports Medicine products increased by $0.8 million, or 3%, as compared to the year ended December 31, 2023. The increase in Surgical & Sports Medicine net product revenue was primarily due to growth in new customers and product mix.

Cost of Goods Sold and Gross Profit

	Years Ended December 31,			Change
	2025	2024	2023	2025 to 2024		2024 to 2023
	(in thousands, except for percentages)
Cost of goods sold	$137,522	$115,741	$106,481	$21,781	19%	$9,260	9%
Gross profit	$425,508	$366,302	$326,659	$59,206	16%	$39,643	12%

For the year ended December 31, 2025, cost of goods sold increased by $21.8 million, or 19%, as compared to the year ended December 31, 2024. The increase in cost of goods sold was primarily driven by product mix, and non-recurring inventory write-down adjustments for excess and obsolete inventory.

For the year ended December 31, 2025, gross profit increased by $59.2 million, or 16%, as compared to the year ended December 31, 2024. The increase in gross profit resulted primarily from a shift in product mix.

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

Selling, General and Administrative Expenses

	Years Ended December 31,			Change
	2025	2024	2023	2025 to 2024		2024 to 2023
	(in thousands, except for percentages)
Selling, general and administrative	$326,236	$294,513	$269,754	$31,723	11%	$24,759	9%

For the year ended December 31, 2025, selling, general and administrative expenses increased by $31.7 million, or 11%, as compared to the year ended December 31, 2024. The increase in selling, general and administrative expenses was primarily due to a $24.1 million increase in commissions expense and allowance for expected credit losses due to increased sales, an increase in headcount-related, facility expenses, and depreciation expenses of $12.1 million, and a one-time FDA fee of $4.7 million for the ReNu BLA. These increases in expenses were partially offset by a $9.6 million decrease in royalty expenses.

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

Research and Development Expenses

	Years Ended December 31,			Change
	2025	2024	2023	2025 to 2024		2024 to 2023
	(in thousands, except for percentages)
Research and development	$44,542	$50,271	$44,380	$(5,729)	-11%	$5,891	13%

For the year ended December 31, 2025, research and development expenses decreased by $5.7 million, or 11%, as compared to the year ended December 31, 2024. The decrease in research and development expenses was primarily driven by changes in timing of expenses associated with clinical research and trials, primarily related to ReNu.

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

Impairment and Write-Down Expenses

For the year ended December 31, 2025, we recorded a $11.2 million write-down of costs to adjust certain assets held for sale to their fair market value. For the year ended December 31, 2024, we recorded a $4.0 million write-down of costs related to internal-use software and an $18.8 million impairment of a purchased building and associated unfinished construction work. There were no such costs recorded in the year ended December 31, 2023. See Note 8, Property and Equipment, Net to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Other Income (Expense), Net

Other income (expense), net, changed by $3.8 million to $2.3 million in income for the year ended December 31, 2025, from $1.5 million in expense for the year ended December 31, 2024. The change resulted primarily from interest income generated from our interest-bearing sweep accounts offset by interest expense on our indebtedness that was outstanding until November 2024, including amortization of debt discount and debt issuance costs.

For the year ended December 31, 2024, total other income (expense), net, decreased by $0.6 million in expense, or 29%, as compared to the year ended December 31, 2023. The decrease resulted primarily from a decrease in the balance of the Term Loan Facility, leading to lower interest expense in 2024.

Income Tax Benefit (Expense)

	Years Ended December 31,			Change
	2025	2024	2023	2025 to 2024		2024 to 2023
	(in thousands, except for percentages)
Income tax benefit (expense)	$(9,938)	$3,668	$(5,447)	$(13,606)	(371%)	$9,115	(167%)

For the year ended December 31, 2025, income tax expense of $9.9 million included $0.4 million of current income taxes and $9.5 million of deferred income taxes. The effective tax rate for 2025 was 21.2% and was computed based on the statutory rate of 21% adjusted primarily for tax benefits related to the generation of federal and state research and development tax credits, offset in part by state and local income taxes, executive compensation and other nondeductible expenses.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations and capital expenditures through cash flows from product sales, loans from affiliates and entities controlled by certain of our affiliates, third-party debt and proceeds from the sale of our capital stock and Series A Convertible Preferred Stock. As of December 31, 2025, we had working capital of $259.6 million, which included $93.7 million in cash and cash equivalents. We have $75.0 million available for future revolving borrowings under our Revolving Facility through August 6, 2026 (see Note 12, Long-Term Debt Obligations, to our audited consolidated financial statements included in this Annual Report on Form 10-K). For the year ended December 31, 2025, we reported $563.0 million in net product revenue and $37.0 million in net income. We expect that our cash on hand and other components of working capital as of December 31, 2025, availability under the Revolving Facility through August 6, 2026, plus net cash flows from product sales will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this Annual Report on Form 10-K.

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

The following table presents our cash and outstanding debt as of the dates indicated:

	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$93,679	$135,571
Finance lease obligations	$22,223	$1,888

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(10,309)	$14,208	$30,917
Net cash used in investing activities	(14,151)	(10,032)	(24,364)
Net cash provided by (used in) financing activities	(17,360)	27,637	(5,505)
Net change in cash, cash equivalents, and restricted cash	$(41,820)	$31,813	$1,048

Operating Activities

During the year ended December 31, 2025, net cash used in operating activities was $10.3 million, resulting from our net income of $37.0 million, non-cash charges of $85.0 million, offset by net cash used in connection with changes in our operating assets and liabilities of $132.4 million. Net cash used in changes in our operating assets and liabilities included an increase in accounts receivable of $115.8 million, an increase in inventories of $17.9 million, an increase in prepaid expenses and other current and other assets of $0.2 million, a decrease in net operating lease liabilities of $8.5 million, and a decrease in accounts payable of $0.5 million, partially offset by an increase in accrued expenses and other current liabilities of $10.4 million, and an increase in other liabilities of $0.2 million.

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

Investing Activities

During the year ended December 31, 2025, we used $14.2 million of cash in investing activities solely consisting of capital expenditures.

During the year ended December 31, 2024, we used $10.0 million of cash in investing activities solely consisting of capital expenditures.

During the year ended December 31, 2023, we used $24.4 million of cash in investing activities solely consisting of capital expenditures.

Financing Activities

During the year ended December 31, 2025, net cash used in financing activities was $17.4 million. This consisted of payments for construction of landlord assets, net of tenant allowance of $14.5 million, principal payments on finance lease obligations of $1.2 million, and net cash payments associated with our stock awards activities of $1.7 million.

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

Indebtedness

2021 Credit Agreement

In August 2021, we and our subsidiaries entered into a credit agreement with SVB and several other lenders (the “Lenders”), which we refer to as the 2021 Credit Agreement. The 2021 Credit Agreement, as amended, provides for a term loan facility not to exceed $75.0 million (the “Term Loan Facility”) and a revolving credit facility not to exceed $125.0 million (the “Revolving Facility”). In November 2024, we and the Lenders amended the 2021 Credit Agreement to allow for the issuance of the Convertible Preferred Stock, and to require the repayment of the Term Loan Facility within one business day of such issuance, among other terms. In August 2025, we and the Lenders amended the 2021 Credit Agreement to provide that so long as there are no outstanding borrowings under the Revolving Facility, the Consolidated Fixed Charge Coverage Ratio covenant (described below) shall not be tested for the fiscal quarter ended June 30, 2025. Notwithstanding this testing accommodation for the quarter ended June 30, 2025, the covenant is deemed to be in effect for purposes of any transaction contemplated by the 2021 Credit Agreement that requires pro forma compliance with the Consolidated Fixed Charge Coverage Ratio or the financial covenants generally and would preclude us from any additional borrowing under the Revolving Facility unless waived or further amended. On October 31, 2025, the 2021 Credit Agreement was further amended (the “October 2025 Amendment”). The October 2025 Amendment reduced the Revolving Facility from $125.0 million to $75.0 million, removed the Consolidated Fixed Charge Coverage Ratio covenant and added a minimum Consolidated Interest Coverage Ratio covenant, tested quarterly, that requires consolidated EBITDA for any period of four consecutive fiscal quarters to equal or exceed 300% of consolidated cash interest expense for such period, and a Consolidated Capital Expenditures covenant, which requires capital expenditures to be less than $50.0 million during any 12-month period when loans under the Revolving Facility exceed $50.0 million. The Company paid an amendment fee of $0.1 million in connection with the October 2025 Amendment.

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

As of December 31, 2025, we were in compliance with the covenants under the 2021 Credit Agreement, as amended. As of December 31, 2025 and 2024, we did not have outstanding borrowings under our Term Loan Facility or our Revolving Facility.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-34 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded with reasonable assurance that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management conducted the assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, management concluded that, as of December 31, 2025, our internal controls over financial reporting were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8 above.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

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

10.21‡

Summary of Amendment to Severance for Gary S. Gillheeney, Sr. (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K/A (File No. 001-37906) filed with the SEC on April 29, 2020)

10.22‡

Offer Letter dated January 15, 2021 between the Company and David C. Francisco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on February 16, 2021)

10.23‡

Change in Control Retention Agreement between Organogenesis Holdings Inc. and Gary S. Gillheeney, Sr. effective as of May 10, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2021)

10.24‡

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

10.26

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

Exhibit No.	Exhibit
10.27

First Amendment to Credit Agreement dated as of December 8, 2022 by and among Organogenesis Holdings Inc., as borrower, the several banks and other financial institutions or entities party hereto and Silicon Valley Bank, as the Administrative Agent, and as the Issuing Lender and the Swingline Lender (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on March 1, 2023)

10.28

Second Amendment to Credit Agreement dated and effective as of April 17, 2023 by and among Organogenesis Holdings Inc., as borrower, the several banks and other financial institutions or entities party hereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 10, 2023)

10.29

Purchase and Sale Agreement dated as of August 11, 2021 by and between Organogenesis Inc. and 275 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 16, 2021)

10.30

Subscription Agreement, dated November 12, 2024, by and among Organogenesis Holdings Inc., Avista Healthcare Partners III, L.P. and AHP III Orchestra Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 13, 2024)

10.31

Third Amendment to Credit Agreement dated as of November 12, 2024 by and among the Company, the lenders named therein and the administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 13, 2024)

10.32

Form of Stock Repurchase Agreement, dated November 12, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on November 13, 2024)

10.33

Stock Repurchase Agreement, dated November 27, 2024, by and between Organogenesis Holdings Inc. and GN 2016 Family Trust u/a/d August 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 2, 2024)

10.34+

Lease dated as of November 18, 2024 by and between DIV Technology Way, LLC and Organogenesis Holdings Inc. (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 27, 2025)

10.35‡

Form of Performance Share Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 27, 2025)

10.36‡

Employee Letter Agreement dated as of July 30, 2021 by and between Organogenesis Inc. and Robert Cavorsi (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 27, 2025)

10.37

Fourth Amendment to Credit Agreement dated as of August 5, 2025 by and among the Company, the lenders named therein and the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37906) filed with the SEC on August 7, 2025)

10.38

Fifth Amendment to Credit Agreement dated as of October 31, 2025 by and among the Company, the lenders named therein and the administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on November 6, 2025)

10.39

First Amendment to Lease dated March 21, 2025 among Organogenesis Holdings Inc., Organogenesis Inc., and DIV Technology Way, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 8, 2025)

10.40

First Amendment to Lease dated as of December 22, 2025 by and among Organogenesis Inc. and 65 Dan Road SPE, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 37906) filed with the SEC on December 29, 2025)

10.41

First Amendment to Lease dated as of December 22, 2025 by and among Organogenesis Inc. and Dan Road Associates, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-37906) filed with the SEC on December 29, 2025)

Exhibit No.	Exhibit
19.1

Organogenesis Holdings Inc. Amended and Restated Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K (File No. 001-37906) filed with the SEC on February 27, 2025)

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

The following materials from the Annual Report of Organogenesis Holdings Inc. on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 of Organogenesis Holdings Inc., (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024, and 2023 of Organogenesis Holdings Inc., (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023 of Organogenesis Holdings Inc., (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023 of Organogenesis Holdings Inc., and (v) Notes to Consolidated Financial Statements of Organogenesis Holdings Inc.

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

ORGANOGENESIS HOLDINGS INC.

By:	/s/ Gary S. Gillheeney, Sr.
Gary S. Gillheeney, Sr. Chief Executive Officer, President, and Chair of the Board of Directors
Date:	February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary S. Gillheeney, Sr.	Chief Executive Officer, President and Chair of the Board of Directors (Principal Executive Officer)	February 26, 2026
Gary S. Gillheeney, Sr.

/s/ David Francisco	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
David Francisco

/s/ Patrick McGuire	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Patrick McGuire

/s/ Robert Ades	Director	February 26, 2026
Robert Ades

/s/ Michael J. Driscoll	Director	February 26, 2026
Michael J. Driscoll

/s/ Prathyusha Duraibabu	Director	February 26, 2026
Prathyusha Duraibabu

/s/ Jon Giacomin	Director	February 26, 2026
Jon Giacomin

/s/ Michele Korfin	Director	February 26, 2026
Michele Korfin

/s/ Arthur S. Leibowitz	Director	February 26, 2026
Arthur S. Leibowitz

/s/ Garrett Lustig	Director	February 26, 2026
Garrett Lustig

/s/ Glenn H. Nussdorf	Director	February 26, 2026
Glenn H. Nussdorf

/s/ Gilberto Quintero	Director	February 26, 2026
Gilberto Quintero

ORGANOGENESIS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Organogenesis Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organogenesis Holdings Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Product Return Reserve

As described in Note 2 to the financial statements, the Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of product revenue and accounts receivable in the period in which the related product revenue is recognized. The Company estimates product returns using its historical return rates as well as other factors that management concludes could significantly impact its expected returns, including product recalls, pricing changes, changes in health-care regulations, or changes in reimbursement rates, among others. As described in Note 5 to the financial statements, as of December 31, 2025, the Company recorded a product return reserve of $12.9 million as a reduction to accounts receivable, net.

We identified management’s estimate of the product return reserve as of December 31, 2025, as a critical audit matter because of the significant judgment used by management in estimating the expected product returns. Auditing management’s judgment and assumptions involved a high degree of auditor judgment and an increase in audit effort due to the impact management’s assumptions could have on the accounting estimate.

Our audit procedures related to the Company’s estimate of the product return reserve as of December 31, 2025, included the following, among others:

•
We obtained an understanding of the relevant controls relating to management’s review of the estimate of the product return reserve and tested such controls for design and operating effectiveness.
•
We obtained an understanding of management’s process for estimating the product return reserve, including management’s determination of the historical return rate and management’s identification of factors that management concluded could significantly impact the expected returns.

•
We tested the mathematical accuracy of the historical return rates used by management to estimate the product return reserve and inspected evidence to test the completeness and accuracy of the underlying information used by management to develop the historical return rates.
•
We tested the historical accuracy of management’s estimates by comparing management’s prior year estimates of returns to actual current year returns.
•
We evaluated the impact of information obtained subsequent to December 31, 2025, on the recorded product return reserve.

/s/ RSM US LLP

We have served as the Company's auditor since 2004.

Boston, Massachusetts

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Organogenesis Holdings Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Organogenesis Holdings Inc.'s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion.

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

/s/ RSM US LLP

Boston, Massachusetts

February 26, 2026

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$93,679	$135,571
Restricted cash	652	580
Accounts receivable, net of allowance for credit losses of $16,089 and $9,576	217,451	109,861
Inventories, net	29,627	26,219
Asset held for sale (Note 8)	2,425	—
Prepaid expenses and other current assets	18,354	13,710
Total current assets	362,188	285,941
Property and equipment, net	103,711	89,128
Intangible assets, net	9,145	12,468
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	55,749	37,110
Deferred tax asset, net	29,962	39,462
Other assets	9,203	5,005
Total assets	$598,730	$497,886

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Current portion of finance lease obligations	$9,435	$1,170
Current portion of operating lease obligations - related party	4,258	3,671
Current portion of operating lease obligations	4,949	4,272
Accounts payable	31,949	28,911
Accrued expenses and other current liabilities	49,533	39,453
Total current liabilities	100,124	77,477
Finance lease obligations, net of current portion	12,788	718
Operating lease obligations, net of current portion - related party	28,237	8,283
Operating lease obligations, net of current portion	22,470	25,198
Other liabilities	1,193	894
Total liabilities	164,812	112,570

Commitments and contingencies (Note 20)

Series A redeemable convertible preferred stock, $0.0001 par value; 130,000 shares authorized, issued and outstanding; liquidation preference of $142,217 and $131,387 at December 31, 2025 and 2024, respectively.	133,789	122,419

Stockholders’ equity:
Preferred stock, $0.0001 par value; 870,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 127,680,424 and 126,458,784 shares issued; 126,951,876 and 125,730,236 shares outstanding at December 31, 2025 and 2024, respectively	13	13
Additional paid-in capital	303,194	302,994
Accumulated deficit	(3,078)	(40,110)
Total stockholders' equity	300,129	262,897
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$598,730	$497,886

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Net product revenue	$563,030	$482,043	$433,140
Grant income	1,139	—	—
Total revenue	564,169	482,043	433,140
Operating expenses:
Cost of goods sold	137,522	115,741	106,481
Selling, general and administrative	326,236	294,513	269,754
Research and development	44,542	50,271	44,380
Write-down to fair value for asset held for sale	11,175	—	—
Impairment of property and construction	—	18,842	—
Write-down of capitalized internal-use software costs	—	3,959	—
Total operating expenses	519,475	483,326	420,615
Income (loss) from operations	44,694	(1,283)	12,525
Other income (expense), net:
Interest income (expense), net	2,281	(1,544)	(2,190)
Other income (expense), net	(5)	20	57
Total other income (expense), net	2,276	(1,524)	(2,133)
Net income (loss) before income taxes	46,970	(2,807)	10,392
Income tax benefit (expense)	(9,938)	3,668	(5,447)
Net income and comprehensive income	37,032	861	4,945
Accretion of redeemable convertible preferred stock to redemption value	(540)	(412)	—
Cumulative dividend on redeemable convertible preferred stock	(10,830)	(1,386)	—
Undistributed earnings allocated to participating redeemable convertible preferred stock	(5,640)	—	—
Net income (loss) attributable to common stockholders	$20,022	$(937)	$4,945
Net income (loss) per share:
Basic	$0.16	$(0.01)	$0.04
Diluted	$0.15	$(0.01)	$0.04
Weighted-average common shares outstanding
Basic	126,738,136	131,673,278	131,231,317
Diluted	130,248,412	131,673,278	132,746,727

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Additional		Total
	Redeemable Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	—	$—	130,919,129	$13	$310,957	$(45,301)	$265,669
Cumulative-effect adjustment from adoption of ASU 2016-13, net of tax	—	—	—	—	—	(615)	(615)
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	397,267	—	(332)	—	(332)
Stock-based compensation expense	—	—	—	—	8,996	—	8,996
Net income	—	—	—	—	—	4,945	4,945
Balance as of December 31, 2023	—	—	131,316,396	13	319,621	(40,971)	278,663
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $9,379	130,000	120,621	—	—	—	—	—
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	1,798	—	—	(1,798)	—	(1,798)
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	1,110,136	—	(1,175)	—	(1,175)
Exercise of stock options	—	—	1,225,435	1	1,246	—	1,247
Repurchase of common shares	—	—	(7,921,731)	(1)	(25,478)	—	(25,479)
Stock-based compensation expense	—	—	—	—	10,578	—	10,578
Net income	—	—	—	—	—	861	861
Balance as of December 31, 2024	130,000	122,419	125,730,236	13	302,994	(40,110)	262,897
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	11,370	—	—	(11,370)	—	(11,370)
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	1,143,740	—	(1,885)	—	(1,885)
Exercise of stock options	—	—	77,900	—	157	—	157
Stock-based compensation expense	—	—	—	—	13,298	—	13,298
Net income	—	—	—	—	—	37,032	37,032
Balance as of December 31, 2025	130,000	$133,789	126,951,876	$13	$303,194	$(3,078)	$300,129

The accompanying notes are an integral part of these consolidated financial statements

ORGANOGENESIS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$37,032	$861	$4,945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,273	13,623	10,448
Amortization of intangible assets	3,323	3,403	4,918
Reduction in the carrying value of right-of-use assets	8,342	8,348	8,083
Non-cash interest expense	375	394	427
Deferred interest expense	—	305	490
Deferred tax expense (benefit)	9,500	(10,719)	2,012
Loss on disposal of property and equipment	188	1,140	235
Loss on lease termination	—	—	559
Loss on extinguishment of term loan	—	215	—
Provision recorded for credit losses	8,213	3,938	1,297
Adjustment for excess and obsolete inventories	15,353	8,210	6,580
Stock-based compensation	13,298	10,578	8,996
Write-down to fair value for asset held for sale (Note 8)	11,175	—	—
Impairment of property and construction (Note 8)	—	18,842	—
Write-down of capitalized internal-use software costs (Note 8)	—	3,959	—
Changes in operating assets and liabilities:
Accounts receivable	(115,803)	(31,800)	5,539
Inventories	(17,915)	(6,204)	(8,179)
Prepaid expenses and other current and other assets	(183)	(2,549)	(10,115)
Operating leases	(8,491)	(14,066)	(8,439)
Accounts payable	(528)	(2,372)	(108)
Accrued expenses and other current liabilities	10,381	9,164	3,138
Other liabilities	158	(1,062)	91
Net cash provided by (used in) operating activities	(10,309)	14,208	30,917
Cash flows from investing activities:
Purchases of property and equipment	(14,151)	(10,032)	(24,364)
Net cash used in investing activities	(14,151)	(10,032)	(24,364)
Cash flows from financing activities:
Construction of landlord assets, net of tenant allowance	(14,461)	—	—
Term loan repayments under the 2021 Credit Agreement	—	(66,563)	(4,688)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	120,688	—
Payments for the repurchase of common stock	—	(25,479)	—
Principal repayments of finance lease obligations	(1,171)	(1,081)	(485)
Proceeds from the exercise of stock options	157	1,247	—
Payments of withholding taxes in connection with RSUs vesting	(1,885)	(1,175)	(332)
Net cash provided by (used in) financing activities	(17,360)	27,637	(5,505)
Change in cash, cash equivalents and restricted cash	(41,820)	31,813	1,048
Cash, cash equivalents, and restricted cash, beginning of year	136,151	104,338	103,290
Cash, cash equivalents, and restricted cash, end of year	$94,331	$136,151	$104,338
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$4,970	$5,436
Cash paid for income taxes	$5,346	$6,965	$3,052
Supplemental disclosure of non-cash investing and financing activities:
Cumulative effect adjustment for adoption of ASU No. 2016-13	$—	$—	$615
Change in purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$715	$(432)	$841
Right-of-use assets obtained through operating lease obligations	$26,981	$5,109	$5,869
Right-of-use assets obtained through finance lease obligations	$21,506	$—	$3,454
Redeemable convertible preferred stock issuance costs included in accrued expenses	$—	$67	$—
Prepaid rent reclassified to right-of-use assets	$—	$230	$—
Landlord asset additions included in accounts payable and other liabilities, net of tenant allowances	$2,691	$—	$—
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	$11,370	$1,798	$—

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of Business and Basis of Presentation

Organogenesis Holdings Inc. (“ORGO” or the “Company”) is a leading regenerative medicine and tissue innovations company focused on empowering healing through the development, manufacturing, and sale of products for the Advanced Wound Care (“AWC”), and Surgical & Sports Medicine (“SSM”) markets. Several of the existing and pipeline products in the Company’s portfolio have Premarket Application (“PMA”) approval, or Premarket Notification 510(k) clearance from the United States Food and Drug Administration (“FDA”). The Company’s customers include hospitals, wound care centers, government facilities, ambulatory surgery centers (“ASCs”) and physician offices. The Company has one operating and reportable segment.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts and results of operations of Organogenesis Holdings Inc., and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency

The Company’s functional currency, including that of the Company’s Swiss subsidiary, Organogenesis GmbH, is the United States dollar. Foreign currency gains and losses resulting from remeasurement of assets and liabilities held in foreign currencies and transactions settled in a currency other than the functional currency are included separately as non-operating income or expense in the consolidated statements of operations and comprehensive income as a component of other income (expense), net. The foreign currency amounts recorded for all periods presented were insignificant.

Segment Reporting

Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance for the organization. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s portfolio includes regenerative medicine products in various stages, ranging from preclinical to late-stage development, and commercialized advanced wound care and surgical and sports medicine products which support healing across a wide variety of wound types at many different types of facilities. The Company has determined that it has a single operating segment—regenerative medicine.

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

Restricted Cash

The Company had restricted cash of $652 and $580 as of December 31, 2025 and 2024, respectively. Restricted cash represents employee deposits in connection with the Company’s health benefit plan.

Accounts Receivable, Net

Accounts receivable are stated at invoice value, net of product return reserves, less estimated allowances for credit losses. The Company evaluates expected credit losses on accounts receivable considering historical experience, credit quality, age of the accounts receivable balances, geography-related risks and current and expected economic conditions that may affect a customer’s ability to pay. The Company continually monitors customer payments and in cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due, thereby reducing the net recognized receivable to the amount reasonably believed to be collectible. Accounts receivable are charged against the allowance when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.

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

The Company also tests other components of its inventory for future growth projections. The Company determines the average yield of the component and compares it to projected product revenue to ensure it is properly reserved.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. As of December 31, 2025 and 2024, the Company’s property and equipment consisted of furniture and computers, equipment, leasehold improvements, building and facility under finance lease. Depreciation expense is recognized using the straight-line method over the useful lives of the assets, which are as follows:

Leasehold improvements and facility under finance lease	Lesser of the life of the lease or the economic life of the asset
Building	30 years
Furniture and computers	3 - 5 years
Equipment	5 - 10 years

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

The Company may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test, or the Company can bypass the qualitative assessment and proceed directly to the quantitative test. The quantitative goodwill impairment test requires the Company to estimate and compare the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill. At December 31, 2025 and 2024, the Company elected to perform a quantitative analysis directly, and used its market capitalization to approximate the fair value of the reporting unit. The fair value of the reporting unit exceeded its carrying value at December 31, 2025 and 2024, and accordingly the Company did not record any impairment on its goodwill.

Intangible Assets Subject to Amortization

Intangible assets include intellectual property either owned by the Company or to which the Company has a license. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. Intangible assets are reported net of accumulated amortization, separately from goodwill. Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets include developed technology, customer relationships, trade names and trademarks, and non-compete agreements obtained through business acquisitions. Amortization of intangible assets with finite lives is calculated on a straight-line basis or using an accelerated method based on the following estimated useful lives:

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

Revenue Recognition

Product Revenue

The Company generates product revenue through the sale of Advanced Wound Care and Surgical & Sports Medicine products. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the Company’s product which occurs at a point in time and may be upon shipment, procedure date, or delivery, based on the terms of the contract.

Reserves for Variable Consideration

Revenues from product sales are recorded net of reserves for variable consideration which includes but is not limited to product return, discounts, rebates and GPO fees that are offered within contracts between the Company and its customers relating to the Company’s sales of its products. These reserves are based on the amounts earned or to be claimed by its customers on the related sales and are recorded as a reduction of accounts receivable or an establishment of a liability. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract and is included in the net sales price to the extent that it is probable that a significant reversal in the amount of the cumulative product revenue recognized will not occur in a future period. Actual amounts of consideration ultimately paid may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for product purchased. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of product revenue in the period in which the related product revenue is recognized. The Company currently estimates product return reserves using its historical return rates as well as factors that management concludes could significantly impact its expected returns, including product recalls, pricing changes, changes in healthcare regulations, or changes in reimbursement rates. The Company does not record an asset for the returned product as the product is discarded upon receipt.

Rebates and Allowances

The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses in the accompanying consolidated balance sheets in the period the related product revenue is recognized.

GPO Fees

The Company pays fees to GPOs for administrative services that the GPOs perform in connection with the purchases of the product by the GPO members. These fees are based on a contractually-determined percentage of the Company’s applicable sales. The Company classifies these GPO fees as a reduction of product revenue based on the substance of the relationship of all parties involved in the transaction.

Other Revenue Policies

Sales, value add, and other taxes collected on behalf of third parties are excluded from product revenue. The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. The Company records the related costs as part of the cost of goods sold.

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

Stock-Based Compensation

The Company measures stock-based awards granted to employees, non-employees, and directors based on the fair value of the awards on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. Prior to 2025, the Company only issued stock options, restricted stock units and restricted stock awards with service-based vesting conditions and recorded the expense for these awards using the straight-line method. Beginning in 2025, the Company also began granting performance-based share awards to officers of the Company. As the outcome of each event has inherent risk and uncertainties, and a positive outcome may not be known until the event is achieved, the Company begins to recognize the value of the performance-based share awards when the Company determines the achievement of each performance condition is deemed probable, a determination which requires judgment by management. When the Company determines that achievement of the performance condition is probable, the Company records estimated cumulative expense to date, with remaining expense amortized over the remaining service period until achievement has occurred. The Company reassesses at each reporting date whether achievement of the performance condition is probable. If the performance conditions are not met or are not expected to be met, recognized compensation expense associated with the grant will be reversed.

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

The fair value of each restricted stock unit grant and performance-based share award is based on the fair market value of the Company’s Class A common stock on the date of grant. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has been a public company for a short period of time, has limited public float and lacks company-specific historical and implied volatility information for its Class A common stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of the Company as well as publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the United States Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends on its Class A common stock and does not expect to pay any cash dividends in the foreseeable future.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. Advertising costs were approximately $5,843, $3,825, and $5,225, for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Classification and Accretion of Series A Redeemable Convertible Preferred Stock

The Company has classified the Series A Redeemable Convertible Preferred Stock (“Convertible Preferred Stock”) outside of stockholders’ equity on the Company’s consolidated balance sheets because the holders of such stock have certain redemption and liquidation rights that, in certain situations, are not solely within the control of the Company and would require the redemption of the then-outstanding Convertible Preferred Stock. The Convertible Preferred Stock is redeemable in an amount equal to the original issue price per share plus all declared but unpaid dividends thereon, as specified in the Convertible Preferred Stock certificate of designation. The Company records periodic accretion to the values of its outstanding Convertible Preferred Stock such that its carrying value will be equal to the redemption value at the earliest redemption date. Adjustments to the carrying value of the Convertible Preferred Stock at each reporting date reduce additional paid-in capital. See Note 13, Convertible Preferred Stock.

Earnings (Loss) per Share (EPS)

The Company applies the two-class method when computing EPS attributable to common stockholders as the Company has issued shares that meet the definition of participating securities. The two-class method determines EPS for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires net income for the period to be allocated between common and participating securities based upon their respective rights to share in the distributed and undistributed earnings as if all income for the period had been distributed. The Company considers its Convertible Preferred Stock to be participating securities as, in the event a dividend is paid on its Class A common stock, the holders of Convertible Preferred Stock would be entitled to receive dividends on a basis consistent with the common stockholders. The holders of the Convertible Preferred Stock are also entitled to residual value in liquidation. There is no allocation required under the two-class method during periods of loss since the participating securities do not have a contractual obligation to share in the losses of the Company.

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

The Company enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. When a contract contains more than one lease component, the Company allocates consideration in the contract to the separate lease and associated non-lease components based on the relative standalone price of the lease components within the contract.

Variable costs, such as utilities, common area maintenance, and maintenance programs for leased vehicles are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

The options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise the options. Operating leases are included in operating lease right-of-use assets, net and operating lease obligations on the consolidated balance sheets. Finance lease right-of-use assets are included in property and equipment, net, and the related liabilities are included in finance lease obligations on the consolidated balance sheets.

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

During the construction period and prior to lease commencement, any capital amounts contributed by the Company toward the construction of the lessor-owned assets (excluding lessee-owned leasehold improvements, which are recorded within property and equipment, net) are recorded as “construction of landlord assets, net of tenant allowance” within other assets on the consolidated balance sheets. Upon completion of the construction project, and upon lease commencement, the Company reclassifies amounts of the construction project determined to be the landlord asset to lease right-of-use assets on the consolidated balance sheets based on the lease classification determined at lease commencement.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025 prospectively. See Note 17, Income Taxes.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This standard provides authoritative guidance for recognition, measurement, and presentation of government grants from a government to a business entity. The standard is effective for annual periods beginning after December 15, 2028, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-10 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The standard will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of ASU 2025-11 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This standard represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The standard is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of ASU 2025-12 on its consolidated financial statements and related disclosures.

3. Revenue

Revenue from Contracts with Customers

The following table sets forth revenue by product category:

	Year Ended December 31,
	2025	2024	2023
Advanced Wound Care	$531,242	$453,639	$405,514
Surgical & Sports Medicine	31,788	28,404	27,626
Total net product revenue	$563,030	$482,043	$433,140

For all periods presented, net product revenue generated outside the United States represented less than 1% of total net product revenue.

For the years ended December 31, 2025, 2024, and 2023, the Company recorded GPO fees of $8,172, $6,102 and $5,623, respectively, as a direct reduction of product revenue.

Grant Income

During the second quarter of 2025, the Company received a grant from a governmental agency totaling $5,000 for the achievement of two milestones. The grant helps offset the costs of facility construction and expansion efforts, or related job creation objectives for the “Smithfield Facility” (see Note 19, Leases). The Company achieved both milestones during 2025 and received the $5,000 total cash payments. Amounts received are included in cash flows from operating activities in the consolidated statements of cash flows. The Company recorded $1,139 of grant income related to this grant in 2025. As of December 31, 2025, $3,861 of deferred income is included in accrued expenses and other current liabilities on the consolidated balance sheets.

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

For more information, see Note 8, Property and Equipment, Net.

5. Accounts Receivable, Net

Accounts receivable consisted of the following:

	December 31,
	2025	2024
Accounts receivable	$233,540	$119,437
Less - allowance for credit losses	(16,089)	(9,576)
	$217,451	$109,861

Accounts receivable, net, includes product return reserves of $12,928 and $3,918 at December 31, 2025 and 2024, respectively.

The Company’s allowance for credit losses is comprised of the following:

Balance as of December 31, 2023	$6,860
Additions	3,938
Write-offs	(1,222)
Balance as of December 31, 2024	$9,576
Additions	8,213
Write-offs	(1,700)
Balance as of December 31, 2025	$16,089

6. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	December 31,
	2025	2024
Raw materials	$14,339	$13,252
Work in process	1,265	923
Finished goods	14,023	12,044
	$29,627	$26,219

Raw materials include various components used in the Company’s manufacturing process. The Company’s excess and obsolete inventory review process includes analysis of historical sales as compared to inventory levels, and working with operations to maximize recovery of excess inventory. During the years ended December 31, 2025, 2024, and 2023, the Company charged $15,353, $8,210, and $6,580, respectively, for inventory excess and obsolescence to cost of goods sold within the consolidated statements of operations and comprehensive income.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
Subscriptions	$4,281	$4,866
Prepaid licensing fee (Note 20)	3,158	3,301
Prepaid research and development expenses	2,642	2,929
Deposits	2,244	309
Prepaid taxes	1,472	445
Conferences and marketing expenses	1,449	1,477
Other	3,108	383
	$18,354	$13,710

Deposits are funds held by vendors which are expected to be released within twelve months and therefore they are recorded as current assets.

8. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
	2025	2024
Furniture, computers and equipment	$69,233	$63,248
Leasehold improvements	67,866	63,342
Facility under finance lease	27,976	—
Building	—	13,600
	165,075	140,190
Accumulated depreciation and amortization	(88,107)	(72,949)
Construction in progress	26,743	21,887
	$103,711	$89,128

Depreciation and amortization expense was $15,273, $13,623 and $10,448, for the years ended December 31, 2025, 2024, and 2023, respectively.

Construction in progress primarily represents improvements at the Company’s leased facilities in Canton and Norwood, Massachusetts, equipment purchased at the Company’s Smithfield Facility, as well as costs incurred to implement the remaining modules of the company-wide enterprise resource planning (“ERP”) system. See Note 9, Leases.

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

During the years ended December 31, 2024 and 2023, the Company identified factors that constituted an impairment trigger relating to its remaining company-wide asset group. The Company performed a recoverability test in accordance with ASC 360, Property, Plant and Equipment. The estimated undiscounted cash flows directly attributable to the asset group exceeded its carrying value, and accordingly the Company did not record any impairment related to this asset group. Therefore, the Company did not record any impairment related to its remaining company-wide asset group for the years ended December 31, 2024 and 2023. During the year ended December 31, 2025, the Company did not identify factors that constituted an impairment trigger relating to its remaining company-wide asset group, and the Company did not record any impairment relating to its remaining company-wide asset group during 2025.

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

During the first quarter of 2025, the Company listed the purchased building for sale and intends to complete the sale of these assets, which are separately presented in the Company’s consolidated balance sheets, within twelve months. During 2025, the Company recognized a $11,175 write-down to adjust the carrying value of the building held for sale to its estimated fair market value based on observable market conditions, net of the estimated costs to sell on the consolidated statements of operations and comprehensive income. Management has determined that the planned sale does not represent a strategic shift having a major effect on the Company’s operations and financial results and therefore does not meet the criteria for classification as discontinued operations.

9. Goodwill and Intangible Assets

Goodwill was $28,772 as of December 31, 2025 and 2024. There was no impairment of goodwill recorded during the years ended December 31, 2025, 2024, or 2023.

Identifiable intangible assets consisted of the following as of December 31, 2025:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(28,724)	3,896
Customer relationship	10,690	(5,657)	5,033
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,864)	216
Non-compete agreements	1,010	(1,010)	—
Total	$58,523	$(49,378)	9,145

Identifiable intangible assets consisted of the following as of December 31, 2024:

	Original	Accumulated	Net Book
	Cost	Amortization	Value
Developed technology	$32,620	$(26,708)	$5,912
Customer relationship	10,690	(4,588)	6,102
Patent	7,623	(7,623)	—
Independent sales agency network	4,500	(4,500)	—
Trade names and trademarks	2,080	(1,733)	347
Non-compete agreements	1,010	(903)	107
Total	$58,523	$(46,055)	$12,468

Amortization of intangible assets, calculated on a straight-line basis or using an accelerated method, which reflects the pattern in which the economic benefits of the intangible assets are consumed, was $3,323, $3,403 and $4,918 for the years ended December 31, 2025, 2024, and 2023, respectively. The weighted average remaining useful lives for developed technology, customer relationships, trade names and trademarks are 2.7 years, 4.8 years, and 2.6 years, respectively, as of December 31, 2025. Estimated future annual amortization expense related to these intangible assets is as follows:

2026	$3,043
2027	2,283
2028	1,968
2029	1,094
2030	757
Total	$9,145

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Personnel costs	$42,714	$23,836
Deferred grant income (Note 3)	3,861	—
Royalties	1,698	7,381
Accrued taxes	—	4,286
Accrued milestone payment (Note 20)	—	2,500
Other	1,260	1,450
	$49,533	$39,453

11. Restructuring

The Company committed to restructuring plans in February 2023, October 2023, and September 2025 to restructure its workforce to increase productivity and enhance profitability. These reductions in force reduced the Company’s headcount and the Company incurred employee-related charges primarily consisting of severance payments.

As a result of the restructuring activities, the Company incurred pre-tax charges of $516, $0, and $3,796 in the years ended December 31, 2025, 2024, and 2023, respectively. These charges were included primarily in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The liability related to the restructuring activities was $178 and $0 as of December 31, 2025 and 2024, respectively, and was included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a rollforward of the restructuring liability:

	Employee	Other	Total
Liability balance as of December 31, 2022	$1,010	$182	$1,192
Expenses	3,429	367	3,796
Cash distributions	(3,535)	(549)	(4,084)
Liability balance as of December 31, 2023	904	—	904
Cash distributions and other adjustments	(904)	—	(904)
Liability balance as of December 31, 2024	—	—	—
Expenses	516	—	516
Cash distributions	(338)	—	(338)
Liability balance as of December 31, 2025	$178	$—	$178

12. Long-Term Debt Obligations

2021 Credit Agreement

In August 2021, the Company, as borrower, its subsidiaries, as guarantors, and Silicon Valley Bank (“SVB”), and the several other lenders thereto (collectively, the “Lenders”) entered into a credit agreement, as amended (the “2021 Credit Agreement”), providing for a term loan facility not to exceed $75,000 (the “Term Loan Facility”) and a revolving credit facility not to exceed $125,000 (the “Revolving Facility” and, together with the Term Loan Facility, the “Facilities”). In November 2024, the Company and the Lenders amended the 2021 Credit Agreement to allow for the issuance of the Convertible Preferred Stock, and to require the repayment of the Term Loan Facility within one business day of such issuance, among other terms. In August 2025, the Company and the Lenders amended the 2021 Credit Agreement to provide that so long as there are no outstanding borrowings under the Revolving Facility, the Consolidated Fixed Charge Coverage Ratio covenant shall not be tested for the fiscal quarter ended June 30, 2025. On October 31, 2025, the 2021 Credit Agreement was further amended (the “October 2025 Amendment”). The October 2025 Amendment reduced the Revolving Facility from $125,000 to $75,000, removed the Consolidated Fixed Charge Coverage Ratio covenant and added a minimum Consolidated Interest Coverage Ratio covenant, tested quarterly, that requires consolidated EBITDA for any period of four consecutive fiscal quarters to equal or exceed 300% of consolidated cash interest expense for such period, and a Consolidated Capital Expenditures covenant, which requires capital expenditures to be less than $50,000 during any 12-month period when loans under the Revolving Facility exceed $50,000. The Company paid an amendment fee of $113 in connection with the October 2025 Amendment.

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

The Company recorded debt issuance costs and related fees of $604 in connection with entering into the Term Loan Facility, which were recorded as a reduction of the carrying value of the Term Loan Facility on the Company’s consolidated balance sheets, and amortized to interest expense over the expected term of the Term Loan Facility. Upon repayment of the Term Loan Facility, the remaining balance of these debt issuance costs of $215 was recorded as a loss on debt extinguishment and included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. In connection with entering into the Revolving Facility, the Company recorded debt issuance costs and related fees of $1,223, which were recorded as other assets and are being amortized on a straight-line basis to interest expense through the maturity date of the Revolving Facility.

As of December 31, 2025 and 2024, the Company had no outstanding borrowings under the Term Loan Facility and the Revolving Facility.

13. Convertible Preferred Stock

On November 12, 2024, the Company entered into a subscription agreement (“Subscription Agreement”) with Avista Healthcare Partners III, L.P. (“Avista Onshore”) and AHP III Orchestra Holdings, L.P. (together with Avista Onshore, the Investors, and each an Investor and now related parties of the Company) pursuant to which the Investors purchased 130,000 shares of the Company’s newly-created Series A Convertible Preferred Stock, par value $0.0001 per share, for a purchase price of $1,000 per share, or aggregate gross proceeds of $130,000 to the Company, prior to deduction of commissions, fees and expenses (“Offering”). The net proceeds are used to fund strategic growth initiatives including, but not limited to, operating and commercial activities, clinical development programs, working capital, capital expenditures, debt repayment and for general corporate purposes. In addition, $25,479 of the net proceeds were used to fund the repurchase of an aggregate of 7,921,731 shares of Class A common stock from certain existing stockholders of the Company. See Note 14, Stockholders’ Equity.

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

Dividends

Holders of the Convertible Preferred Stock are entitled to a regular dividend at the rate of 8.0% per annum, compounding and payable quarterly in kind or in cash, at the Company’s election, subject to the 19.99% ownership limitations described below. Any accrued but unpaid dividends will become part of the liquidation preference of such share, as set forth in the Certificate of Designation. As of December 31, 2025, the Company had not paid any dividends in cash, and all such dividends had been accrued and added to the liquidation preference of each share.

Conversion and Cash-In-Lieu Payments

Pursuant to the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designation”), each share of Convertible Preferred Stock is initially convertible into 263.7358 shares of Class A common stock, subject to adjustment as provided therein. Until the Company received stockholder approval, as contemplated by Nasdaq listing rules, with respect to the issuance of shares of Class A common stock upon conversion of the Convertible Preferred Stock in excess of the limitations imposed by such rules (collectively, the “Ownership Limitations”), holders of the Convertible Preferred Stock (“Preferred Stockholders”) could not convert the Convertible Preferred Stock into a number of shares of Class A common stock in excess of 26,502,042 shares, which represented 19.99% of the outstanding shares of Class A common stock at the time of signing the Subscription Agreement, or to the extent such conversion would result in a Preferred Stockholder beneficially owning greater than 19.99% of the Company’s then-outstanding shares. During the second quarter of 2025, the Company’s shareholders approved the issuance of shares of Class A common stock upon conversion of the outstanding shares of Convertible Preferred Stock in excess of the Ownership Limitations. Consequently, the Company’s obligation to make certain cash-in-lieu payments in connection with a conversion of Convertible Preferred Stock that would otherwise have resulted in the issuance of shares of Class A common stock in excess of the Ownership Limitations is no longer applicable. These changes in contractual terms did not change the fair value of the Convertible Preferred Stock. As of December 31, 2025, Preferred Stockholders can convert the Convertible Preferred Stock into an aggregate of 37,507,755 shares of Class A common stock. The Convertible Preferred Stock remains convertible at the option of the Company after the second anniversary of issuance if the closing price of the Company’s Class A common stock equals or exceeds 200% of the conversion price for twenty trading days out of a period of thirty consecutive trading days.

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

The Company recorded the Convertible Preferred Stock at its fair value at the date of issuance, $130,000, net of issuance costs of $9,379, in the accompanying consolidated balance sheets and statements of redeemable convertible preferred stock and stockholders’ equity. The SEC’s Accounting Series Release No. 268 (ASR 268), which requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. The Convertible Preferred Stock is redeemable at the option of the holder, and accordingly the Company classified the Convertible Preferred Stock as mezzanine equity.

The Company recognizes changes in the redemption value of the Convertible Preferred Stock, which include accretion of the associated issuance costs and accrual of unpaid dividends using the effective interest method, over the period from the issuance date to the earliest redemption date, November 12, 2031. During the years ended December 31, 2025 and 2024, the Company increased the carrying value of the Convertible Preferred Stock by $11,370 and $1,798, respectively, which resulted in a corresponding decrease to additional paid-in-capital during the same periods.

14. Stockholders’ Equity

In November 2024, the Company repurchased 7,421,731 shares of Class A common stock from certain existing stockholders of the Company, including certain of its directors and their affiliates, at a price per share equal to $3.1597, which represents the 10-day trailing volume weighted average price of the Class A common stock as of market close on November 11, 2024, pursuant to stock repurchase agreements entered into on November 12, 2024 between the Company and such stockholders (“Stock Repurchase Agreements” and each stock repurchase thereunder, a “Repurchase”). Also in November 2024, the Company repurchased 500,000 shares of Class A common stock from an existing stockholder, an entity beneficially owned by a member of the Board of Directors of the Company, at a price per share equal to $4.057, which represents the 10-day trailing volume weighted average price of the Common Stock as of market close on November 26, 2024, pursuant to a stock repurchase agreement entered into on November 27, 2024 between the Company and such stockholder (“Additional Stock Repurchase Agreement”).

As of December 31, 2025 and 2024, the issued shares of Class A common stock include 728,548 treasury shares that were reacquired in connection with the redemption of redeemable shares in March 2019. The 7,921,731 shares of Class A common stock repurchased in November 2024 pursuant to the Stock Repurchase Agreements and the Additional Stock Repurchase Agreement were retired and returned to authorized and unissued status.

Each share of Class A common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. Class A common stockholders are entitled to receive dividends, as may be declared by the Board of Directors to the extent permissible under the 2021 Credit Agreement, as amended. Through December 31, 2025, no cash dividends have been declared or paid.

15. Share-Based Compensation

Stock Incentive Plans-the 2018 Plan

On November 28, 2018, the Board of Directors of the Company adopted, and on December 10, 2018, the Company’s stockholders approved, the Organogenesis 2018 Equity Incentive Plan (the “2018 Plan”). The purposes of the 2018 Plan are to provide long-term incentives and rewards to the Company’s employees, officers, directors and other key persons (including consultants), to attract and retain persons with the requisite experience and ability, and to more closely align the interests of such employees, officers, directors and other key persons with the interests of the Company’s stockholders.

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

During the years ended December 31, 2025, 2024, and 2023, the Company recorded stock-based compensation expense of $13,298, $10,578 and $8,996, respectively, primarily within selling, general and administrative expenses on the consolidated statements of operations and comprehensive income.

Restricted Stock Units (RSUs)

During the years ended December 31, 2025 and 2024, the Company granted 2,641,723 and 2,156,874 time-based restricted stock units to its employees, executives and members of the Board of Directors. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock.

The following table summarized the Company’s restricted stock units activities since December 31, 2024:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested at December 31, 2024	4,529,330	$3.40
Granted	2,641,723	$3.71
Vested	(1,640,260)	$3.75
Canceled/Forfeited	(40,531)	$3.25
Unvested at December 31, 2025	5,490,262	$3.44

As of December 31, 2025, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $10,442 and the weighted average remaining recognition period for unvested awards was 2.56 years.

Performance Share Units (PSUs)

In February 2025, the Company granted performance share units (“PSUs”) as part of its stock-based compensation program. The performance targets are measured independently for a three year period, where each annual tranche is tied to distinct performance metrics established for each applicable year. The annual performance targets are established during the first quarter of the applicable year. The PSUs vest annually based on the achievement of annual revenue growth as set forth in the applicable award agreement. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount. If the performance conditions are not met or are not expected to be met, recognized compensation expense associated with the grant will be reversed. The fair value of each PSU granted is the closing stock price on the date of grant and the PSUs are subject to a one-year vesting period. In addition to interim annual targets, the awards include a catch up provision whereby if, at the end of the three-year period, the Company achieves a certain average annual revenue compounded growth rate the entire performance share award will vest, regardless of the interim target performance.

The Company granted 198,900 PSUs to its executives in 2025, which represented the 2025 tranche of target award. On February 18, 2026, the Company’s board of directors confirmed that, as of December 31, 2025, the 2025 performance target was achieved at 200% performance vesting percentage, resulting in a performance adjustment of 198,900 shares.

The following table summarized the Company’s PSUs activities in 2025:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	—	$—
Granted (1)	198,900	3.53
Performance adjustment (2)	198,900	3.53
Vested	—	—
Canceled/Forfeited	—	—
Unvested at December 31, 2025	397,800	$3.53

(1)
Granted at target performance achievement.
(2)
Performance adjustments are adjustment to grants where the performance period has ended and actual performance is known.

As of December 31, 2025, there is no unrecognized compensation cost related to unvested PSUs expected to vest.

Stock Options

The stock options granted during the years ended December 31, 2025 and 2024 were 1,641,236 and 2,640,601, respectively. The assumptions that the Company used to determine the grant-date fair value of stock options granted during these periods are as follows, presented on a weighted-average basis:

	Year Ended
	December 31,
	2025	2024	2023

Risk-free interest rate	4.35%	4.27%	4.00%
Expected term (in years)	6.23	6.21	6.25
Expected volatility	50.00%	52.24%	51.00%
Expected dividend yield	0.0%	0.0%	0.0%
Underlying stock price	$3.56	$3.43	$2.47

These assumptions resulted in an estimated weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2025, 2024, and 2023 of $1.92, $1.89 and $1.32, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Options outstanding as of December 31, 2024	10,563,880	$4.74	7.26	$2,521
Granted	1,641,236	3.56
Exercised	(87,281)	2.30
Canceled /Forfeited	(153,045)	5.65
Options outstanding as of December 31, 2025	11,964,790	$4.49	6.75	$19,973
Options exercisable as of December 31, 2025	6,268,387	$5.45	5.59	$9,138
Options vested or expected to vest as of December 31, 2025	11,350,947	$4.55	6.66	$18,804

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $176, $3,044 and $0, respectively.

The total fair value of options vested during the years ended December 31, 2025, 2024 and 2023 was $4,921 , $4,136, and $3,117, respectively.

As of December 31, 2025, the total unrecognized stock compensation expense related to unvested options was $5,198 and is expected to be recognized over a weighted-average period of 2.32 years.

16. Segment Information

The Company offers a comprehensive portfolio of regenerative medicine products. The Company organizes its products into two product categories, AWC and SSM, which serve two adjacent markets. Many of the Company’s products are clinically interchangeable and certain products are categorized as both AWC and SSM products. The Company’s products all contain regenerative medicine technologies and have the same customers and target market, require similar raw materials and commercial infrastructure, and exist within the same regulatory environment.

The Company’s CODM is the Chief Executive Officer. The CODM reviews consolidated gross profit and operating results to assess the overall performance of the Company, and make decisions to allocate resources among the consolidated entity. The CODM uses both gross profit and net income for the consolidated entity in the annual budget and forecasting process, and considers budget-to-actual variances in gross profit and operating expenses on a quarterly basis when making decisions about the allocation of operating and capital resources to each predominant business activity (research and development, capital expenditure, and employee headcount and compensation).

Prior period segment expense amounts have been recast to reflect the method for allocating expenses to segments in the current period.

	Year Ended December 31,
	2025	2024	2023
Net product revenue	$563,030	$482,043	$433,140
Grant income	1,139	—	—
Less:
Cost of goods sold	137,522	115,741	106,481
Clinical expense	17,697	23,614	19,377
Sales and marketing	214,575	203,298	180,541
General and administrative	108,338	87,812	84,295
Other segment items (a)	49,005	50,717	37,501
Segment net income	37,032	861	4,945

Reconciliation of segment net income:
Reconciling items	—	—	—
Consolidated net income	$37,032	$861	$4,945

(a) Other segment items include: research and development related salary, payroll taxes and benefits, research and development related rent and other facilities expense, research and development related depreciation and amortization, write-down to fair value for asset held for sale, impairment of property and construction, write-down of capitalized internal-use software costs, other income (expense), net, and income tax expense (benefit).

17. Income Taxes

The components of the income tax expense (benefit) consisted of the following for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Income tax expense (benefit):
Current tax expense (benefit)
Federal	$(2,553)	$5,127	$1,275
State	2,984	1,913	2,157
Foreign	7	11	3
Total current tax expense	438	7,051	3,435
Deferred tax expense (benefit)
Federal	7,325	(8,193)	3,311
State	2,175	(2,553)	(1,312)
Foreign	—	27	13
Total deferred tax expense (benefit)	9,500	(10,719)	2,012
Total income tax expense (benefit)	$9,938	$(3,668)	$5,447

On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. The Company determined that its net U.S. deferred tax assets did not require a valuation allowance as of December 31, 2024. As of December 31, 2025, the Company has established a valuation allowance on certain state research and development tax credits totaling $1,267, which the Company believes will more likely than not expire unutilized.

As of December 31, 2025, the Company had federal net operating loss carry-forwards of approximately $19,603, which do not expire. As of December 31, 2025, the Company had state net operating loss carry-forwards of approximately $16,270, expiring in the years 2027 through 2038. The Company had federal and state research and development tax credits of approximately $3,273 and $1,267, expiring in the years 2044 and 2038, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Net operating loss carryforwards
Federal	$4,117	$—
State	908	489
Capitalized research and development	882	24,250
Operating leases	15,023	10,326
Property and equipment	3,148	4,084
Tax credit carryforwards	4,539	1,078
Stock-based compensation	3,402	2,661
Other	13,849	7,107
Net deferred tax assets before valuation allowance	45,868	49,995
Valuation allowance	(1,267)	—
Right-of-use assets	(13,978)	(9,251)
Intangibles	(661)	(1,282)
Net deferred tax assets	$29,962	$39,462

The Company has not recorded withholding taxes on the undistributed earnings of its Swiss subsidiary because it is the Company’s intent to reinvest such earnings indefinitely.

Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating losses and research and development tax credit carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years. The Company completed an analysis in 2024 and determined that it had not experienced an ownership change during the periods 2001 through 2024.

For the year ended December 31, 2025, the Company adopted ASU 2023-09 on a prospective basis. The following table is a reconciliation of the U.S. federal statutory rate of 21.0% to the effective tax rate for the year ended December 31, 2025, in accordance with ASU 2023-09:

	December 31, 2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$9,864	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	4,533	9.7%
Foreign Tax Effects	—	—
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—
Effect of Cross-Border Tax Laws	—	—
Tax Credits:
Research and development tax credits	(7,308)	(15.6%)
Changes in Valuation Allowances	—	—
Nontaxable or Nondeductible Items:
Executive Compensation	1,875	4.0%
Others	708	1.5%
Changes in Unrecognized Tax Benefits	151	0.3%
Other Adjustments	115	0.3%
Income tax expense and effective tax rate	$9,938	21.2%

(a) State taxes in Massachusetts, Maryland, Florida and West Virginia made up the majority (greater than 50 percent) of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory tax rate of 21.0% to the effective tax rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09:

	December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Federal valuation allowance	0.0%	0.0%
State valuation allowance	0.0%	0.0%
Return to provision and other adjustments	34.1%	(1.4%)
Prior period correction	0.0%	0.0%
Executive compensation limited by 162(m)	(24.8%)	12.0%
State and local income taxes	3.8%	8.8%
Meals and entertainment	(3.8%)	5.9%
Nondeductible lobbying expenses	(6.4%)	1.7%
Stock-based compensation	11.8%	1.3%
Foreign rate differential	0.4%	(0.1%)
Uncertain tax position reserves	22.1%	0.7%
Nondeductible fringe benefits	(4.5%)	1.0%
State credits	0.0%	1.1%
Other nondeductible expenses	(0.9%)	0.4%
Research and development credits	147.9%	0.0%
Nondeductible transaction costs	(70.2%)	0.0%
Effective income tax rate	130.5%	52.4%

Income taxes paid, net of refunds received, consisted of the following for the year ended December 31, 2025:

Federal	$1,562
State:
Maryland	531
California	433
West Virginia	278
Other	2,542
Total income taxes paid	$5,346

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits is $1,522, $2,030 and $2,837, as of December 31, 2025, 2024, and 2023, respectively.

A tabular roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Year Ended December 31,
	2025	2024	2023
Gross balance at beginning of year	$873	$1,619	$1,632
Additions based on tax positions related to the current period	239	—	113
Reductions for tax positions of prior years	(51)	(746)	(126)
Gross balance at end of year	$1,061	$873	$1,619

The Company files income tax returns in the United States federal and state jurisdictions and Switzerland. With limited exceptions, the Company is no longer subject to federal, state, local or foreign examinations for years prior to December 31, 2021. However, carryforward attributes that were generated prior to December 31, 2021 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

The Company recognizes interest and penalty-related expenses in tax expenses. The Company recorded $218 and $11 of interest for uncertain tax positions for the years ended December 31, 2025 and 2024, respectively, which is classified in accrued expenses and other current liabilities in the consolidated balance sheets. These amounts are not reflected in the reconciliation above.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact to the Company’s income tax expense or effective tax rate for the year ended December 31, 2025, and the deferred tax balances have been adjusted to reflect the impacts of the OBBBA enactment.

18. Earnings (Loss) per Share (EPS)

The computation of basic and diluted EPS attributable to the Class A common stockholders was as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$37,032	$861	$4,945
Accretion of Convertible Preferred Stock to redemption value	(540)	(412)	—
Cumulative dividend on Convertible Preferred Stock	(10,830)	(1,386)	—
Undistributed earnings (loss)	25,662	(937)	4,945
Undistributed earnings allocated to participating redeemable convertible preferred stock	(5,640)	—	—
Net income (loss) attributable to common stockholders	$20,022	$(937)	$4,945
Denominator:
Weighted average common shares outstanding —basic	126,738,136	131,673,278	131,231,317
Dilutive effect of RSUs	1,885,566	—	710,813
Dilutive effect of options	1,525,260	—	804,597
Dilutive effect of PSUs	99,450	—	—
Weighted-average common shares outstanding—diluted	130,248,412	131,673,278	132,746,727
Earnings (loss) per share—basic	$0.16	$(0.01)	$0.04
Earnings (loss) per share—diluted	$0.15	$(0.01)	$0.04

For the years ended December 31, 2025, 2024, and 2023, outstanding stock-based awards of 6,482,762, 15,092,510 and 3,147,503, respectively, were excluded from the diluted EPS calculation as they were anti-dilutive. For the years ended December 31, 2025 and 2024, 37,507,755 and 25,133,474, respectively, shares of common stock available upon conversion of Convertible Preferred Stock were excluded from the diluted EPS calculation as they were anti-dilutive.

19. Leases

The Company’s leases consist primarily of real estate, equipment and vehicle leases.

The Company leases real estate for office, lab, warehouse and production space under noncancelable leases that expire at various dates through 2041, subject to the Company’s options to terminate or renew certain leases for an additional two to ten years.

The Company leases vehicles under operating leases for certain employees and has fleet services agreements for service on these vehicles. The minimum lease term for each newly leased vehicle is 367 days with renewal options. The Company may terminate the vehicle lease after the minimum lease term upon thirty days’ prior notice.

The Company also leases other equipment under noncancelable operating leases that expire at various dates through 2028, and certain equipment required for its cleanroom facilities under finance leases that expire in 2028.

On January 1, 2013, the Company entered into finance lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC (subsequently, Dan Road Associates, LLC) and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts (the “Related-Party Leases”). 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also directors, former directors and / or stockholders of the Company.

In August 2021, the Company purchased the building (the “275 Dan Road Building”) under the lease with 275 Dan Road SPE, LLC for $6,013 and the lease was terminated. The Company recorded an asset of $4,943 to buildings within property and equipment, net, on the accompanying consolidated balance sheets. See Note 8, Property and Equipment, Net.

The remaining three Related-Party Leases were set to terminate on December 31, 2022 and each contained a renewal option for a five-year period. In November 2021, the Company exercised the option to extend the leases for an additional five years through December 2027, and at such time, remeasured the right of use assets and lease liabilities associated with the operating leases. In December 2025, the Company entered into separate first amendments to lease agreements with 65 Dan Road SPE, LLC and Dan Road Associates, LLC (the “2025 Lease Amendments). The 2025 Lease Amendments extend the lease term of each lease for five years to December 31, 2032. Rental rate for 2028 will be the greater of (i) 103% of the 2027 rental rate, or (ii) the fair market rental rate as of January 1, 2028 to be determined by July 1, 2027, and rental rate will increase 3% annually thereafter. The Company remeasured the right of use assets and lease liabilities based on the market rental rate on the date of remeasurement resulting in aggregate increase in right of use assets and lease liabilities of $24,211. The classification for these leases did not change. The 2025 Lease Amendments provide an additional renewal option under each lease for an additional two-year term ending on December 31, 2034, which are not considered probable of exercise.

In November 2024, the Company entered into a lease for a facility in Smithfield, Rhode Island, comprising manufacturing and office space (“Smithfield Facility”). The initial lease term is approximately sixteen years, with two ten-year renewal options, not considered probable of exercise at lease inception, and a right of first offer to purchase the Smithfield Facility in the event that its owner markets it for sale. On April 29, 2025, the Company entered into definitive agreements related to certain state and local tax incentives for its Smithfield Facility and, as a result, the Company no longer has the unilateral right to terminate the lease. The total undiscounted minimum lease payments are $102,645, and the Company is entitled to a tenant improvement allowance of up to $18,376 for its build out of the manufacturing space. The lease of the office space commenced at lease inception, and in connection therewith, the Company recorded a operating right-of-use asset and associated lease liability of $3,425. The build out of the manufacturing space will be completed in two phases and these two phases are accounted for as two separate lease components. Phase 1 of the build-out was substantially completed and the associated lease component commenced in December 2025. Phase 2 of the build-out is expected to be completed in 2027. Tenant improvements for the manufacturing space are lessor-owned assets. Prepaid rent assets associated with Phase 1 of $17,054 were reclassified to the finance right-of-use asset on its commencement date. Prepaid rent assets associated with Phase 2 totaled $8,451 and is included in other assets in the accompanying consolidated balance sheets at December 31, 2025. The Company recorded a finance lease right-of-use asset of $27,976 and associated lease liability of $18,894 on the commencement date of Phase 1.

During the year ended December 31, 2023, the Company terminated an existing agreement for the rental of certain medical garments. The Company recorded a loss of $559 in connection with the lease termination.

The components of lease cost were as follows:

	Classification	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Finance lease
Amortization of right-of-use assets	COGS and SG&A	$1,196	$1,151	$479
Interest on lease liabilities	Interest Expense	162	197	137
Total finance lease cost		1,358	1,348	616
Operating lease cost	COGS, R&D, SG&A	10,211	9,474	10,052
Short-term lease cost	COGS, R&D, SG&A	3,241	2,893	2,921
Variable lease cost	COGS, R&D, SG&A	8,387	6,615	5,595
Total lease cost		$23,197	$20,330	$19,184

Supplemental balance sheet information related to finance leases was as follows:

	December 31,	December 31,
	2025	2024
Property and equipment, gross	$34,043	$3,454
Accumulated depreciation	(2,827)	(1,631)
Property and equipment, net	$31,216	$1,823

Current portion of finance lease obligations	$9,435	$1,170
Finance lease obligations, net of current portion	12,788	718
Total finance lease liabilities	$22,223	$1,888

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,287	$14,962	$10,401
Operating cash flows for finance leases	$162	$197	$137
Financing cash flows for finance leases	$1,171	$1,081	$485

	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term
Finance leases	13.46	1.58
Operating leases	7.16	7.04

	December 31,	December 31,
	2025	2024
Weighted-average discount rate
Finance leases	6.21%	7.91%
Operating leases	4.94%	4.91%

As of December 31, 2025, the maturities of lease liabilities were as follows:

	Operating leases	Finance leases
2026	11,673	10,262
2027	10,145	2,481
2028	8,806	1,464
2029	9,057	985
2030	9,325	1,014
Thereafter	22,655	12,553
Total lease payments	71,661	28,759
Less: interest	(11,747)	(6,536)
Total lease liabilities	$59,914	$22,223

The undiscounted minimum future lease payments for Phase 2 of the Smithfield Facility totaled $78,361 as of December 31, 2025. Phase 2 of the build-out is expected to be completed in 2027, at which time the associated lease component is expected to commence.

20. Commitments and Contingencies

License and Manufacturing Agreement

In November 2023, the Company entered into a trademark license and manufacturing agreement with Vivex Biologics, Inc. (“Vivex”) to sell its CYGNUS Dual (“Dual”) and CYGNUS Matrix (“Matrix”) products, with the option to license the VIA Matrix (VIA) products. In March 2024, the Company exercised the option to license VIA, and accordingly in July 2024, entered into the first amendment to the trademark license and manufacturing agreement (together with the original agreement, the Vivex Agreement).

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

The Company recorded $5,000 for the payment of the upfront licensing fee and $5,000 for the payment of the VIA option and milestone within prepaid and other current assets and other assets. These amounts are recognized as expense on a straight-line basis over the estimated life of the arrangement, which the Company determined to be three years, commensurate with the initial term of the contract. As of December 31, 2025 and 2024, $3,158 and $3,158 is recorded in prepaid and other current assets and $0 and $3,158 is recorded in other assets, respectively, in the accompanying consolidated balance sheets for the upfront licensing fees and milestone payment.

Royalties

The Company entered into a license agreement with a university for certain patent rights related to the development, use and production of one of its advanced wound care products. Under this agreement, the Company incurred a royalty based on a percentage of net product sales, for the use of these patents until the patents expired, which was in November 2006. In December 2024, the Company no longer contractually owed the royalties of $1,187 it had accrued, and accordingly at such time recorded an adjustment of $(1,187) in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. There was no royalty expense incurred during the years ended December 31, 2025 and 2023, related to this agreement.

In October 2017, the Company entered into a license agreement with a third party. Under the license agreement, the Company is required to pay royalties based on a percentage of net sales of the licensed product that occur, after December 31, 2017, through the expiration of the underlying patent in October 2026, subject to minimum royalty payment provisions.

The Company recorded $16,359, $24,736, and $5,456 in total royalty expense for the years ended December 31, 2025, 2024, and 2023, respectively, within selling, general and administrative expenses on the consolidated statements of operations and comprehensive income.

Legal Matters

In conducting its activities, the Company, from time to time, is subject to various claims and also has claims against others. In management’s opinion, the ultimate resolution of such claims would not have a material effect on the financial position, operating results or cash flows of the Company. The Company accrues for these claims when amounts due are probable and estimable.

Other Commitments

As of December 31, 2025, we had commitments totaling $12,330 that are legally binding and enforceable. These commitments include purchase obligations for goods and services.

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

22. Employee Benefit Plan

The Company maintains a 401(k) Savings Plan (the "Plan") for the United States employees. Under the Plan, eligible employees may contribute, subject to statutory limitations, a percentage of their salary to the Plan. Contributions made by the Company are made at the discretion of the Board of Directors and vest immediately. During the years ended December 31, 2025, 2024, and 2023, the Company made employer contributions of $7,976, $6,885 and $7,430, respectively.