Form 10-Q
period 2026-03-31
Organogenesis Holdings Inc.
filed 2026-05-07
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of shares of the registrant’s Class A common stock outstanding as of April 30, 2026 was 128,674,548.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. These statements may relate to, but are not limited to, expectations of our future results of operations, business strategies and operations, financing plans, potential growth opportunities, clinical development and commercialization of our product candidates, potential market opportunities and the effects of competition, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Form 10-Q and in “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) after the date of this Form 10-Q.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “the Company,” “Organogenesis” and “ORGO” will refer to Organogenesis Holdings Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$91,379	$93,679
Restricted cash	720	652
Accounts receivable, net	116,908	217,451
Inventories, net	28,425	29,627
Asset held for sale	2,425	2,425
Prepaid expenses and other current assets	28,644	18,354
Total current assets	268,501	362,188
Property and equipment, net	104,078	103,711
Intangible assets, net	3,437	9,145
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	53,742	55,749
Deferred tax asset, net	45,333	29,962
Other assets	16,129	9,203
Total assets	$519,992	$598,730

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Current portion of finance lease obligations	$508	$9,435
Current portion of operating lease obligations - related party	4,451	4,258
Current portion of operating lease obligations	4,764	4,949
Accounts payable	28,615	31,949
Accrued expenses and other current liabilities	37,683	49,533
Total current liabilities	76,021	100,124
Finance lease obligations, net of current portion	12,358	12,788
Operating lease obligations, net of current portion - related party	26,993	28,237
Operating lease obligations, net of current portion	21,787	22,470
Other liabilities	1,486	1,193
Total liabilities	138,645	164,812

Commitments and contingencies (Note 15)

Series A redeemable convertible preferred stock, $0.0001 par value; 130,000 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025; liquidation preference of $145,061 and $142,217 at March 31, 2026 and December 31, 2025, respectively.	136,792	133,789

Stockholders’ equity:
Preferred stock, $0.0001 par value; 870,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 129,403,096 and 127,680,424 shares issued; 128,674,548 and 126,951,876 shares outstanding at March 31, 2026 and December 31, 2025, respectively.	13	13
Additional paid-in capital	300,776	303,194
Accumulated deficit	(56,234)	(3,078)
Total stockholders’ equity	244,555	300,129
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$519,992	$598,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Net product revenue	$36,250	$86,693
Grant income	978	—
Total revenue	37,228	86,693
Operating expenses:
Cost of goods sold	25,772	23,723
Selling, general and administrative	65,186	72,509
Research and development	15,161	10,640
Write-down to fair value for asset held for sale	—	6,567
Total operating expenses	106,119	113,439
Loss from operations	(68,891)	(26,746)
Other income, net:
Interest income, net	380	961
Other income, net	38	2
Total other income, net	418	963
Net loss before income taxes	(68,473)	(25,783)
Income tax benefit	15,317	6,940
Net loss and comprehensive loss	(53,156)	(18,843)
Accretion of redeemable convertible preferred stock to redemption value	(159)	(121)
Cumulative dividend on redeemable convertible preferred stock	(2,844)	(2,627)
Net loss attributable to common stockholders	$(56,159)	$(21,591)
Net loss, per share:
Basic and diluted	$(0.44)	$(0.17)
Weighted-average common shares outstanding
Basic and diluted	127,797,013	126,295,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share amounts)

					Additional
	Redeemable Convertible Preferred Stock		Common Stock		Paid-in		Accumulated	Total
	Shares	Amount	Shares	Amount	Capital		Deficit	Stockholders’ Equity
Balance as of December 31, 2025	130,000	$133,789	126,951,876	$13	$303,194	$—	$(3,078)	$300,129
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	3,003	—	—	(3,003)		—	(3,003)
Vesting of RSUs and PSUs, net of shares surrendered to pay taxes	—	—	1,722,672	—	(3,051)		—	(3,051)
Stock-based compensation expense	—	—	—	—	3,636		—	3,636
Net loss	—	—	—	—	—		(53,156)	(53,156)
Balance as of March 31, 2026	130,000	$136,792	128,674,548	$13	$300,776		$(56,234)	$244,555

					Additional
	Redeemable Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2024	130,000	$122,419	125,730,236	$13	$302,994	$(40,110)	$262,897
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	2,748	—	—	(2,748)	—	(2,748)
Exercise of stock options	—	—	20,016	—	25	—	25
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	1,103,284	—	(1,796)	—	(1,796)
Stock-based compensation expense	—	—	—	—	3,367	—	3,367
Net loss	—	—	—	—	—	(18,843)	(18,843)
Balance as of March 31, 2025	130,000	$125,167	126,853,536	$13	$301,842	$(58,953)	$242,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(53,156)	$(18,843)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,174	3,444
Amortization of intangible assets	5,708	842
Reduction in the carrying value of right-of-use assets	2,488	1,997
Non-cash interest expense	91	69
Deferred tax benefit	(15,371)	(1,266)
Provision (adjustment) recorded for credit losses	(3,959)	873
Loss on disposal of property and equipment	-	19
Adjustment for excess and obsolete inventories	6,990	3,709
Stock-based compensation	3,636	3,367
Write-down to fair value for asset held for sale	—	6,567
Changes in operating assets and liabilities:
Accounts receivable	104,502	5,668
Inventories	(8,730)	(8,732)
Prepaid expenses and other current assets and other assets	(1,655)	(5,123)
Operating leases	(2,400)	(2,037)
Accounts payable	(2,003)	(2,496)
Accrued expenses and other current liabilities	(19,481)	(7,993)
Other liabilities	293	—
Net cash provided by (used in) operating activities	21,127	(19,935)
Cash flows from investing activities:
Purchases of property and equipment	(3,146)	(3,626)
Net cash used in investing activities	(3,146)	(3,626)
Cash flows from financing activities:
Landlord assets under construction, net of tenant allowance	(7,322)	—
Payments of withholding taxes in connection with RSUs vesting	(3,051)	(1,796)
Proceeds from the exercise of stock options	-	25
Principal repayments of finance lease obligations	(9,840)	(285)
Net cash used in financing activities	(20,213)	(2,056)
Change in cash, cash equivalents and restricted cash	(2,232)	(25,617)
Cash, cash equivalents, and restricted cash, beginning of period	94,331	136,151
Cash, cash equivalents, and restricted cash, end of period	$92,099	$110,534
Supplemental disclosure of non-cash investing and financing activities:
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	$3,003	$2,748
Changes in purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$39	$172
Right-of-use assets obtained through finance lease obligations	$483	$—
Landlord asset additions included in accounts payable and accrued expenses and other current liabilities, net of tenant allowances	$4,067	$—
Right-of-use assets obtained through operating lease obligations	$-	$1,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of Business and Basis of Presentation

Organogenesis Holdings Inc. (“ORGO” or the “Company”) is a leading regenerative medicine and tissue innovations company focused on empowering healing through the development, manufacturing, and sale of product solutions for the advanced wound care, and surgical and sports medicine markets. Several of the existing and pipeline products in the Company’s portfolio have Premarket Application (“PMA”) approval, or Premarket Notification 510(k) clearance from the United States Food and Drug Administration (“FDA”). The Company’s customers include hospitals, wound care centers, government facilities, ambulatory surgery centers (“ASCs”) and physician offices. The Company has one operating and reportable segment.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 26, 2026 (the “Annual Report”). The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future years or periods.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

These unaudited condensed consolidated financial statements include the accounts and results of operations of Organogenesis Holdings Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards has had or may have a material impact on its condensed consolidated financial statements or disclosures.

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

Recently Adopted Accounting Pronouncement

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. The Company adopted ASU 2025-05 for the fiscal year and interim period beginning January 1, 2026 and elected the practical expedient. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock Entities. This standard requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. This guidance applies to preferred stock classified as equity, including preferred stock that is classified as temporary equity. The standard is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2026-01 on its consolidated financial statements and related disclosures.

3. Net Product Revenue

The following tables set forth net product revenue by product category:

	Three Months Ended March 31,
	2026	2025
Advanced Wound Care	$29,482	$79,927
Surgical & Sports Medicine	6,768	6,766
Total net product revenue	$36,250	$86,693

For all periods presented, net product revenue generated outside the United States represented less than 1% of total net product revenue.

4. Accounts Receivable, Net

Accounts receivable consisted of the following:

	March 31,	December 31,
	2026	2025
Accounts receivable	$131,271	$246,463
Less — allowance for credit losses	(11,488)	(16,089)
Less — product return reserves	(2,875)	(12,923)
	$116,908	$217,451

The Company’s allowance for credit losses is comprised of the following:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$16,089	$9,576
Additions (adjustments)	(3,959)	873
Write-offs	(642)	(1,381)
Balance at end of period	$11,488	$9,068

5. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$14,527	$14,339
Work in process	962	1,265
Finished goods	12,936	14,023
	$28,425	$29,627

6. Asset Held for Sale

During the first quarter of 2025, the Company listed a building for sale, located on the Company’s Canton, Massachusetts campus, and commenced actions to complete the sale within twelve months. Certain events and circumstances, which were beyond the Company’s control, extended the period of time required to sell the asset beyond one year.

During the first quarter of 2025, the Company reclassified the building as an asset held for sale and recognized a $6,567 write-down to adjust the carrying value of the building held for sale to its estimated fair market value based on observable market conditions, net of the estimated costs to sell, on the condensed consolidated statements of operations and comprehensive loss. The Company recorded additional write-downs during 2025 of $4,608 due to changes in the market for this property. Management determined that the planned sale does not represent a strategic shift having a major effect on the Company’s operations and financial results and therefore did not meet the criteria for classification as discontinued operations. The Company assesses the fair value of the asset held for sale at each reporting period until the asset is no longer classified as held for sale. The Company is actively marketing this asset for sale and did not record any further write-down to fair value during the three months ended March 31, 2026.

7. Long-Lived Assets and Goodwill

Long-Lived Assets

The Company reviews long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the first quarter of 2026, the Company concluded impairment triggers had occurred for its company-wide asset group as a result of a decline in the Company’s market capitalization combined with recent weakened financial performance. The Company performed an impairment review in accordance with ASC 360, Property, Plant and Equipment. The Company did not record any impairment related to this asset group because the carrying value of the asset group is recoverable based on the review. During the first quarter of 2025, the Company did not identify factors that constituted an impairment trigger relating to its company-wide asset group, and accordingly, there was no impairment related to its company-wide asset group.

Goodwill

Goodwill is tested for impairment at least annually (as of December 31), or more frequently if events or circumstances indicate the carrying value may no longer be recoverable. During the first quarter of 2026, the Company identified factors, including a decline in the Company’s market capitalization combined with recent weakened financial performance, that constituted an impairment trigger relating to its goodwill. At March 31, 2026, the Company performed a quantitative analysis, and used its market capitalization to approximate the fair value of the reporting unit. The fair value of the reporting unit exceeded its carrying value at March 31, 2026, and accordingly, the Company did not record any impairment on its goodwill. During the first quarter of 2025, the Company did not identify factors that constituted an impairment trigger relating to its reporting unit and did not record any impairment relating to its goodwill.

8. Restructuring

The Company committed to a restructuring plan in March 2026 to restructure its workforce and close its operations in the St. Petersburg, Florida facility to increase productivity and enhance profitability. These restructuring activities reduced the Company’s headcount by 88 employees, or approximately 10% of all employees. The Company incurred a total charge of $8,781 in the three months ended March 31, 2026 in connection with these restructuring activities, primarily consisting of severance and other employee termination benefits of $2,846, and write-down of intangible assets of $4,923 and write-down of inventories of $1,012 related to the facility closure. These charges were included primarily in cost of goods sold and selling, general and administrative expenses (including write-down of intangible assets) in the condensed consolidated statements of operations and comprehensive loss. The Company expects to pay accrued restructuring costs primarily through 2026.

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The movements in the restructuring liability principally consist of severance payments.

Employee
Liability balance as of December 31, 2025	$178
Expenses	2,846
Cash disbursements	(140)
Liability balance as of March 31, 2026	$2,884

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

As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Revolving Facility, which will expire on August 6, 2026.

10. Convertible Preferred Stock

The Company recognizes changes in the redemption value of the Convertible Preferred Stock, which include accretion of the associated issuance costs and accrual of unpaid dividends using the effective interest method, over the period from the issuance date to the earliest redemption date, November 12, 2031. Any accrued but unpaid dividends will become part of the liquidation preference of the Convertible Preferred Stock, as set forth in the Certificate of Designation. As of March 31, 2026, the Company had not paid any dividends in cash, and all such dividends had been accrued and added to the liquidation preference of the Convertible Preferred Stock. During the three months ended March 31, 2026 and 2025, the Company increased the carrying value of the Convertible Preferred Stock by $3,003 and $2,748, respectively, which resulted in a corresponding decrease to additional paid-in-capital during the same period.

11. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was $3,636 and $3,367 for the three months ended March 31, 2026 and 2025, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Restricted Stock Units (RSUs)

The Company granted 2,298,160 and 1,853,844 time-based restricted stock units to its employees, executives and members of the Board of Directors in the three months ended March 31, 2026 and 2025, respectively. Each restricted stock unit represents the contingent right to receive one share of the Company’s Class A common stock. A majority of the restricted stock units will vest in four equal annual installments. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant.

The activity of restricted stock units is set forth below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2025	5,490,262	$3.44
Granted	2,298,160	3.84
Vested	(2,134,977)	3.56
Canceled/Forfeited	(7,715)	2.97
Unvested at March 31, 2026	5,645,730	$3.56

As of March 31, 2026, the total unrecognized compensation cost related to unvested restricted stock units expected to vest was $19,087 and the weighted average remaining recognition period for unvested awards was 2.89 years.

Performance Share Units (PSUs)

In the three months ended March 31, 2026 and 2025, the Company granted performance share units (“PSUs”) as part of its stock-based compensation program. The performance targets are measured independently for a three-year period, where each annual tranche is tied to distinct performance metrics established for each applicable year. The annual performance targets are established during the first quarter of the applicable year. The PSUs vest annually based on the achievement of annual revenue growth as set forth in the applicable award agreement. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount. Stock-based compensation expense is recognized from the grant date through the vesting period based on management's estimates of the probability of performance conditions being achieved. If the performance conditions are not met or are not expected to be met, recognized compensation expense associated with the grant will be reversed. The fair value of each PSU granted is the closing stock price on the date of grant. In addition to interim annual targets, the awards include a catch-up provision whereby if, at the end of the three-year period, the Company achieves a certain average annual revenue compounded growth rate, the entire performance share award will vest, regardless of the interim target performance.

The activity of PSUs is set forth below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2025	397,800	$3.53
Granted (1)	416,356	2.47
Vested	(397,800)	3.53
Unvested at March 31, 2026	416,356	$2.47

(1)
Granted at target performance achievement.

As of March 31, 2026, the total unrecognized compensation cost related to unvested PSUs expected to vest was $1,019 and the weighted average remaining recognition period for unvested awards was 2.4 years.

Stock Options

The stock options granted during the three months ended March 31, 2026 and 2025 were 1,105,565 and 1,558,694, respectively.

The following table summarizes the Company’s stock option activity since December 31, 2025:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding as of December 31, 2025	11,964,790	$4.49	6.75	$19,973
Granted	1,105,565	3.84
Canceled/Forfeited	(2,909)	7.88
Options outstanding as of March 31, 2026	13,067,446	$4.43	6.79	$72
Options exercisable as of March 31, 2026	8,461,786	$4.98	5.89	$49
Options vested or expected to vest as of March 31, 2026	13,010,173	$4.42	6.80	$39

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that have exercise prices lower than the fair value of the Company’s Class A common stock.

The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2026 and 2025 was $2.25 and $1.89, respectively. The total fair value of options vested during the three months ended March 31, 2026 and 2025 was $4,460 and $4,884, respectively.

As of March 31, 2026, the total unrecognized stock compensation expense related to unvested options was $7,587 and was expected to be recognized over a weighted-average period of 2.72 years.

12. Loss per Share

The computation of basic and diluted EPS attributable to the Class A common stockholders was as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(53,156)	$(18,843)
Accretion of redeemable convertible preferred stock to redemption value	(159)	(121)
Cumulative dividend on redeemable convertible preferred stock	(2,844)	(2,627)
Net loss attributable to common stockholders	$(56,159)	$(21,591)
Denominator:
Weighted-average common shares outstanding — basic and diluted	127,797,013	126,295,642
Net loss per share—basic and diluted	$(0.44)	$(0.17)

For the three months ended March 31, 2026 and 2025, outstanding stock-based awards of 19,129,532 and 17,079,075, respectively, were excluded from the diluted EPS calculation as they were anti-dilutive. For the three months ended March 31, 2026 and 2025, 38,257,910 and 25,358,022, shares of common stock, respectively, available upon conversion of Convertible Preferred Stock were excluded from the diluted EPS calculation as they were anti-dilutive.

13. Leases

The Company’s leases consist primarily of real estate, equipment, and vehicle leases.

On January 1, 2013, the Company entered into lease arrangements with 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC for office and laboratory space in Canton, Massachusetts (the “Related-Party Leases”). 65 Dan Road SPE, LLC, 85 Dan Road Associates, LLC, Dan Road Equity I, LLC and 275 Dan Road SPE, LLC are related parties as the owners of these entities are also directors, former directors and/or stockholders of the Company. In August 2021, the Company purchased the 275 Dan Road property. The remaining three Related-Party Leases were subsequently renewed with various expiration dates through December 31, 2032.

In November 2024, the Company entered into a lease for a facility in Smithfield, Rhode Island, comprising manufacturing and office space (the “Smithfield Facility”). The initial lease term is approximately sixteen years. The undiscounted minimum lease payments are $102,645, and the Company is entitled to a tenant improvement allowance of up to $18,376 for its planned build out of the manufacturing space. The lease of the office space commenced at lease inception. The build out of the manufacturing space will be completed in two phases. Phase 1 of the build-out was substantially completed and the associated lease component commenced in December 2025. Phase 2 of the build-out is expected to be completed in 2027.

14. Segment Information

The Company’s performance is reported in one segment. During 2026, there have been no changes to the Company’s basis of segmentation or in the basis of measurement of segment income (loss).

	Three months ended March 31,
	2026	2025
Net product revenue	$36,250	$86,693
Grant income	978	—
Less:
Cost of goods sold	25,772	23,723
Clinical expense	5,062	4,027
Sales and marketing	38,096	48,033
General and administrative	21,382	23,634
Other segment items (a)	72	6,119
Segment net loss	(53,156)	(18,843)

Reconciliation of segment net loss:
Reconciling items	—	—
Consolidated net loss	$(53,156)	$(18,843)

(a) Other segment items include: research and development related severance, salary, payroll taxes and benefits, research and development related rent and other facilities expense, research and development related depreciation and amortization, write-down to fair value for asset held for sale, other income, net, and income tax benefit.

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

The Company recorded total royalty expense of $472 and $5,022 during the three months ended March 31, 2026 and 2025, respectively, within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

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

17. Taxes

Our U.S. provision for income tax benefit for the three months ended March 31, 2026 and 2025 relates to tax benefit associated with pre-tax loss. The Company’s wholly-owned Swiss subsidiary, Organogenesis GmbH, is subject to taxation in Switzerland and has a transfer pricing arrangement in place with Organogenesis Inc., its U.S. parent.

The income tax rate for the three months ended March 31, 2026 was 22%, an increase from the U.S. statutory rate of 21% primarily due to research and development tax credit incentives and state and local income taxes, partially offset by tax adjustments related to executive compensation and other nondeductible expenses. The income tax benefit for the three months ended March 31, 2026 and 2025 was $15,317 and $6,940, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026. Please refer to our cautionary note regarding forward-looking statements on page 3 of this Form 10-Q, which is incorporated herein by this reference.

Unless the context otherwise requires, for purposes of this section, the terms “we,” “us,” “our,” “the Company,” “Organogenesis” and “ORGO” will refer to Organogenesis Holdings Inc. and its subsidiaries as they currently exist.

Overview

Organogenesis is a leading regenerative medicine and tissue innovations company focused on empowering healing through the development, manufacturing, and sale of product solutions for the advanced wound care and surgical and sports medicine markets. Our products have been shown through clinical and scientific studies to support and in some cases accelerate tissue healing and improve patient outcomes. We are advancing the standard of care in each phase of the healing process through multiple breakthroughs in tissue engineering and cell therapy. Our solutions address large and growing markets driven by aging demographics and increases in comorbidities such as diabetes, obesity, cardiovascular and peripheral vascular disease. We offer our differentiated products and in-house customer support to a wide range of health care customers including hospitals, wound care centers, government facilities, ASCs and physician offices. Our mission is to advance healing and recovery beyond expectations.

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

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our Advanced Wound Care products include Apligraf for the treatment of VLUs and DFUs; Dermagraft for the treatment of DFUs (manufacturing and distribution currently suspended pending transition to our new manufacturing facility in Smithfield, RI); PuraPly AM and PuraPly XT as antimicrobial barriers and native, cross-linked extracellular matrix (“ECM”) scaffold for a broad variety of wound types; CYGNUS Matrix as a dehydrated placental allograft that promotes an optimal environment for wound healing; Affinity and NuShield as placental allografts to address a variety of wound sizes and types as a protective barrier and ECM scaffold, and AmchoThick as a dehydrated amnion-chorion-amnion placental allograft that provides a protective barrier and supports an optimal environment for healing. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

In the Surgical & Sports Medicine market, we are leveraging our broad regenerative medicine capabilities to address chronic and acute surgical wounds and tendon and ligament injuries. Our Sports Medicine products include NuShield and Cygnus Matrix for surgical applications in targeted soft tissue repairs; and Affinity, PuraPly MZ, PuraPly AM, and PuraPly SX for management of open wounds in the surgical setting. We currently sell these products through independent agencies and our direct sales force.

Local Coverage Determinations (LCD) and CMS Proposed and Final Rules

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

On January 1, 2026, CMS began testing the WISeR Model which uses technology-enabled prior authorization services on select Medicare services, including the use of skin substitutes. The WISeR Model will run in six states for five years and, according to CMS, is intended to reduce waste. Implementation of the WISeR Model could impact beneficiary access to our products in the applicable states, which could also materially and adversely impact utilization of our products, our business, our revenue and our profitability. On December 30, 2025, CMS published comments regarding discarded product, which have resulted in clinician confusion and material disruption in the market. While the longer-term impact of CMS’ updated 2026 Medicare reimbursement changes is still uncertain, we experienced a significant year-over-year decline in revenue in the first quarter of fiscal year 2026, and we are continuing to experience a significant year-over-year decline in revenue in the second quarter of fiscal year 2026.

In light of these developments and any future changes in the rate of reimbursement for our products, we may prioritize the sale of certain products (including licensed products) in our portfolio.

ReNu

In December 2025, we completed a planned Type B meeting with the FDA, resulting in confirmation to initiate a rolling BLA for ReNu. We initiated our rolling BLA submission in December 2025 and completed the submission on April 24, 2026.

Dermagraft

As previously disclosed, manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022. We currently plan to transition our Dermagraft manufacturing to our newly-leased biomanufacturing facility in Smithfield, Rhode Island, which we expect will begin in 2027, and will result in significant capacity and substantial long-term cost savings. We plan to resume sales of Dermagraft by the end of 2027. If there are significant delays in the build-out of the Smithfield Facility or in FDA approval of the facility for manufacturing Dermagraft, it could have an adverse effect on our consolidated net product revenue and results of operations.

Components of Our Condensed Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Net Product Revenue

We derive our net product revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of March 31, 2026, we had approximately 191 direct sales representatives and approximately 186 independent agencies.

We recognize product revenue from sales of our Advanced Wound Care and Surgical & Sports Medicine products when the customer obtains control of our product, which occurs at a point in time and may be upon procedure date, shipment, or delivery, based on the contractual terms. We record product revenue net of a reserve for returns, discounts and group purchasing organizations (GPO) rebates, which represent a direct reduction to the product revenue we recognize.

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

Other income, net

Other income, net comprises primarily of interest income generated from our interest-bearing sweep accounts offset by amortization of debt discount and debt issuance costs and interest expense related to our finance lease obligations.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. As of March 31, 2026 and December 31, 2025, the Company has established a valuation allowance on certain state research and development tax credits that the Company believes are more likely than not to expire before being utilized.

Our U.S. provision for income tax benefit for the three months ended March 31, 2026 and 2025 relates to tax benefit associated with pre-tax loss. We have also recorded a foreign provision for income taxes related to our wholly-owned subsidiary in Switzerland.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended March 31,
	2026	2025
	(Unaudited, in thousands)
Revenue:
Net product revenue	$36,250	$86,693
Grant income	978	—
Total revenue	37,228	86,693
Operating expenses:
Cost of goods sold	25,772	23,723
Selling, general and administrative	65,186	72,509
Research and development	15,161	10,640
Write-down to fair value for asset held for sale	—	6,567
Total operating expenses	106,119	113,439
Loss from operations	(68,891)	(26,746)
Other income, net:
Interest income, net	380	961
Other income, net	38	2
Total other income, net	418	963
Net loss before income taxes	(68,473)	(25,783)
Income tax benefit	15,317	6,940
Net loss and comprehensive loss	$(53,156)	$(18,843)

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

The following table presents a reconciliation of GAAP net loss to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(Unaudited, in thousands)
Net loss	$(53,156)	$(18,843)
Interest income, net	(380)	(961)
Income tax benefit	(15,317)	(6,940)
Depreciation and amortization	4,174	3,444
Amortization of intangible assets (1)	5,708	842
EBITDA	(58,971)	(22,458)
Stock-based compensation expense	3,636	3,367
Inventory write-downs (2)	3,327	—
Restructuring charge (3)	3,858	—
Write-down to fair value for asset held for sale (4)	—	6,567
Adjusted EBITDA	$(48,150)	$(12,524)

(1)
Amount includes $4.9 million accelerated amortization of intangible assets due to a facility closure.
(2)
Amount reflects inventory write-down adjustments for excess and obsolete inventory resulting from LCD regulatory changes of $3.3 million.
(3)
Amount reflects employee severance and benefits as well as other exit costs associated with the Company’s restructuring activities of $2.8 million and inventory write-down adjustments for excess and obsolete inventory resulting from a facility closure of $1.0 million.
(4)
Amount reflects the fair value adjustment of a purchased building classified as held for sale.

Comparison of Three Months Ended March 31, 2026 and 2025

Net Product Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$29,482	$79,927	$(50,445)	(63%)
Surgical & Sports Medicine	6,768	6,766	2	0%
Net product revenue	$36,250	$86,693	$(50,443)	(58%)

The decrease in net product revenue in the three months ended March 31, 2026 was primarily due to a decrease in Advanced Wound Care net product revenue attributable to increased clinician confusion and material disruption in the market following the withdrawal of the LCD coverage policies for skin substitutes and CMS published comments regarding discarded product in December 2025.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Cost of goods sold	$25,772	$23,723	$2,049	9%
Gross profit	$10,478	$62,970	$(52,492)	(83%)

The increase in cost of goods sold in the three months ended March 31, 2026 was primarily due to increased inventory write-down adjustments for excess and obsolete inventory resulting from a facility closure and LCD regulatory changes, partially offset by lower costs associated with the decrease in net product revenue. Gross profit decreased as a percentage of revenue due to volume and pricing related impacts of the Medicare reimbursement changes and product mixes.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Research and development	$15,161	$10,640	$4,521	42%

The increase in research and development expenses in the three months ended March 31, 2026 was primarily due to pre-launch activities related to Dermagraft in our biomanufacturing facility in Smithfield, Rhode Island, and timing of expenses associated with clinical research and trials, primarily related to ReNu, and support of BLA efforts.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$65,186	$72,509	$(7,323)	(10%)

The decrease in selling, general and administrative expenses in the three months ended March 31, 2026 was primarily due to a decrease in commissions, royalty and allowance for expected credit losses due to decreased sales, partially offset by an increase in headcount-related expenses for severance and other costs associated with the Company’s restructuring activities, and accelerated amortization of intangible assets due to a facility closure.

Write Down Expenses

During the three months ended March 31, 2025, we recorded a $6.6 million write down of costs to adjust certain assets held for sale to their fair market value. There were no such costs recorded in the three months ended March 31, 2026.

Other Income, net

Other income, net, decreased by $0.5 million in the three months ended March 31, 2026. The decrease resulted primarily from decreased interest income generated from our interest-bearing sweep accounts and increased interest expense related to finance lease obligations.

Income Tax Benefit

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Income tax benefit	$15,317	$6,940	$8,377	121%

The increase in the income tax benefit is primarily attributable to a higher pre-tax loss for the three months ended March 31, 2026, partially offset by a lower estimated effective tax rate for the twelve months ending December 31, 2026 resulting from a decrease in expected pre-tax income in 2026 compared to 2025, offset by our research and development tax credits.

Liquidity and Capital Resources

As of March 31, 2026, we had working capital (excluding asset held for sale) of $190.1 million, which included $91.4 million in cash and cash equivalents. We have $75.0 million available for future revolving borrowings under our Revolving Facility through August 6, 2026 (see Note 9, Long-Term Debt Obligations to our condensed consolidated financial statements included in this Form 10-Q). We expect that our cash on hand and other components of working capital as of March 31, 2026, availability under the Revolving Facility through August 6, 2026, plus net cash flows from product sales, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months beyond the filing date of this Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$21,127	$(19,935)
Net cash used in investing activities	(3,146)	(3,626)
Net cash used in financing activities	(20,213)	(2,056)
Net change in cash, cash equivalents, and restricted cash	$(2,232)	$(25,617)

Operating Activities

During the three months ended March 31, 2026, net cash provided by operating activities was $21.1 million, resulting from our net loss of $53.2 million, offset by net cash provided by changes in our operating assets and liabilities of $70.5 million and non-cash charges of $3.8 million. Net cash provided by changes in our operating assets and liabilities included a decrease in accounts receivable of $104.5 million and an increase in other liabilities of $0.3 million, partially offset by an increase in inventory of $8.7 million, an increase in prepaid expenses and other current assets and other assets of $1.7 million, a decrease in operating lease liabilities of $2.4 million, a decrease in accounts payable of $2.0 million, and a decrease in accrued expenses and other current liabilities of $19.5 million.

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

Investing Activities

During the three months ended March 31, 2026, we used $3.1 million of cash in investing activities consisting exclusively of capital expenditures.

During the three months ended March 31, 2025, we used $3.6 million of cash in investing activities consisting exclusively of capital expenditures.

Financing Activities

During the three months ended March 31, 2026, net cash used in financing activities was $20.2 million. This consisted of payments for construction of landlord assets, net of tenant allowance of $7.3 million, principal payments on finance lease obligations of $9.8 million and net cash payments associated with our stock awards activities of $3.1 million.

During the three months ended March 31, 2025, net cash used in financing activities was $2.1 million. This consisted of principal payments on finance lease obligations of $0.3 million and net cash payments associated with our stock awards activities of $1.8 million.

Indebtedness

2021 Credit Agreement

In August 2021, we and our subsidiaries entered into a credit agreement with SVB and several other lenders (the “Lenders”), which we refer to as the 2021 Credit Agreement. The 2021 Credit Agreement, as amended, provided for a term loan facility not to exceed $75.0 million (the “Term Loan Facility”) and a revolving credit facility not to exceed $125.0 million (the “Revolving Facility”). In November 2024, we and the Lenders amended the 2021 Credit Agreement to allow for the issuance of the Convertible Preferred Stock, and to require the repayment of the Term Loan Facility within one business day of such issuance, among other terms. We prepaid the Term Loan Facility in November 2024, and amounts borrowed under the Term Loan Facility may not be re-borrowed.

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

As of December 31, 2025 and March 31, 2026, we were in compliance with the covenants under the 2021 Credit Agreement, as amended. As of December 31, 2025 and March 31, 2026, we did not have outstanding borrowings under our Revolving Facility, which will expire on August 6, 2026.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and the disclosure at the date of the unaudited condensed consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our unaudited condensed consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our condensed consolidated statements of operations and comprehensive loss, liquidity and financial condition. See also our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for information about these accounting policies as well as a description of our other significant accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that, as of March 31, 2026, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2025, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the quarter ended March 31, 2026. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2025, or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We and each of our executive officers entered into a Key Employee Retention Agreement (the “Key Employee Agreement”) effective May 6, 2026. The Key Employee Agreements supersede and replace the Change in Control Retention Agreements between us and each of our executive officers. The Key Employee Agreements add severance terms for our executive officers if their employment terms end under certain circumstances unrelated to a “Change in Control” of the Company, as described below. In addition, the Key Employee Agreements modify the severance terms for our executive officers other than Gary S. Gillheeney, Sr. in connection with a “Change in Control,” as described below.

Pursuant to the Key Employee Agreement, if the executive’s employment is terminated during the twenty-four month period following a “Change in Control” (a) by us without “Cause” or (b) by the executive upon the occurrence of an “Event of Constructive Termination” (as those terms are defined in the Key Employee Agreement), the executive will receive from us: (i) a lump-sum amount equal to one and a half times (two times in the case of Mr. Gillheeney) the executive’s base annual salary and the executive’s annual target bonus, in each case at the highest rate in effect at any time during the 12 months immediately preceding the termination of the executive’s employment with us; (ii) for up to 18 months (24 months in the case of Mr. Gillheeney) following the executive’s termination of employment, payment of the difference between the cost of COBRA continuation coverage for the executive and any dependent who received health insurance coverage prior to such termination, and any premium contribution amount applicable to the executive as of such termination; and (iii) full acceleration of the vesting of any time-based equity awards held by the executive.

Also pursuant to the Key Employee Agreement, if the executive’s employment is terminated prior to a Change in Control or after the 24-month anniversary of a Change in Control (a) by us without Cause or (b) by the executive upon the occurrence of an Event of Constructive Termination, the executive will receive from us: (i) one times (one and half times in the case of Mr. Gillheeney) the executive’s base annual salary at the highest rate in effect at any time during the 12 months immediately preceding the termination of the executive’s employment, which will be paid to the executive in substantially equal installments over 12 months (18 months in the case of Mr. Gillheeney) following the executive’s termination of employment and (ii) for up to 12 months (18 months in the case of Mr. Gillheeney) following the executive’s termination of employment, payment of the difference between the cost of COBRA continuation coverage for the executive and any dependent who received health insurance coverage prior to such termination, and any premium contribution amount applicable to the executive as of such termination.

Our obligation to provide the foregoing benefits is subject to the executive entering into a new noncompetition agreement with us and the effectiveness of a release of claims executed by the executive in favor of us.

Copies of the Key Employee Agreement with Mr. Gillheeney and the form of Key Employee Agreement with our executive officers other than Mr. Gillheeney are attached as Exhibit 10.1 and Exhibit 10.2 to this Report. The foregoing summaries of these Agreements are qualified in their entirety by reference to the actual Agreements.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.4	Bylaws of Organogenesis Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A (File No. 333-233621) filed with the SEC on September 16, 2019)

10.1†‡	Key Employee Retention Agreement dated as of May 6, 2026, by and between Organogenesis Holdings Inc. and Gary S. Gillheeney Sr.

10.2†‡	Form of Key Employee Retention Agreement (Non-CEO Executive Officers)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document XBRL

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.

‡ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2026	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco

David Francisco
Chief Financial Officer

(Principal Financial Officer)