Form 10-Q
period 2026-06-30
Organogenesis Holdings Inc.
filed 2026-08-06
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of shares of the registrant’s Class A common stock outstanding as of July 31, 2026 was 128,674,548.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2026

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$46,097	$93,679
Restricted cash	747	652
Accounts receivable, net	100,937	217,451
Inventories, net	29,280	29,627
Asset held for sale	3,613	2,425
Prepaid expenses and other current assets	19,628	18,354
Total current assets	200,302	362,188
Property and equipment, net	101,531	103,711
Intangible assets, net	3,004	9,145
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	49,912	55,749
Deferred tax asset, net	—	29,962
Other assets	22,925	9,203
Total assets	$406,446	$598,730
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Current portion of finance lease obligations	$859	$9,435
Current portion of operating lease obligations - related party	4,647	4,258
Current portion of operating lease obligations	3,807	4,949
Accounts payable	29,291	31,949
Accrued expenses and other current liabilities	18,359	49,533
Total current liabilities	56,963	100,124
Finance lease obligations, net of current portion	10,820	12,788
Operating lease obligations, net of current portion - related party	25,738	28,237
Operating lease obligations, net of current portion	21,079	22,470
Other liabilities	3,714	1,193
Total liabilities	118,314	164,812
Commitments and contingencies (Note 15)

Series A redeemable convertible preferred stock, $0.0001 par value; 130,000 shares authorized, issued and outstanding; liquidation preference of $147,963 and $142,217 at June 30, 2026 and December 31, 2025, respectively.	139,864	133,789

Stockholders’ equity:
Preferred stock, $0.0001 par value; 870,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 129,403,096 and 127,680,424 shares issued; 128,674,548 and 126,951,876 shares outstanding at June 30, 2026 and December 31, 2025, respectively.	13	13
Additional paid-in capital	300,756	303,194
Accumulated deficit	(152,501)	(3,078)
Total stockholders’ equity	148,268	300,129
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$406,446	$598,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Net product revenue	$42,805	$100,779	$79,055	$187,472
Grant income	950	226	1,928	226
Total revenue	43,755	101,005	80,983	187,698
Operating expenses:
Cost of goods sold	23,673	27,630	49,445	51,353
Selling, general and administrative	53,965	73,810	119,151	146,319
Research and development	18,297	10,395	33,458	21,035
Fair value adjustment to assets held for sale	(1,188)	1,746	(1,188)	8,313
Total operating expenses	94,747	113,581	200,866	227,020
Loss from operations	(50,992)	(12,576)	(119,883)	(39,322)
Other income, net:
Interest income, net	138	669	518	1,630
Other income (expense), net	(26)	73	12	75
Total other income, net	112	742	530	1,705
Net loss before income taxes	(50,880)	(11,834)	(119,353)	(37,617)
Income tax benefit (expense)	(45,387)	2,442	(30,070)	9,382
Net loss and comprehensive loss	(96,267)	(9,392)	(149,423)	(28,235)
Accretion of redeemable convertible preferred stock to redemption value	(170)	(129)	(329)	(250)
Cumulative dividend on redeemable convertible preferred stock	(2,902)	(2,681)	(5,746)	(5,308)
Net loss attributable to common stockholders	$(99,339)	$(12,202)	$(155,498)	$(33,793)
Net loss per share:
Basic and diluted	$(0.77)	$(0.10)	$(1.21)	$(0.27)
Weighted-average common shares outstanding:
Basic and diluted	128,674,548	126,853,536	128,238,204	126,576,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share amounts)

					Additional
	Redeemable Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2025	130,000	$133,789	126,951,876	$13	$303,194	$(3,078)	$300,129
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	3,003	—	—	(3,003)	—	(3,003)
Vesting of RSUs and PSUs, net of shares surrendered to pay taxes	—	—	1,722,672	—	(3,051)	—	(3,051)
Stock-based compensation expense	—	—	—	—	3,636	—	3,636
Net loss	—	—	—	—	—	(53,156)	(53,156)
Balance as of March 31, 2026	130,000	$136,792	128,674,548	$13	$300,776	$(56,234)	$244,555
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	3,072	—	—	(3,072)	—	(3,072)
Stock-based compensation expense	—	—	—	—	3,052	—	3,052
Net loss	—	—	—	—	—	(96,267)	(96,267)
Balance as of June 30, 2026	130,000	$139,864	128,674,548	$13	$300,756	$(152,501)	$148,268

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

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(149,423)	$(28,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,842	7,178
Amortization of intangible assets	6,141	1,683
Reduction in the carrying value of right-of-use assets	4,974	4,077
Non-cash interest expense	181	139
Deferred tax expense (benefit)	29,962	(2,292)
Provision recorded for credit losses	(2,975)	3,116
Loss on disposal of property and equipment	395	44
Adjustment for excess and obsolete inventories	8,259	6,093
Stock-based compensation	6,688	5,909
Fair value adjustment to assets held for sale	(1,188)	8,313
Changes in operating assets and liabilities:
Accounts receivable	119,489	(13,637)
Inventories	(11,812)	(15,892)
Prepaid expenses and other current assets and other assets	4,810	(12,942)
Operating leases	(3,780)	(4,147)
Accounts payable	(1,398)	1,637
Accrued expenses and other current liabilities	(29,281)	(13,886)
Other liabilities	590	34
Net cash used in operating activities	(10,526)	(52,808)
Cash flows from investing activities:
Purchases of property and equipment	(4,246)	(7,264)
Net cash used in investing activities	(4,246)	(7,264)
Cash flows from financing activities:
Payments of withholding taxes in connection with RSUs vesting	(3,051)	(1,796)
Proceeds from the exercise of stock options	—	25
Principal repayments of finance lease obligations	(10,188)	(573)
Construction of landlord assets, net of tenant allowance	(19,476)	—
Net cash used in financing activities	(32,715)	(2,344)
Change in cash, cash equivalents and restricted cash	(47,487)	(62,416)
Cash, cash equivalents, and restricted cash, beginning of period	94,331	136,151
Cash, cash equivalents, and restricted cash, end of period	$46,844	$73,735
Supplemental disclosure of cash flow information:
Supplemental disclosure of non-cash investing and financing activities:
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	$6,075	$5,558
Change in purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$(379)	$(38)
Landlord asset additions included in accounts payable and accrued expenses and other current liabilities, net of tenant allowances	$3,704	$—
Right-of-use assets obtained through finance lease obligations	$(357)	$—
Right-of-use assets obtained through operating lease obligations	$—	$1,815

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 26, 2026 (the “Annual Report”). The results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future years or periods.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock Entities. This standard requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. This guidance applies to preferred stock classified as equity, including preferred stock that is classified as temporary equity. The standard is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company early adopted ASU 2026-01 for the interim period beginning April 1, 2026. The adoption of ASU 2026-01 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

3. Net Product Revenue

The following tables set forth net product revenue by product category:

	Three Months Ended June 30,
	2026	2025
Advanced Wound Care	$36,146	$92,696
Surgical & Sports Medicine	6,659	8,083
Total net product revenue	$42,805	$100,779

	Six Months Ended June 30,
	2026	2025
Advanced Wound Care	$65,628	$172,623
Surgical & Sports Medicine	13,427	14,849
Total net product revenue	$79,055	$187,472

For all periods presented, net product revenue generated outside the United States represented less than 1% of total net product revenue.

4. Accounts Receivable, Net

Accounts receivable consisted of the following:

	June 30,	December 31,
	2026	2025
Accounts receivable	$113,468	$246,463
Less — allowance for credit losses	(9,945)	(16,089)
Less — product return reserves	(2,586)	(12,923)
	$100,937	$217,451

The Company’s allowance for credit losses is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$11,488	$9,068	$16,089	$9,576
Additions (adjustments)	984	2,243	(2,975)	3,116
Write-offs	(2,527)	(159)	(3,169)	(1,542)
Recoveries	—	1	—	3
Balance at end of period	$9,945	$11,153	$9,945	$11,153

5. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$13,245	$14,339
Work in process	725	1,265
Finished goods	15,310	14,023
	$29,280	$29,627

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

During the second quarter of 2026, the Company recorded an additional fair value adjustment of $1,188 to increase the carrying value of the building held for sale to its estimated fair value less costs to sell based on the sale of the property for gross proceeds of $3,750 in July 2026.

7. Long-Lived Assets and Goodwill

Long-Lived Assets

The Company reviews long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three and six months ended June 30, 2026, the Company concluded impairment triggers had occurred for its company-wide asset group as a result of a decline in the Company’s market capitalization combined with recent weakened financial performance. The Company performed an impairment review in accordance with ASC 360, Property, Plant and Equipment. The Company did not record any impairment related to this asset group because the carrying value of the asset group is recoverable based on the review. During the second quarter of 2025, the Company did not identify factors that constituted an impairment trigger relating to its company-wide asset group, and accordingly, there was no impairment related to its company-wide asset group.

Goodwill

Goodwill is tested for impairment at least annually (as of December 31), or more frequently if events or circumstances indicate the carrying value may no longer be recoverable. During the six months ended June 30, 2026, the Company identified factors, including a decline in the Company’s market capitalization combined with recent weakened financial performance, that constituted an impairment trigger relating to its goodwill. During the six months ended June 30, 2026, the Company performed a quantitative analysis, and used its market capitalization to approximate the fair value of the reporting unit. The fair value of the reporting unit exceeded its carrying value as of the six months ended June 30, 2026, and accordingly, the Company did not record any impairment on its goodwill. During the six months ended June 30, 2025, the Company did not identify factors that constituted an impairment trigger relating to its reporting unit and did not record any impairment relating to its goodwill.

8. Restructuring

The Company committed to a restructuring plan in first and second quarter of 2026 to restructure its workforce and close its operations in the St. Petersburg, Florida facility to increase productivity and enhance profitability. The first quarter restructuring activities reduced the Company’s headcount by 88 employees, or approximately 10% of all employees. The Company incurred a total charge of $8,781 in the three months ended March 31, 2026 in connection with these restructuring activities, primarily consisting of severance and other employee termination benefits of $2,846, and write-down of intangible assets of $4,923 and write-down of inventories of $1,012 related to the facility closure. The second quarter restructuring activities reduced the Company’s headcount by 138 employees, or approximately 18% of all employees. The Company incurred a total charge of $5,099 in the three months ended June 30, 2026 in connection with these restructuring activities, primarily consisting of severance and other employee termination benefits. These charges were included primarily in cost of goods sold and selling, general and administrative expenses (including write-down of intangible assets) in the condensed consolidated statements of operations and comprehensive loss. The Company expects to pay accrued restructuring costs primarily through 2026.

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The movements in the restructuring liability principally consist of severance payments.

Employee
Liability balance as of December 31, 2025	$178
Expenses	2,846
Cash disbursements	(140)
Liability balance as of March 31, 2026	$2,884
Expenses	5,099
Cash disbursements	(2,023)
Liability balance as of June 30, 2026	$5,960

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

As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Revolving Facility, which expired on August 6, 2026.

10. Convertible Preferred Stock

The Company recognizes changes in the redemption value of the Convertible Preferred Stock, which include accretion of the associated issuance costs and accrual of unpaid dividends using the effective interest method, over the period from the issuance date to the earliest redemption date, November 12, 2031. Any accrued but unpaid dividends will become part of the liquidation preference of the Convertible Preferred Stock, as set forth in the Certificate of Designation. As of June 30, 2026 the Company had not paid any dividends in cash, and all such dividends had been accrued and added to the liquidation preference of the Convertible Preferred Stock. During the six months ended June 30, 2026, and June 30, 2025, the Company increased the carrying value of the Convertible Preferred Stock by $6,075 and $5,558, respectively, which resulted in a corresponding decrease to additional paid-in-capital during the same periods.

11. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was $3,052, $6,688, $2,542, and $5,909 for the three and six months ended June 30, 2026 and 2025, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026, the total unrecognized compensation cost related to unvested stock options, restricted stock units and performance stock units was $23,486 and the weighted average remaining recognition period for unvested awards was 2.59 years.

12. Loss per Share

The computation of basic and diluted EPS attributable to the Class A common stockholders was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(96,267)	$(9,392)	$(149,423)	$(28,235)
Accretion of redeemable convertible preferred stock to redemption value	(170)	(129)	(329)	(250)
Cumulative dividend on redeemable convertible preferred stock	(2,902)	(2,681)	(5,746)	(5,308)
Net loss attributable to common stockholders	$(99,339)	$(12,202)	$(155,498)	$(33,793)
Denominator:
Weighted average common shares outstanding —basic and diluted	128,674,548	126,853,536	128,238,204	126,576,130
Net loss per share—basic and diluted	$(0.77)	$(0.10)	$(1.21)	$(0.27)

For the three and six months ended June 30, 2026 and 2025, outstanding stock-based awards of 18,666,605 and 16,968,830, respectively, were excluded from the diluted EPS calculation as they were anti-dilutive. For the three and six months ended June 30, 2026 and 2025, 39,023,068 and 36,051,283, shares of common stock, respectively, available upon conversion of Convertible Preferred Stock were excluded from the diluted EPS calculation as they were anti-dilutive.

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

During the three months ended June 30, 2026, the Company terminated certain research and development (“R&D”) programs and related vendor agreements, a portion of which was accounted for as operating leases. The total net charge of $5.6 million was recorded in research and development expense and included a write-off of $1.4 million of prepaid and other current assets and a write-off of $1.4 million of operating lease right-of-use assets, net. The remaining balance is recorded within accrued expenses and other current liabilities as of June 30, 2026.

14. Segment Information

The Company’s performance is reported in one segment. During 2026, there have been no changes to the Company’s basis of segmentation or in the basis of measurement of segment loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net product revenue	$42,805	$100,779	$79,055	$187,472
Grant income	950	226	1,928	226
Less:
Cost of goods sold	23,673	27,630	49,445	51,353
Clinical expense	8,737	3,954	13,799	7,981
Sales and marketing	31,038	48,941	69,134	96,974
General and administrative	22,497	24,028	43,879	47,662
Other segment items (a)	54,077	5,844	54,149	11,963
Segment net loss	(96,267)	(9,392)	(149,423)	(28,235)

Reconciliation of segment net loss:
Reconciling items	—	—	—	—
Consolidated net loss	$(96,267)	$(9,392)	$(149,423)	$(28,235)

(a) Other segment items include: research and development related severance, salary, payroll taxes and benefits, research and development related rent and other facilities expense, research and development related depreciation and amortization, write-down to fair value for asset held for sale other income, net, and income tax benefit (expense).

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

The Company recorded total royalty expense of $819, $1,291, $5,599 and $10,621 during the three and six months ended June 30, 2026 and 2025, respectively, within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

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

17. Taxes

The Company’s U.S. provision for income tax benefit (expense) for the three and six months ended June 30, 2026 and 2025 reflects the tax effects of the Company's pre-tax results in each respective period. The Company’s wholly-owned Swiss subsidiary, Organogenesis GmbH, is subject to taxation in Switzerland and has a transfer pricing arrangement in place with Organogenesis Inc., its U.S. parent.

The income tax rate for the six months ended June 30, 2026 was (25)%, a decrease from the U.S. statutory rate of 21% primarily due to the establishment of a full valuation allowance against its deferred tax assets. The income tax benefit (expense) for the three months ended June 30, 2026 and 2025 was $(45,387) and $2,442, respectively. The income tax benefit (expense) for the six months ended June 30, 2026 and 2025 was $(30,070) and $9,382, respectively. The increase in tax expense during the three and six months ended June 30, 2026 was a result of establishing a valuation allowance against the Company’s deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets at each reporting date and will adjust the valuation allowance when sufficient positive evidence supports a change in its conclusion. The income tax benefit for the three and six months ended June 30, 2025, was primarily due to the generation of research and development tax credits.

During the three months ended June 30, 2026, the Company updated its operating forecasts, which reflected expected taxable losses in the foreseeable future. As a result, the Company reassessed the realizability of its deferred tax assets. In making this assessment, the Company considered all available positive and negative evidence, including its cumulative loss position, historical operating results, forecasts of future taxable income, the reversal of existing taxable temporary differences and available tax-planning strategies. Based on the weight of the available evidence, the Company concluded that it is more likely than not that its deferred tax assets will not be realized and recorded a full valuation allowance against its net deferred tax assets as of June 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC, on February 26, 2026. Please refer to our cautionary note regarding forward-looking statements on page 3 of this Form 10-Q, which is incorporated herein by this reference.

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

On January 1, 2026, CMS began testing the WISeR Model which uses technology-enabled prior authorization services on select Medicare services, including the use of skin substitutes. The WISeR Model will run in six states for five years and, according to CMS, is intended to reduce waste. Implementation of the WISeR Model could impact beneficiary access to our products in the applicable states, which could also materially and adversely impact utilization of our products, our business, our revenue and our profitability. On December 30, 2025, CMS published comments regarding discarded product, which have resulted in clinician confusion and material disruption in the market. While the longer-term impact of CMS’ updated 2026 Medicare reimbursement changes is still uncertain, we experienced a significant year-over-year decline in revenue in the first and second quarters of fiscal year 2026, and we are continuing to experience a significant year-over-year decline in revenue in the third quarter of fiscal year 2026.

In light of these developments and any future changes in the rate of reimbursement for our products, we may prioritize the sale of certain products (including licensed products) in our portfolio.

ReNu

In December 2025, we completed a planned Type B meeting with the FDA, resulting in confirmation to initiate a rolling BLA for ReNu. We initiated our rolling BLA submission in December 2025 and completed the submission on April 24, 2026. During June 2026, the FDA accepted the BLA for review and assigned a PDUFA target action date of April 24, 2027.

Dermagraft

As previously disclosed, manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022. We planned to transition our Dermagraft manufacturing to our newly-leased biomanufacturing facility in Smithfield, Rhode Island and to commence sales by the end of 2027, however, given the decline in the skin substitute market and the decline in our net revenue we are delaying the relaunch of Dermagraft and cannot currently project specific timing. If there are continued significant delays in the build-out of the Smithfield Facility, FDA approval of the facility for manufacturing Dermagraft or the relaunch of commercial sales of Dermagraft, it could have an adverse effect on our consolidated net product revenue and results of operations.

Components of Our Condensed Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Net Product Revenue

We derive our net product revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third party agencies. As of June 30, 2026, we had approximately 180 direct sales representatives and approximately 187 independent agencies and after full implementation of the latest restructuring we had approximately 148 direct sales representatives and no change to independent agencies.

We recognize product revenue from sales of our Advanced Wound Care and Surgical & Sports Medicine products when the customer obtains control of our product, which occurs at a point in time and may be upon procedure date, shipment, or delivery, based on the contractual terms. We record product revenue net of a reserve for returns, discounts and group purchasing organizations (“GPO”) rebates, which represent a direct reduction to the product revenue we recognize.

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

Fair value adjustments to assets held for sale

Impairment and fair value adjustments to assets held for sale relate to the pending sale of one of our buildings located on our Canton, Massachusetts campus that was adjusted to fair market value based on current market conditions. We recorded charges related to the impairment and fair value adjustments of the property during the second quarter of 2024, each quarter of 2025 and the second quarter of 2026.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that a tax position will be sustained on examination by taxing authorities based on the technical merits of the position. As of June 30, 2026 the Company has established a full valuation allowance against our deferred tax assets that the Company believes are more likely than not to expire before being utilized.

Our U.S. provision for income taxes relates primarily to the establishment of a valuation allowance and state income taxes. We have also recorded a foreign provision for income taxes related to our wholly-owned subsidiary in Switzerland.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

`	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited, in thousands)
Revenue:
Net product revenue	$42,805	$100,779	$79,055	$187,472
Grant income	950	226	1,928	226
Total revenue	43,755	101,005	80,983	187,698
Operating expenses:
Cost of goods sold	23,673	27,630	49,445	51,353
Selling, general and administrative	53,965	73,810	119,151	146,319
Research and development	18,297	10,395	33,458	21,035
Fair value adjustment to assets held for sale	(1,188)	1,746	(1,188)	8,313
Total operating expenses	94,747	113,581	200,866	227,020
Loss from operations	(50,992)	(12,576)	(119,883)	(39,322)
Other income, net:
Interest income, net	138	669	518	1,630
Other income (expense), net	(26)	73	12	75
Total other income, net	112	742	530	1,705
Net loss before income taxes	(50,880)	(11,834)	(119,353)	(37,617)
Income tax benefit (expense)	(45,387)	2,442	(30,070)	9,382
Net loss and comprehensive loss	$(96,267)	$(9,392)	$(149,423)	$(28,235)

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

The following table presents a reconciliation of GAAP net loss to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

`	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited, in thousands)
Net loss	$(96,267)	$(9,392)	$(149,423)	$(28,235)
Interest income, net	(138)	(669)	(518)	(1,630)
Income tax (benefit) expense	45,387	(2,442)	30,070	(9,382)
Depreciation and amortization	3,668	3,734	7,842	7,178
Amortization of intangible assets (1)	433	841	6,141	1,683
EBITDA	(46,917)	(7,928)	(105,888)	(30,386)
Stock-based compensation expense	3,052	2,542	6,688	5,909
Inventory write-downs (2)	—	—	3,327	—
Restructuring charge (3)	5,099	—	8,957	—
Fair value adjustment to assets held for sale (4)	(1,188)	1,746	(1,188)	8,313
R&D program termination costs (5)	5,588	—	5,588	—
Adjusted EBITDA	$(34,366)	$(3,640)	$(82,516)	$(16,164)

(1)
Amount includes accelerated amortization of intangible assets due to a facility closure. See Note 8, Restructuring.
(2)
Amount reflects inventory write-down adjustments for excess and obsolete inventory resulting from LCD regulatory changes of $3.3 million during the three months ended March 31, 2026.

(3) Amount reflects employee severance and benefits as well as other exit costs associated with the Company’s restructuring activities, and inventory write-down adjustments for excess and obsolete inventory resulting from a facility closure. See Note 8, Restructuring.

(4) Amount reflects the fair value adjustment of a building sold in July 2026 classified as held for sale. See Note 6, Asset Held for Sale.

(5) Amount reflects termination costs associated with various R&D programs and vendors. See Note 13, Leases.

Comparison of Three and Six Months Ended June 30, 2026 and 2025

Net Product Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$36,146	$92,696	$(56,550)	(61%)
Surgical & Sports Medicine	6,659	8,083	(1,424)	(18%)
Net product revenue	$42,805	$100,779	$(57,974)	(58%)

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$65,628	$172,623	$(106,995)	(62%)
Surgical & Sports Medicine	13,427	14,849	(1,422)	(10%)
Net product revenue	$79,055	$187,472	$(108,417)	(58%)

The decrease in net product revenue in the three and six months ended June 30, 2026 was primarily due to a decrease in Advanced Wound Care net product revenue attributed to continued clinician confusion and material disruption in the market following the withdrawal of the LCD coverage policies for skin substitutes and CMS published comments regarding discarded product in December 2025.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Cost of goods sold	$23,673	$27,630	$(3,957)	(14%)
Gross profit	$19,132	$73,149	$(54,017)	(74%)

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Cost of goods sold	$49,445	$51,353	$(1,908)	(4%)
Gross profit	$29,610	$136,119	$(106,509)	(78%)

The decrease in cost of goods sold in the three months ended June 30, 2026 was primarily due to lower costs associated with the decrease in net product revenue.

The decrease in cost of goods sold in the six months ended June 30, 2026 was primarily due to lower costs associated with the decrease in net product revenue, partially offset by increased inventory write-down adjustments for excess and obsolete inventory resulting from a facility closure and LCD regulatory changes.

The decrease in gross profit in the three and six months ended June 30, 2026 as a percentage of revenue is due to volume and pricing related impacts of the Medicare reimbursement changes and product mixes.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Research and development	$18,297	$10,395	$7,902	76%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Research and development	$33,458	$21,035	$12,423	59%

The increase in research and development expenses in the three and six months ended June 30, 2026 was primarily due to pre-launch activities related to Dermagraft in our biomanufacturing facility in Smithfield, Rhode Island, terminating certain R&D programs and related vendor agreements and supporting ReNu BLA efforts.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$53,965	$73,810	$(19,845)	(27%)

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$119,151	$146,319	$(27,168)	(19%)

The decrease in selling, general and administrative expenses in the three months ended June 30, 2026 was primarily due to a decrease in commissions and royalty, partially offset by an increase in allowance for expected credit losses, an increase in headcount-related expenses for severance and other costs associated with the Company’s restructuring activities.

The decrease in selling, general and administrative expenses in the six months ended June 30, 2026 was primarily due to a decrease in commissions, royalty and allowance for credit losses due to decreased sales, partially offset by an increase in headcount-related expenses for severance and other costs associated with the Company’s restructuring activities, and accelerated amortization of intangible assets due to a facility closure.

Fair Value Adjustment to Asset Held for Sale

During the three and six months ended June 30, 2025, we recorded decreases of $1.7 million and $8.3 million, respectively, to adjust certain assets held for sale to their fair market value.

During the three and six months ended June 30, 2026, we recorded an increase of $1.1 million to adjust certain assets held for sale to their fair market value.

Other Income, net

Other income (expense) net, decreased by $0.6 million in the three months ended June 30, 2026. Other income (expense), net, decreased by $1.2 million in the six months ended June 30, 2026. The decreases resulted primarily from interest income generated from our interest-bearing sweep accounts offset by amortization of debt discount and debt issuance costs.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$(45,387)	$2,442	$(47,829)	(1959%)

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$(30,070)	$9,382	$(39,452)	(421%)

The decrease in the income tax benefit (expense) for the three and six months ended June 30, 2026 is primarily attributable to establishing a valuation allowance against the Company’s deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2026, we had working capital of $139.7 million, which included $46.1 million in cash and cash equivalents. We expect that our cash on hand and other components of working capital as of June 30, 2026, plus net cash flows from product sales will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months beyond the filing date of this Form 10-Q notwithstanding the expiration of our credit facility on August 6, 2026.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(10,526)	$(52,808)
Net cash used in investing activities	(4,246)	(7,264)
Net cash used in financing activities	(32,715)	(2,344)
Net change in cash, cash equivalents and restricted cash	$(47,487)	$(62,416)

Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $10.5 million, resulting from our net loss of $149.4 million and net cash provided by in connection with changes in our operating assets and liabilities of $78.6 million, partially offset by non-cash charges of $60.3 million. Changes in our operating assets and liabilities included a decrease in accounts receivable of $119.5 million, an increase in inventory of $11.8 million, a decrease in prepaid expenses and other current assets and other assets of $4.8 million, a decrease in operating lease liabilities of $3.8 million, and a decrease in accrued expenses and other current liabilities of $29.3 million and a decrease in accounts payable of $1.4 million, partially offset by an increase in other liabilities of $0.6 million.

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

Investing Activities

During the six months ended June 30, 2026, we used $4.2 million of cash in investing activities consisting exclusively of capital expenditures.

During the six months ended June 30, 2025, we used $7.3 million of cash in investing activities consisting exclusively of capital expenditures.

Financing Activities

During the six months ended June 30, 2026, net cash used in financing activities was $32.7 million. This consisted of payments for landlord assets, net of tenant allowance of $19.5 million, principal payments on finance lease obligations of $10.2 million and net cash payments associated with our stock awards activities of $3.1 million.

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

As of June 30, 2026 and December 31, 2025, we did not have outstanding borrowings under our Term Loan Facility or our Revolving Facility, which expired on August 6, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that, as of June 30, 2026, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2025, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the quarter ended June 30, 2026. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2025, or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1‡

Key Employee Retention Agreement dated as of May 6, 2026, by and between Organogenesis Holdings Inc. and Gary S. Gillheeney Sr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 7, 2026)

10.2‡

Form of Key Employee Retention Agreement (Non-CEO Executive Officers) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-37906) filed with the SEC on May 7, 2026)

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

Dated: August 6, 2026	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco

David Francisco
Chief Financial Officer

(Principal Financial Officer)