Form 10-Q
period 2026-09-30
Organogenesis Holdings Inc.
filed 2026-11-05
CIK 1661181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The number of shares of the registrant’s Class A common stock outstanding as of October 30, 2026 was 129,801,720.

Organogenesis Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2026

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$21,326	$93,679
Restricted cash	163	652
Accounts receivable, net	92,687	217,451
Inventories, net	26,683	29,627
Asset held for sale	—	2,425
Prepaid expenses and other current assets	17,268	18,354
Total current assets	158,127	362,188
Property and equipment, net	98,600	103,711
Intangible assets, net	2,571	9,145
Goodwill	28,772	28,772
Operating lease right-of-use assets, net	47,808	55,749
Deferred tax asset, net	—	29,962
Other assets	33,027	9,203
Total assets	$368,905	$598,730
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Current portion of finance lease obligations	$897	$9,435
Current portion of operating lease obligations - related party	4,846	4,258
Current portion of operating lease obligations	3,569	4,949
Accounts payable	22,478	31,949
Accrued expenses and other current liabilities	15,859	49,533
Total current liabilities	47,649	100,124
Finance lease obligations, net of current portion	10,372	12,788
Operating lease obligations, net of current portion - related party	24,472	28,237
Operating lease obligations, net of current portion	20,360	22,470
Other liabilities	3,311	1,193
Total liabilities	106,164	164,812
Commitments and contingencies (Note 15)

Series A redeemable convertible preferred stock, $0.0001 par value; 130,000 shares authorized, issued and outstanding; liquidation preference of $150,922 and $142,217 at September 30, 2026 and December 31, 2025, respectively.	143,004	133,789

Stockholders’ equity:
Preferred stock, $0.0001 par value; 870,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 130,522,276 and 127,680,424 shares issued; 129,793,728 and 126,951,876 shares outstanding at September 30, 2026 and December 31, 2025, respectively.	13	13
Additional paid-in capital	302,164	303,194
Accumulated deficit	(182,440)	(3,078)
Total stockholders’ equity	119,737	300,129
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$368,905	$598,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Net product revenue	$45,457	$150,487	$124,512	$337,959
Grant income	—	377	1,928	603
Total revenue	45,457	150,864	126,440	338,562
Operating expenses:
Cost of goods sold	21,898	36,251	71,343	87,604
Selling, general and administrative	45,087	79,743	164,238	226,062
Research and development	7,961	13,221	41,419	34,256
Fair value adjustment to assets held for sale	—	922	(1,188)	9,235
Total operating expenses	74,946	130,137	275,812	357,157
Income (loss) from operations	(29,489)	20,727	(149,372)	(18,595)
Other income (expense), net:
Interest income (expense), net	(61)	415	457	2,045
Other income (expense), net	(71)	18	(59)	93
Total other income (expense), net	(132)	433	398	2,138
Net income (loss) before income taxes	(29,621)	21,160	(148,974)	(16,457)
Income tax benefit (expense)	(8)	407	(30,078)	9,789
Net income (loss) and comprehensive income (loss)	(29,629)	21,567	(179,052)	(6,668)
Accretion of redeemable convertible preferred stock to redemption value	(181)	(140)	(510)	(390)
Cumulative dividend on redeemable convertible preferred stock	(2,959)	(2,734)	(8,705)	(8,042)
Undistributed earnings allocated to participating redeemable convertible preferred stock	—	(4,168)	—	—
Net income (loss) attributable to common stockholders	$(32,769)	$14,525	$(188,267)	$(15,100)
Net income (loss) per share:
Basic	$(0.25)	$0.11	$(1.47)	$(0.12)
Diluted	$(0.25)	$0.11	$(1.47)	$(0.12)
Weighted-average common shares outstanding:
Basic	128,990,436	126,881,709	128,489,389	126,679,109
Diluted	128,990,436	130,848,995	128,489,389	126,679,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(amounts in thousands, except share amounts)

					Additional
	Redeemable Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2025	130,000	$133,789	126,951,876	$13	$303,194	$(3,078)	$300,129
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	3,003	—	—	(3,003)	—	(3,003)
Vesting of RSUs and PSUs, net of shares surrendered to pay taxes	—	—	1,722,672	—	(3,051)	—	(3,051)
Stock-based compensation expense	—	—	—	—	3,636	—	3,636
Net loss	—	—	—	—	—	(53,156)	(53,156)
Balance as of March 31, 2026	130,000	$136,792	128,674,548	$13	$300,776	$(56,234)	$244,555
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	3,072	—	—	(3,072)	—	(3,072)
Stock-based compensation expense	—	—	—	—	3,052	—	3,052
Net loss	—	—	—	—	—	(96,267)	(96,267)
Balance as of June 30, 2026	130,000	$139,864	128,674,548	$13	$300,756	$(152,501)	$148,268
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	3,140	—	—	(3,140)	—	(3,140)
Stock-based compensation expense	—	—	—	—	2,806	—	2,806
Issuance of common stock in connection with the ATM facility, net of offering costs	—	—	1,119,180	—	1,432	—	1,432
Deemed dividend for anti-dilution adjustment to convertible preferred stock	—	—	—	—	310	(310)	—
Net loss	—	—	—	—	—	(29,629)	(29,629)
Balance as of September 30, 2026	130,000	$143,004	129,793,728	$13	$302,164	$(182,440)	$119,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (Continued)

(unaudited)

(amounts in thousands, except share amounts)

					Additional
	Redeemable Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance as of December 31, 2024	130,000	$122,419	125,730,236	$13	$302,994	$(40,110)	$262,897
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	2,748	—	—	(2,748)	—	(2,748)
Exercise of stock options	—	—	20,016	—	25	—	25
Vesting of RSUs, net of shares surrendered to pay taxes	—	—	1,103,284	—	(1,796)	—	(1,796)
Stock-based compensation expense	—	—	—	—	3,367	—	3,367
Net loss	—	—	—	—	—	(18,843)	(18,843)
Balance as of March 31, 2025	130,000	$125,167	126,853,536	$13	$301,842	$(58,953)	$242,902
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	2,810	—	—	(2,810)	—	(2,810)
Stock-based compensation expense	—	—	—	—	2,542	—	2,542
Net loss	—	—	—	—	—	(9,392)	(9,392)
Balance as of June 30, 2025	130,000	$127,977	126,853,536	$13	$301,574	$(68,345)	$233,242
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	2,874	—	—	(2,874)	—	(2,874)
Exercise of stock options			57,184		130		130
Vesting of RSUs, net of shares surrendered to pay taxes			722		(2)		(2)
Stock-based compensation expense	—	—	—	—	3,065	—	3,065
Net income	—	—	—	—	—	21,567	21,567
Balance as of September 30, 2025	$130,000	$130,851	$126,911,442	$13	$301,893	$(46,778)	$255,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORGANOGENESIS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(179,052)	$(6,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,769	11,207
Amortization of intangible assets	6,574	2,525
Reduction in the carrying value of right-of-use assets	7,071	6,193
Non-cash interest expense	211	208
Deferred tax expense (benefit)	29,962	(6,129)
Provision recorded for credit losses	1,161	5,403
Loss on disposal of property and equipment	723	73
Adjustment for excess and obsolete inventories	12,639	7,963
Stock-based compensation	9,494	8,974
Fair value adjustment to assets held for sale	(1,188)	9,235
Changes in operating assets and liabilities:
Accounts receivable	123,603	(64,325)
Inventories	(14,746)	(14,954)
Prepaid expenses and other current assets and other assets	6,924	(3,298)
Operating leases	(5,798)	(6,302)
Accounts payable	(6,922)	643
Accrued expenses and other current liabilities	(31,731)	(1,943)
Other liabilities	186	1,466
Net cash used in operating activities	(29,120)	(49,729)
Cash flows from investing activities:
Purchases of property and equipment	(5,712)	(9,499)
Sale of asset held for sale	3,612	—
Net cash used in investing activities	(2,100)	(9,499)
Cash flows from financing activities:
Payments of withholding taxes in connection with RSUs vesting	(3,050)	(1,798)
Proceeds from the exercise of stock options	—	155
Principal repayments of finance lease obligations	(10,598)	(869)
Issuance of common stock in connection with the ATM facility, net of offering costs	1,432	—
Construction of landlord assets, net of tenant allowance	(23,958)	(10,039)
Net cash used in financing activities	(36,174)	(12,551)
Change in cash, cash equivalents and restricted cash	(67,394)	(71,779)
Cash, cash equivalents, and restricted cash, beginning of period	94,331	136,151
Cash, cash equivalents, and restricted cash, end of period	$26,937	$64,372
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	4,086
Supplemental disclosure of non-cash investing and financing activities:
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	$9,215	$8,432
Change in purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$(236)	$(2,029)
Right-of-use assets obtained through finance lease obligations	$(357)	$2,282
Right-of-use assets obtained through operating lease obligations	$—	$2,388
Deemed dividend for anti-dilution adjustment to convertible preferred stock	$310	$—
Landlord asset additions included in accounts payable and accrued expenses and other current liabilities, net of tenant allowances	$2,909	$1,925

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 26, 2026 (the “Annual Report”). The results for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future years or periods.

Our sources of liquidity consist of cash and cash equivalents on hand, cash generated from product sales and the remaining capacity available under the ATM Agreement, under which $73,162 of the $75,000 aggregate sales value remained available as of September 30, 2026. The remaining capacity under the ATM Agreement is not committed financing and does not assure that we will be able to raise $73,162, or any specific amount, under the ATM Agreement. Sales under the ATM Agreement are discretionary and depend on market conditions, the trading price and trading volume of our Class A common stock, applicable securities laws and registration statement limitations, satisfaction of conditions to sales under the ATM Agreement, and other factors. To date, we have sold only a limited amount of Class A common stock under the ATM Agreement, and the pace of sales has been slow relative to the amount of remaining capacity. We therefore may not be able to access the full remaining capacity under the ATM Agreement, or any significant portion of it, within the timeframe in which we may need additional capital. The Company has had recurring losses and incurred a loss of $179,052 for the nine months ended September 30, 2026. Net cash used in operations for the nine months ended September 30, 2026 was $29,120. The Company believes that the cash and cash equivalents at the filing date of this Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report other than the restricted cash policy detailed below.

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

Restricted Cash

Restricted cash consists primarily of cash balances held as employee deposits in connection with the Company’s health benefit plan, security deposits, and amounts maintained as collateral to support the Company's corporate credit card programs. These funds are legally restricted as to withdrawal or use and are not available for general operating purposes. Restricted cash is presented separately from cash and cash equivalents on the condensed consolidated balance sheets. As of September 30, 2026, the Company had long-term restricted cash of $5,448, which is included within other assets on the condensed consolidated balance sheet.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. This standard requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. This guidance applies to preferred stock classified as equity, including preferred stock that is classified as temporary equity. The standard is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company early adopted ASU 2026-01 for the interim period beginning April 1, 2026. The adoption of ASU 2026-01 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

3. Net Product Revenue

The following tables set forth net product revenue by product category:

	Three Months Ended September 30,
	2026	2025
Advanced Wound Care	$38,152	$141,451
Surgical & Sports Medicine	7,305	9,036
Total net product revenue	$45,457	$150,487

	Nine Months Ended September 30,
	2026	2025
Advanced Wound Care	$103,780	$314,074
Surgical & Sports Medicine	20,732	23,885
Total net product revenue	$124,512	$337,959

For all periods presented, net product revenue generated outside the United States represented 1% of total net product revenue.

4. Accounts Receivable, Net

Accounts receivable consisted of the following:

	September 30,	December 31,
	2026	2025
Accounts receivable	$108,559	$246,463
Less — allowance for credit losses	(13,993)	(16,089)
Less — product return reserves	(1,879)	(12,923)
	$92,687	$217,451

The Company’s allowance for credit losses is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$9,945	$11,153	$16,089	$9,576
Additions	4,136	2,287	1,161	5,403
Write-offs	(88)	—	(3,257)	(1,542)
Recoveries	—	1	—	4
Balance at end of period	$13,993	$13,441	$13,993	$13,441

5. Inventories

Inventories, net of related reserves for excess and obsolescence, consisted of the following:

	September 30,	December 31,
	2026	2025
Raw materials	$13,096	$14,339
Work in process	820	1,265
Finished goods	12,767	14,023
	$26,683	$29,627

6. Asset Held for Sale

During the first quarter of 2025, the Company listed a building for sale, located on the Company’s Canton, Massachusetts campus, and commenced actions to complete the sale within twelve months. Certain events and circumstances, which were beyond the Company’s control, extended the period of time required to sell the asset beyond one year.

During the first quarter of 2025, the Company reclassified the building as an asset held for sale and recognized a $6,567 write-down to adjust the carrying value of the building held for sale to its estimated fair market value based on observable market conditions, net of the estimated costs to sell, on the condensed consolidated statements of operations and comprehensive income (loss). The Company recorded additional write-downs during 2025 of $4,608, as well as a fair value adjustment increase of $1,188 during the second quarter of 2026 due to changes in the market for this property. Management determined that the sale does not represent a strategic shift having a major effect on the Company’s operations and financial results and therefore did not meet the criteria for classification as discontinued operations.

In July 2026, the Company completed the sale of the asset previously classified as held for sale for gross proceeds of $3,750. Net proceeds, after selling costs, were $3,612.

7. Long-Lived Assets and Goodwill

Long-Lived Assets

The Company reviews long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three and nine months ended September 30, 2026, the Company concluded impairment triggers had occurred for its company-wide asset group as a result of a decline in the Company’s market capitalization combined with recent weakened financial performance. The Company performed an impairment review in accordance with ASC 360, Property, Plant and Equipment. The Company did not record any impairment related to this asset group because the carrying value of the asset group is recoverable based on the review. During the three and nine months ended September 30, 2025, the Company did not identify factors that constituted an impairment trigger relating to its company-wide asset group, and accordingly, there was no impairment related to its company-wide asset group.

Goodwill

Goodwill is tested for impairment at least annually (as of December 31), or more frequently if events or circumstances indicate the carrying value may no longer be recoverable. During the nine months ended September 30, 2026, the Company identified factors, including a decline in the Company’s market capitalization combined with recent weakened financial performance, that constituted an impairment trigger relating to its goodwill. During the nine months ended September 30, 2026, the Company performed a quantitative analysis, and used its market capitalization to approximate the fair value of the reporting unit. The fair value of the reporting unit exceeded its carrying value as of September 30, 2026, and accordingly, the Company did not record any impairment on its goodwill. During the nine months ended September 30, 2025, the Company did not identify factors that constituted an impairment trigger relating to its reporting unit and did not record any impairment relating to its goodwill.

8. Restructuring

During 2025 and 2026, the Company committed to a restructuring plan. For the nine months ended September 30, 2025, the Company reduced its’ headcount by 21 employees, or approximately 2.4% of all employees and incurred charges of $516, in connection with these restructuring activities.

During the first half of 2026, the Company continued to restructure its workforce and closed its operations in the St. Petersburg, Florida facility to increase productivity and enhance profitability. The restructuring activities in the first and second quarters reduced the Company’s headcount by 226 employees, or approximately 26% of all employees. For the nine months ended September 30, 2026, the Company incurred charges of $13,880, in connection with these restructuring activities, primarily consisting of severance and other employee termination benefits of $7,945, write-down of intangible assets of $4,923, and write-down of inventories related to the facility closure of $1,012. These charges were included primarily in cost of goods sold and selling, general and administrative expenses (including write-down of intangible assets) in the condensed consolidated statements of operations and comprehensive income (loss). The Company did not incur further charges in the three months ended September 30, 2026 and expects to pay accrued restructuring costs primarily through 2026.

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The movements in the restructuring liability principally consist of severance payments.

Employee
Liability balance as of December 31, 2025	$178
Expenses	2,846
Cash disbursements	(140)
Liability balance as of March 31, 2026	$2,884
Expenses	5,099
Cash disbursements	(2,023)
Liability balance as of June 30, 2026	$5,960
Expenses	—
Cash disbursements	(4,019)
Liability balance as of September 30, 2026	$1,941

9. Long-Term Debt Obligations

2021 Credit Agreement

In August 2021, the Company, as borrower, its subsidiaries, as guarantors, and Silicon Valley Bank (“SVB”) and the several other lenders thereto (collectively, the “Lenders”) entered into a credit agreement, as amended (the “2021 Credit Agreement”), providing for a term loan facility not to exceed $75,000 (the “Term Loan Facility”) and a revolving credit facility not to exceed $125,000 (the “Revolving Facility” and, together with the Term Loan Facility, the “Facilities”). In November 2024, the Company and the Lenders amended the 2021 Credit Agreement to allow for the issuance of Series A Convertible Preferred Stock, par value of $0.0001 per share (the “Convertible Preferred Stock”), and to require the repayment of the Term Loan Facility within one business day of such issuance, among other terms. The Company prepaid the Term Loan Facility in November 2024, and amounts borrowed under the Term Loan Facility may not be re-borrowed. On October 31, 2025, the 2021 Credit Agreement was further amended to reduce the Revolving Facility from $125,000 to $75,000, among other terms. As of December 31, 2025 and August 6, 2026, the date on which the Revolving Facility expired in accordance with the terms of the credit agreement, the Company had no outstanding borrowings.

10. Equity

Convertible Preferred Stock

The Company recognizes changes in the redemption value of the Convertible Preferred Stock, which include accretion of the associated issuance costs and accrual of unpaid dividends using the effective interest method, over the period from the issuance date to the earliest redemption date, November 12, 2031. Any accrued but unpaid dividends will become part of the liquidation preference of the Convertible Preferred Stock, as set forth in the Certificate of Designations. As of September 30, 2026, the Company had not paid any dividends in cash, and all such dividends had been accrued and added to the liquidation preference of the Convertible Preferred Stock. During the nine months ended September 30, 2026, and September 30, 2025, the Company increased the carrying value of the Convertible Preferred Stock by $9,215 and $8,432, respectively, which resulted in a corresponding decrease to additional paid-in-capital during the same periods.

ATM Agreement

In August 2026, the Company entered into an At-The-Market Sales Agreement (the “ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”) and BTIG, LLC (“BTIG”), pursuant to which the Company could, at its option, offer and sell shares of its Class A common stock, with a sales value of up to $75,000, from time to time, through BTIG and Citizens, acting as sales agents, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended (the

“Securities Act”). BTIG and Citizens were entitled to a combined commission of 3% of the gross proceeds from any sales of such shares. During the three and nine months ended September 30, 2026, the Company sold and issued 1,119,180 shares of its Class A common stock under the ATM Agreement at an average price of $1.64 per share for proceeds of $1,432, net of issuance costs of $407.

11. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was $2,806, $9,494, $3,065, and $8,974 for the three and nine months ended September 30, 2026 and 2025, respectively. The total amount of stock-based compensation expense was included within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2026, the total unrecognized compensation cost related to unvested stock options, restricted stock units and performance stock units was $20,278 and the weighted average remaining recognition period for unvested awards was 2.44 years.

12. Earnings (Loss) per Share

The computation of basic and diluted EPS attributable to the Class A common stockholders was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(29,629)	$21,567	$(179,052)	$(6,668)
Accretion of redeemable convertible preferred stock to redemption value	(181)	(140)	(510)	(390)
Cumulative dividend on redeemable convertible preferred stock	(2,959)	(2,734)	(8,705)	(8,042)
Undistributed earnings	$(32,769)	$18,693	$(188,267)	$(15,100)
Undistributed earnings allocated to participating redeemable convertible preferred stock	$—	$(4,168)	$—	$—
Net income (loss) attributable to common stockholders	$(32,769)	$14,525	$(188,267)	$(15,100)
Denominator:
Weighted average common shares outstanding — basic	128,990,436	126,881,709	128,489,389	126,679,109
Dilutive effect of RSUs	—	2,105,758	—	—
Dilutive effect of options	—	1,861,528	—	—
Weighted average common shares outstanding — diluted	128,990,436	130,848,995	128,489,389	126,679,109
Net income (loss) per share — basic	$(0.25)	$0.11	$(1.47)	$(0.12)
Net income (loss) per share — diluted	$(0.25)	$0.11	$(1.47)	$(0.12)

For the three and nine months ended September 30, 2026 and 2025, outstanding stock-based awards of 18,607,809 and 16,864,468, respectively, were excluded from the diluted EPS calculation as they were anti-dilutive. For the three and nine months ended September 30, 2026 and 2025, 39,996,707 and 36,772,309 shares of common stock, respectively, that were available upon conversion of Convertible Preferred Stock were excluded from the diluted EPS calculation as they were anti-dilutive.

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

During the nine months ended September 30, 2026, the Company terminated certain research and development (“R&D”) programs and related vendor agreements, a portion of which was accounted for as operating leases. The total net charge of $5,588 was recorded in research and development expense and included a write-off of $1,396 of prepaid and other current assets and a write-off of $1,422 of operating lease right-of-use assets, net. The remaining balance is recorded within accrued expenses and other current liabilities as of September 30, 2026.

14. Segment Information

The Company’s performance is reported in one segment. During 2026, there have been no changes to the Company’s basis of segmentation or in the basis of measurement of segment loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net product revenue	$45,457	$150,487	$124,512	$337,959
Grant income	—	377	1,928	603
Less:
Cost of goods sold	21,898	36,251	71,343	87,604
Clinical expense	1,093	6,198	14,892	14,179
Sales and marketing	23,618	53,208	92,752	150,182
General and administrative	21,469	26,534	71,486	75,880
Other segment items (a)	7,008	7,106	55,019	17,385
Segment net income (loss)	(29,629)	21,567	(179,052)	(6,668)

Reconciliation of segment net income (loss):
Reconciling items	—	—	—	—
Consolidated net income (loss)	$(29,629)	$21,567	$(179,052)	$(6,668)

(a) Other segment items include: research and development related severance, salary, payroll taxes and benefits, research and development related rent and other facilities expense, research and development related depreciation and amortization, fair value adjustment to assets held for sale, other income (expense), net, and income tax benefit (expense).

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

The Company paid an upfront licensing fee to Vivex to sell Dual and Matrix, and also agreed to pay a fixed milestone payment for Dual in the event that its average sales price (“ASP”) is published by certain government agencies for a specified period of time, which the Company determined was probable. Additionally, the Company pays a low double-digit royalty on the Net Sales of Dual and VIA and a high single-digit royalty on the Net Sales of Matrix, during the royalty term, as defined in the agreement with Vivex.

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

The Company recorded total royalty expense of $784 and $4,045 during the three months ended September 30, 2026 and 2025, respectively, and $2,075 and $14,666 during the nine months ended September 30, 2026 and 2025, respectively, within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

17. Taxes

The Company’s U.S. provision for income tax benefit (expense) for the three and nine months ended September 30, 2026 and 2025 reflects the tax effects of the Company’s pre-tax results in each respective period. The Company’s wholly-owned Swiss subsidiary, Organogenesis GmbH, is subject to taxation in Switzerland and has a transfer pricing arrangement in place with Organogenesis Inc., its U.S. parent.

The income tax rate for the nine months ended September 30, 2026 was (20)%, a decrease from the U.S. statutory rate of 21% primarily due to the establishment of a full valuation allowance against its deferred tax assets during the second quarter of 2026. The income tax rate for the three months ended September 30, 2026 was immaterial. The income tax benefit (expense) for the three months ended September 30, 2026 and 2025 was $(8) and $407, respectively. The income tax benefit (expense) for the nine months ended September 30, 2026 and 2025 was $(30,078) and $9,789, respectively. The increase in tax expense during the three and nine months ended September 30, 2026 was a result of establishing a valuation allowance against the Company’s deferred tax assets during the second quarter of 2026. The Company will continue to assess the realizability of its deferred tax assets at each reporting date and will adjust the valuation allowance when sufficient positive evidence supports a change in its conclusion. The income tax benefit for the three and nine months ended September 30, 2025, was primarily due to the generation of research and development tax credits.

During the three months ended June 30, 2026, the Company updated its operating forecasts, which reflected expected taxable losses in the foreseeable future. As a result, the Company reassessed the realizability of its deferred tax assets and recorded a full valuation allowance against its net deferred tax assets. In making this assessment, the Company considered all available positive and negative evidence, including its cumulative loss position, historical operating results, forecasts of future taxable income, the reversal of existing taxable temporary differences and available tax-planning strategies. There was no change in the Company’s assessment during the three months ended September 30, 2026.

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

We offer a comprehensive portfolio of products in the markets we serve that address patient needs across the continuum of care. We have generated and intend to continue to generate data from clinical trials, real-world outcomes and health economics research that validate the clinical efficacy and value proposition offered by our products. Several of our existing and pipeline products in our portfolio have PMA or 510(k) clearance from the FDA. Given the extensive time and cost required to conduct clinical trials and receive FDA approvals, we believe that our data and regulatory approvals provide us with a strong competitive advantage. Our product development expertise and multiple technology platforms provide a robust product pipeline, which we believe will drive future growth.

In the Advanced Wound Care market, we focus on the development and commercialization of advanced wound care products for the treatment of chronic and acute wounds in various treatment settings. We have a comprehensive portfolio of regenerative medicine products capable of supporting patients from early in the wound healing process through wound closure regardless of wound type. Our Advanced Wound Care products include Apligraf for the treatment of VLUs and DFUs; Dermagraft for the treatment of DFUs (manufacturing and distribution currently suspended pending transition to our new manufacturing facility in Smithfield, RI); PuraPly AM and PuraPly XT as antimicrobial barriers and native, cross-linked extracellular matrix (“ECM”) scaffold for a broad variety of wound types; CYGNUS Matrix as a dehydrated placental allograft that promotes an optimal environment for wound healing; Affinity and NuShield as placental allografts to address a variety of wound sizes and types as a protective barrier and ECM scaffold; and AmchoThick as a dehydrated amnion-chorion-amnion placental allograft that provides a protective barrier and supports an optimal environment for healing. We have a highly trained and specialized direct wound care sales force paired with comprehensive customer support services.

In the Surgical & Sports Medicine market, we are leveraging our broad regenerative medicine capabilities to address chronic and acute surgical wounds and tendon and ligament injuries. Our Surgical & Sports Medicine products include NuShield and CYGNUS Matrix for surgical applications in targeted soft tissue repairs; and Affinity, PuraPly MZ, PuraPly AM, and PuraPly SX for management of open wounds in the surgical setting. We currently sell these products through independent agencies and our direct sales force.

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

On November 5, 2025, CMS released a final rule adopting policy changes for Medicare payments under the PFS and other Medicare Part B issues, effective on or after January 1, 2026. On November 25, 2025, CMS issued a final rule that adopted policy changes for Medicare payments under the Hospital Outpatient Prospective Payment System (“OPPS”), effective on or after January 1, 2026. For calendar year 2026, under the PFS and OPPS final rules, CMS will pay for certain skin substitute products at a payment rate of approximately $127.14 per square centimeter (prior to the application of the geographic adjustments, as applicable), as incident-to supplies when they are used as part of a covered application procedure paid in the non-facility setting or used in the hospital outpatient department and ambulatory surgery center setting. Both the PFS and OPPS final rules assign skin substitutes to categories based on their FDA regulatory status, namely 361 HCT/Ps, PMAs and 510(k)s. CMS stated that categorizing and paying for skin substitute products based on relevant product characteristics, consistent with their FDA regulatory status, recognizes the clinical and resource differences in product types and is intended to incentivize competition to create more innovative products, while also resulting in significant savings to the Medicare Trust Fund. For calendar year 2026, the final PFS and OPPS rules provide for use of a single initial payment rate across these three categories, with CMS indicating that in future years, it intends to propose payment rates that differentiate between the three FDA regulatory categories. CMS is implementing these policy changes in the non-facility setting paid under the PFS and in the hospital outpatient department and ambulatory surgical center settings paid under OPPS to remain consistent across these different sites of care. While we believe CMS’ finalized PFS and OPPS payment structure will curb abuse under the current system and the resulting rapid escalation in Medicare spending, and ensure a much-needed consistent payment approach across sites of care, the changes could also materially and adversely impact utilization of our products, our business, our revenue and our profitability.

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

On July 7, 2026, CMS issued the proposed calendar year 2027 OPPS, and on July 16, 2026, CMS issued the proposed calendar year 2027 PFS. CMS has not proposed a change to the per square centimeter rate discussed above, and CMS has not proposed differential payment for skin substitutes approved, cleared, or registered under different FDA regulatory statuses. While the longer-term impact of CMS’ updated Medicare reimbursement changes is still uncertain, we experienced a significant year-over-year decline in revenue in the first three quarters of fiscal year 2026, and we will continue to experience a significant year-over-year decline in revenue in the fourth quarter of fiscal year 2026.

In light of these developments and any future changes in the rate of reimbursement for our products, we may prioritize the sale of certain products (including licensed products) in our portfolio.

Amnuvx

In December 2025, we completed a planned Type B meeting with the FDA, resulting in confirmation to initiate a rolling BLA for Amnuvx. We initiated our rolling BLA submission in December 2025 and completed the submission on April 24, 2026. During June 2026, the FDA accepted the BLA for review. During the third quarter, the FDA completed a Pre-License Inspection of our Norwood Facility and identified 18 items requiring remediation. In addition, we recently received information requests from the FDA related to the clinical data we submitted in the BLA following a mid-cycle communication teleconference. We are preparing responses to the information requests and currently expect to complete the identified remediation work in the Norwood facility by September 30, 2027. Accordingly, the PDUFA target action date is expected to be extended from April 24, 2027.

Dermagraft

As previously disclosed, manufacturing of Dermagraft was suspended in the fourth quarter of 2021 and sales of Dermagraft were suspended in the second quarter of 2022. We planned to transition our Dermagraft manufacturing to our newly-leased biomanufacturing facility in Smithfield, Rhode Island and to commence sales by the end of 2027, however, given the decline in the skin substitute market and the decline in our net revenue, we are delaying the relaunch of Dermagraft and cannot currently project specific timing. If there are continued significant delays in the build-out of the Smithfield Facility, FDA approval of the facility for manufacturing Dermagraft or the relaunch of commercial sales of Dermagraft, it could have an adverse effect on our consolidated net product revenue and results of operations.

Components of Our Condensed Consolidated Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Net Product Revenue

We derive our net product revenue from our portfolio of Advanced Wound Care and Surgical & Sports Medicine products. We primarily sell our Advanced Wound Care products through direct sales representatives who manage and maintain the sales relationships with hospitals, wound care centers, government facilities, ASCs and physician offices. We primarily sell our Surgical & Sports Medicine products through third-party agencies. As of September 30, 2026, we had approximately 139 direct sales representatives and approximately 181 independent agencies.

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

Grant income

Grant income relates to a grant we received from a governmental agency during the second quarter of 2025 related to our Smithfield Facility. We expect to recognize grant income as we recognize the related expenses that the grant is intended to compensate.

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

Fair value adjustments to assets held for sale

Impairment and fair value adjustments to assets held for sale relate to the sale of one of our buildings located on our Canton, Massachusetts campus that was adjusted to its estimated fair market value, net of estimated costs to sell, based on observable market conditions. We recorded write-downs of the property during the first quarter of 2025 and additional write-downs later in 2025, and we recorded a favorable fair value adjustment of $1.2 million during the second quarter of 2026. We completed the sale of the building in July 2026 for net proceeds of $3.6 million.

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities. In addition, we consider whether it is more likely than not that a tax position will be sustained on examination by taxing authorities based on the technical merits of the position. As of September 30, 2026, we have established a full valuation allowance against our deferred tax assets that we believe are more likely than not to expire before being utilized.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited, in thousands)
Revenue:
Net product revenue	$45,457	$150,487	$124,512	$337,959
Grant income	—	377	1,928	603
Total revenue	45,457	150,864	126,440	338,562
Operating expenses:
Cost of goods sold	21,898	36,251	71,343	87,604
Selling, general and administrative	45,087	79,743	164,238	226,062
Research and development	7,961	13,221	41,419	34,256
Fair value adjustment to assets held for sale	—	922	(1,188)	9,235
Total operating expenses	74,946	130,137	275,812	357,157
Income (loss) from operations	(29,489)	20,727	(149,372)	(18,595)
Other income (expense), net:
Interest income (expense), net	(61)	415	457	2,045
Other income (expense), net	(71)	18	(59)	93
Total other income (expense), net	(132)	433	398	2,138
Net income (loss) before income taxes	(29,621)	21,160	(148,974)	(16,457)
Income tax benefit (expense)	(8)	407	(30,078)	9,789
Net income (loss) and comprehensive income (loss)	$(29,629)	$21,567	$(179,052)	$(6,668)

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

The following table presents a reconciliation of GAAP net income (loss) to non-GAAP EBITDA and non-GAAP Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited, in thousands)
Net income (loss)	$(29,629)	$21,567	$(179,052)	$(6,668)
Interest (income) expense, net	61	(415)	(457)	(2,045)
Income tax (benefit) expense	8	(407)	30,078	(9,789)
Depreciation and amortization	3,927	4,029	11,769	11,207
Amortization of intangible assets (1)	433	842	6,574	2,525
EBITDA	(25,200)	25,616	(131,088)	(4,770)
Stock-based compensation expense	2,806	3,065	9,494	8,974
Inventory write-downs (2)	—	—	3,327	—
Restructuring charge (3)	—	516	8,957	516
Fair value adjustment to assets held for sale (4)	—	922	(1,188)	9,235
R&D program termination costs (5)	—	—	5,588	—
Adjusted EBITDA	$(22,394)	$30,119	$(104,910)	$13,955

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

(5) Amount reflects termination costs associated with various R&D programs and vendors. See Note 13, Leases.

Comparison of Three and Nine Months Ended September 30, 2026 and 2025

Net Product Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$38,152	$141,451	$(103,299)	(73%)
Surgical & Sports Medicine	7,305	9,036	(1,731)	(19%)
Net product revenue	$45,457	$150,487	$(105,030)	(70%)

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Advanced Wound Care	$103,780	$314,074	$(210,294)	(67%)
Surgical & Sports Medicine	20,732	23,885	(3,153)	(13%)
Net product revenue	$124,512	$337,959	$(213,447)	(63%)

The decrease in net product revenue in the three and nine months ended September 30, 2026 was primarily due to a decrease in Advanced Wound Care net product revenue attributed to continued clinician confusion and material disruption in the market following the withdrawal of the LCD coverage policies for skin substitutes and CMS published comments regarding discarded product in December 2025.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Cost of goods sold	$21,898	$36,251	$(14,353)	(40%)
Gross profit	$23,559	$114,236	$(90,677)	(79%)

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Cost of goods sold	$71,343	$87,604	$(16,261)	(19%)
Gross profit	$53,169	$250,355	$(197,186)	(79%)

The decrease in cost of goods sold in the three months ended September 30, 2026 was primarily due to lower costs associated with the decrease in net product revenue.

The decrease in cost of goods sold in the nine months ended September 30, 2026 was primarily due to lower costs associated with the decrease in net product revenue, partially offset by increased inventory write-down adjustments for excess and obsolete inventory resulting from a facility closure and LCD regulatory changes.

The decrease in gross profit in the three and nine months ended September 30, 2026 as a percentage of revenue was due to volume and pricing related impacts of the Medicare reimbursement changes and product mix.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Research and development	$7,961	$13,221	$(5,260)	(40%)

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Research and development	$41,419	$34,256	$7,163	21%

The decrease in research and development expenses in the three months ended September 30, 2026 was primarily due to decreases in clinical spend.

The increase in research and development expenses in the nine months ended September 30, 2026 was primarily due to pre-launch activities related to Dermagraft in our biomanufacturing facility in Smithfield, Rhode Island, terminating certain R&D programs and related vendor agreements and supporting Amnuvx BLA efforts.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$45,087	$79,743	$(34,656)	(43%)

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Selling, general and administrative	$164,238	$226,062	$(61,824)	(27%)

The decrease in selling, general and administrative expenses during the three and nine months ended September 30, 2026 was primarily due to a decrease in commissions and royalty expenses, as well as a decrease in headcount-related expenses resulting from the Company’s restructuring activities.

Fair Value Adjustment to Asset Held for Sale

During the three and nine months ended September 30, 2025, we recorded decreases of $0.9 million and $9.2 million, respectively, to adjust certain assets held for sale to their fair market value.

During the three months ended September 30, 2026, we recorded no adjustments to certain assets held for sale. During the nine months ended September 30, 2026, we recorded a favorable fair value adjustment of $1.2 million to adjust certain assets held for sale to their fair market value.

Other Income (Expense), net

Other income (expense), net, decreased by $0.6 million in the three months ended September 30, 2026. Other income (expense), net, decreased by $1.7 million in the nine months ended September 30, 2026. The decreases resulted primarily from lower interest income earned on our interest-bearing sweep accounts as a result of lower average cash balances.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$(8)	$407	$(415)	(102%)

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$(30,078)	$9,789	$(39,867)	(407%)

The change in the income tax benefit (expense) for the nine months ended September 30, 2026 is primarily attributable to the establishment of a full valuation allowance against our deferred tax assets during the second quarter of 2026. Income tax expense for the three months ended September 30, 2026 was immaterial as a result of the full valuation allowance.

Liquidity and Capital Resources

As of September 30, 2026, we had working capital of $110.5 million, which included $21.3 million in cash and cash equivalents. We expect that our cash on hand and other components of working capital as of September 30, 2026, plus net cash flows from product sales will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months beyond the filing date of this Form 10-Q.

Our sources of liquidity consist of cash and cash equivalents on hand, cash generated from product sales and the remaining capacity available under the ATM Agreement, under which approximately $73.2 million of the $75.0 million aggregate sales value remained available as of September 30, 2026. The remaining capacity under the ATM Agreement is not committed financing and does not assure that we will be able to raise $73.2 million, or any specific amount, under the ATM Agreement. Sales under the ATM Agreement are discretionary and depend on market conditions, the trading price and trading volume of our Class A common stock, applicable securities laws and registration statement limitations, satisfaction of conditions to sales under the ATM Agreement, and other factors. To date, we have sold only a limited amount of Class A common stock under the ATM Agreement, and the pace of sales has been slow relative to the amount of remaining capacity. We therefore may not be able to access the full remaining capacity under the ATM Agreement, or any significant portion of it, within the timeframe in which we may need additional capital.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(29,120)	$(49,729)
Net cash used in investing activities	(2,100)	(9,499)
Net cash used in financing activities	(36,174)	(12,551)
Net change in cash, cash equivalents and restricted cash	$(67,394)	$(71,779)

Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities was $29.1 million, resulting from our net loss of $179.1 million, partially offset by net cash provided in connection with changes in our operating assets and liabilities of $71.5 million, and non-cash charges of $78.4 million. Changes in our operating assets and liabilities included a decrease in accounts receivable of $123.6 million, an increase in inventory of $14.7 million, a decrease in prepaid expenses and other current assets and other assets of $6.9 million, a decrease in operating lease liabilities of $5.8 million, a decrease in accrued expenses and other current liabilities of $31.7 million and a decrease in accounts payable of $6.9 million, partially offset by an increase in other liabilities of $0.2 million.

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

Investing Activities

During the nine months ended September 30, 2026, we used $2.1 million of cash in investing activities. This consisted of $5.7 million of capital expenditures, partially offset by $3.6 million of proceeds from the sale of a building previously held for sale.

During the nine months ended September 30, 2025, we used $9.5 million of cash in investing activities consisting exclusively of capital expenditures.

Financing Activities

During the nine months ended September 30, 2026, net cash used in financing activities was $36.2 million. This consisted of payments for landlord assets, net of tenant allowance of $24.0 million, principal payments on finance lease obligations of $10.6 million, net cash payments associated with our stock awards activities of $3.1 million, partially offset by net proceeds of $1.4 million from issuance of common stock in connection with our ATM Agreement.

During the nine months ended September 30, 2025, net cash used in financing activities was $12.6 million. This consisted of payments for landlord assets under construction, net of tenant allowance of $10.0 million, principal payments on finance lease obligations of $0.9 million and net cash payments associated with our stock awards activities of $1.6 million.

Indebtedness

2021 Credit Agreement

In August 2021, we and our subsidiaries entered into a credit agreement with SVB and several other lenders (the “Lenders”), which we refer to as the 2021 Credit Agreement. The 2021 Credit Agreement, as amended, provided for a term loan facility not to exceed $75.0 million (the “Term Loan Facility”) and a revolving credit facility not to exceed $125.0 million (the “Revolving Facility”), which was reduced to $75.0 million in October 2025. In November 2024, we and the Lenders amended the 2021 Credit Agreement to allow for the issuance of the Convertible Preferred Stock, and to require the repayment of the Term Loan Facility within one business day of such issuance, among other terms. We prepaid the Term Loan Facility in November 2024, and amounts borrowed under the Term Loan Facility may not be re-borrowed. As of December 31, 2025 and August 6, 2026, the date on which the Revolving Facility expired in accordance with the terms of the credit agreement, we had no outstanding borrowings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that, as of September 30, 2026, our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2025, includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Other than the risk factor set forth below, there have been no material changes from such risk factors during the quarter ended September 30, 2026. You should consider carefully the risk factor set forth below, the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2025, or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.

Our cash balance has been declining in 2026 due to reduced product revenue. We may seek to raise cash from stock offerings, including sales under the ATM Agreement, borrowings under future credit facilities or other sources. Our Revolving Facility expired on August 6, 2026, and our net product revenue for the nine months ended September 30, 2026 decreased materially compared to the prior-year period, primarily as a result of market disruption following the withdrawal of the LCD coverage policies for skin substitutes and CMS published comments regarding discarded product in December 2025. Our capital requirements will depend on many factors, including:

•
the revenues generated by sales of our products;
•
the costs associated with our sales and marketing efforts;
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

We cannot assure you that the ATM Agreement will provide us with meaningful liquidity. Although a substantial portion of the $75.0 million aggregate sales value remained available as of September 30, 2026, the ATM Agreement is not a committed financing facility, and our ability to sell shares under it depends on market conditions, the trading price and trading volume of our Class A common stock, limitations imposed by applicable securities laws and our registration statement and the satisfaction of other conditions. As a result, we may be unable to raise any specific amount, or any amount, under the ATM Agreement when we need capital, and any sales we do make would dilute our existing stockholders.

Our operating plan may change as a result of many factors currently unknown to us and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our recent operating results, the decline in the trading price of our Class A common stock and the expiration of our Revolving Facility may make additional financing more difficult or more costly to obtain. Furthermore, if we issue equity or convertible debt securities to raise capital, you may experience dilution, and the new equity or convertible debt securities may have rights, preferences, and privileges that are senior to or otherwise adversely affect your rights as a stockholder. In addition, if we raise capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise capital on acceptable terms, we may not be able to develop our product candidates, enhance our existing products, execute our business plan, take advantage of future opportunities, or respond to competitive pressure, changes in our supplier relationships, or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material adverse effect on our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 5, 2026	Organogenesis Holdings Inc.

(Registrant)

/s/ David Francisco

David Francisco
Chief Financial Officer

(Principal Financial Officer)